Form 10QSB
period 1996-03-31
ROYALE ENERGY INC
filed 1996-05-15
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996        Commission File No. 0-22750


                               ROYALE ENERGY, INC.

             CALIFORNIA                              33-0224120
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                   Identification No.)


                      7676 HAZARD CENTER DRIVE, SUITE 1500
                               SAN DIEGO, CA 92108
                    (Address of principal executive offices)

                   Issuer's telephone number:     619-297-8505

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

               SECURITIES REGISTERED TO SECTION 12(G) OF THE ACT:
                           Common Stock, no par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes[X]      No [ ]


At March 31, 1996, there were outstanding a total of 3,995,549 shares of registrant's Common Stock.

This document consists of 16 pages, Exhibit Index occurring on page 14.

PART I

Item 1.       Financial Statements

                                        ROYALE ENERGY, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS


                                                         March 31,     December 31,
                                                            1996          1995
                                                        (Unaudited)     (Audited)
                                                       ------------- -------------
                    ASSETS

Current assets:
  Cash and cash equivalents                              $665,923     $1,616,860
  Accounts receivable                                     970,171        879,165
  Receivables from related parties                         24,967         24,468
  Note receivable                                               0         33,500
  Other current assets                                     72,116        100,730

                                                      ------------- -------------
      Total current assets                              1,733,177      2,654,723
                                                      ------------- -------------
Oil and gas properties, at cost, net of reserve
   for impairment of $213,938 and $213,938,
   respectively (successful efforts method)             4,867,400      4,783,191

Equipment and fixtures                                    171,113        157,646
                                                      ------------- -------------
                                                        5,038,513      4,940,837
Less accumulated depreciation,
  depletion and amortization                            1,315,529      1,201,199
                                                      ------------- -------------

                                                        3,722,984      3,739,638
                                                      ------------- -------------
Other assets:

  Receivable from related parties, net of reserve
   for doubtful accounts of $455,516.65                    48,761         60,384


  Investment in affiliate                                  10,000         10,000

  Deferred costs on trust organization                    125,250        125,250

  Other                                                     1,033          1,132

                                                      ------------- -------------
                                                          185,044        196,766
                                                      ------------- -------------
                        TOTAL ASSETS                   $5,641,205     $6,591,127
                                                      ============= =============






                  (See Notes to Consolidated Financial Statements)

                                        ROYALE ENERGY, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS



                                                       March 31,    December 31,
                                                            1996          1995
                                                       (Unaudited)     (Audited)
                                                      ------------- -------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                $1,766,613     $2,357,514
  Current portion of long-term debt                             0        113,621
  Deferred revenue from turnkey drilling                  298,193        532,940
                                                      ------------- -------------

      Total current liabilities                         2,064,806      3,004,075
                                                      ------------- -------------

Long-Term Debt, net of current portion                    303,149        320,043

Redeemable preferred stock:

  Series A convertible preferred stock, no par value,
     authorized 259,250 shares, issued and
     outstanding 36,875 and 36,875, respectively          129,100        129,100
                                                      ------------- -------------
Stockholders' Equity:
  Common stock, no par value, authorized

     10,000,000 shares, issued and outstanding
     3,994,299 and 3,980,549 shares, respectively       8,336,273      8,289,398
  Series AA preferred stock, no par value, authorized
     147,500 shares, issued and outstanding
     115,000 and 135,000, respectively                    460,000        540,000
  Accumulated deficit                                  (5,652,123)    (5,691,489)

                                                      ------------- -------------
    Total stockholders' equity                          3,144,150      3,137,909
                                                      ------------- -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $5,641,205     $6,591,127
                                                      ============= =============

















                  (See Notes to Consolidated Financial Statements)

                                  ROYALE ENERGY, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended March 31,
                                                      ---------------------------
                                                          1996          1995
                                                      (Unaudited)    (Unaudited)
                                                      ------------- -------------
Revenues:
  Oil and gas sales                                      $231,148       $156,071
  Gas Distribution                                        655,417        792,715
  Turnkey drilling                                        839,118         25,200
  DWI Production Income                                         0         13,000
  Management fees and other                                69,771         41,277

                                                      ------------- -------------
      Total revenues                                    1,795,454      1,028,263
                                                      ------------- -------------
Costs and expenses:
  General and administrative                              302,681        347,874
  Turnkey drilling and development                        489,067         44,403

  Gas Distribution - cost of goods                        626,616        781,819
  Lease operating                                          68,832         90,120
  DWI production                                                0          9,285
  Loss on lease impairment                                      0         31,138
  Legal and accounting                                     52,784         69,577
  Marketing                                                95,588         79,912

  Depreciation, depletion and amortization                114,525        101,873
                                                      ------------- -------------
      Total costs and expenses                          1,750,093      1,556,001
                                                      ------------- -------------
      Net income/(loss)                                    45,361       (527,738)


Other income and (expense):
  Interest expense                                         (8,387)       (20,130)
                                                      ------------- -------------
Net income (loss) before income tax                        36,974       (547,868)
Income tax expense                                              0          2,032
                                                      ------------- -------------

Net income (loss)                                          36,974       (549,900)
                                                      ============= =============

Net income (loss) per common share                          $0.01         ($0.14)
                                                      ============= =============


Weighted average common shares outstanding              3,982,570      3,960,299
                                                      ============= =============








                  (See Notes to Consolidated Financial Statements)

                                  ROYALE ENERGY, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          1996          1995
                                                      (Unaudited)    (Unaudited)
                                                      ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net profit (loss)                                      36,974       (549,900)
    Adjustments to reconcile net income to
      net cash provided (used) by operating activities:
        Depreciation, depletion and amortization          114,525        101,873

        Loss on impairment of assets                            0         31,138
     (Increase) decrease in:
        Accounts receivable                               (91,006)       286,933
        Receivable from related parties                      (499)         2,676
        Prepaid expenses and other assets                  28,614         (7,890)
        Other                                                  99            100

     Increase (decrease) in:
        Accounts payable and accrued expenses            (590,901)      (578,366)
        Deferred revenues - DWI                          (234,747)       361,469
                                                      ------------- -------------

   Net Cash Provided (Used) by Operating Activities      (736,941)      (351,967)

                                                      ------------- -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for oil and gas properties               (94,607)             0
    Other capital expenditures                            (13,467)        (5,472)

                                                      ------------- -------------

   Net Cash Provided (Used) by Investing Activities      (108,074)        (5,472)
                                                      ------------- -------------




















                  (See Notes to Consolidated Financial Statements)

                                   ROYALE ENERGY, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Three Months Ended March 31,
                                                      ---------------------------
                                                          1996          1995
                                                      (Unaudited)    (Unaudited)
                                                      ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    (Increase) decrease in receivable from related
      parties, net                                         11,623         (2,361)
    (Increase) decrease in notes receivable                15,000              0
    Principal payments on notes payable                  (132,545)      (120,991)
                                                      ------------- -------------


   Net Cash Provided (Used) by Financing Activities      (105,922)      (123,352)
                                                      ------------- -------------

Net Increase (Decrease) In Cash and Cash Equivalents     (950,937)      (480,791)


Cash at Beginning of Year                               1,616,860        679,863
                                                      ------------- -------------

Cash at End of Period                                    $665,923       $199,072
                                                      ============= =============


SUPPLEMENTAL INFORMATION:

  Cash paid for interest                                  $15,241        $20,097
                                                      ============= =============
  Cash paid for taxes                                          $0         $2,032
                                                      ============= =============

NONCASH TRANSACTIONS:

  Series AA Preferred Stock exchanged
      for common stock                                    $30,000             $0
                                                      ============= =============





                  (See Notes to Consolidated Financial Statements)

<F1>
1.  In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented.  The results of operations for the three month period is not, in management's opinion, indicative of the results to be expected for a full year of operations.  It is suggested that these consolidated financial state ments be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

<F2>
2.  The consolidated financial statements include the accounts of Royale Energy, Inc. and its 100% owned subsidiary, Royale
Covenant Securities Corporation (collectively referred to as the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the first three months of 1996, the Company achieved a net operating profit of $45,361, an improvement over the net operating loss in the first three months of 1995 of $527,738. The Company's management attribute this improvement
to increased revenues from turnkey drilling and oil and gas sales.   For the
quarter ended March 31, 1996, the Company reported a net profit of $36,974,
compared to the net loss of $549,900 for the same period in 1995.   Total
revenues for the period were $1,795,454, which was an increase of $767,191 or 74.6%, when compared to the period in 1995. The increase in total revenues can be primarily attributable to increased turnkey drilling.

The Company's Royale Natural Gas Marketing division recorded sales for the first quarter of 1996 in the amount of $655,417 for which it incurred costs of sales of $626,616. For the same period in 1995, sales were $792,715, which were offset by cost of sales of $781,819. While this represents a decrease in sales of $137,298 or 17.3% and a decrease in costs of $155,203 or 19.9%, the division recognized an overall increase in net profit from $10,896 in the first quarter of 1995 to $28,801 in the sampe period of 1996, a 164% increase. The decreases in sales and costs were mainly due to increased volatility in the market for natural gas, which decreased the sales the company was able to consumate.

Turnkey drilling revenues for the quarter ended March 31, 1996 were $839,118 which were offset by drilling and development costs of $489,067. For the same period in 1995, turnkey drilling revenues were $25,200, while drilling and development costs were $44,403. The drilling revenues in 1996 were mainly due to the drilling of two wells in the first quarter, that were partially sold to outside parties. The drilling revenues and costs in the first quarter of 1995 were a continuation of sales from the Company's 1994 drilling projects.

In the first quarter of 1995, the Company sold production interests in producing properties, which were a continuation of the 1994 drilling programs, in the amount of $13,000 while recording costs of these sales of $9,285. The Company did not record any sales or costs of this type in the first quarter of 1996.

Oil and gas revenues for the three months ended March 31, 1996 were $231,148 compared to $156,071 for the same period in 1995, which represents a $75,077 or 48.1% increase. This increase in revenues was mainly due to the increase in the price the Company received for its natural gas production and an increase in the overall production of the Company, mainly from newly drilled wells.

The Company's oil and gas production costs, which are chiefly comprised of lease operating expenses, decreased by $21,288, or 23.6%, to $68,832 for the three months ended March 31, 1996, from $90,120 for the same period in 1995. This decrease in costs can be attributed to operating efficiencies realized by changes made in compression facilities made during 1995.

The aggregate of management fees and other income was $69,771 for the quarter ended March 31, 1996, an increase of $28,494 (69%) from $41,277 during the same period in 1995. This increase was mainly due to the increase in the number of the wells the Company operates and the drilling of the two wells during the period in 1996.

Depreciation, depletion and amortization expense increased to $114,525 from $101,873, an increase of $12,652 (12.4%) for the quarter ended March 31, 1996, as compared to 1995. This increase was primarily due to the Company's increased well ownership due to its 1995 drilling projects.

In March 1995, the Company wrote off $31,138 as lease impairment expense for a gas lease in Texas. The decline in gas prices in 1994 had caused the existing well on this lease to fall below its economic threshold, whereupon the Company discontinued production, causing the lease to terminate. There were no lease impairment write off's in the first quarter of 1996.

General and administrative expenses decreased by $45,193, or 13%, from $347,874 for the quarter ended March 31, 1995 to $302,681 for the same period in 1996. This decrease was mainly due to the decrease in payments made to outside consultants in the first quarter of 1996. Legal and accounting expense decreased to $52,784 for the period, compared to $69,577 for the quarter in 1995, a $16,793 (24.1%) decrease. The decrease can be attributed to tighter management controls on the use of such services, and decreased litigation in the first quarter of 1996. Marketing expense for the quarter ended March 31, 1996, increased $15,676 or 19.6%, to $95,588, compared to $79,912 for the same period in 1995. Marketing expense for the Company varies from period to period according to the number of marketing events attended by Company personnel and associated travel costs.

For the three months ended March 31, 1996, the Company incurred interest expense of $8,387 on the note payable issued in connection with the purchase of producing properties from Arkoma Production of California. Interest expense for the period in 1995, for this note, was $20,130. The interest rate on the note is tied to the prime interest rate, therefore the decrease was due to the general decline in interest rates in 1995 and to the decline in the principal balance of the note. Since inception of the note in April 1994, the original principal balance of $1,065,144, has been reduced by $761,995, to $303,149.


CAPITAL RESOURCES AND LIQUIDITY:

At March 31, 1996, the Company had current liabilities totaling $2,064,806 and current assets totaling $1,733,177. The Company's working capital deficit at March 31, 1996, was $331,629. The primary reason for this deficit is the Company's obligation to complete wells on behalf of outside parties who bought fractional working interests from the Company. The Company records these obligations as deferred revenue from turnkey drilling, a current liability, until the drilling projects are completed. As of March 31, 1996, the Company had $298,193 in deferred revenue from turnkey drilling. Management believes that the Company has sufficient liquidity for the short term.

OPERATING ACTIVITIES. For the quarter ended March 31, 1996, cash used by operating activities totaled $736,941 compared to $351,967 used by operations for the same period in 1995. This increase in cash used can be mainly attributable to the drilling of the two wells in the first quarter of 1996 which decreased the deferred revenues from turnkey drilling account.

INVESTING ACTIVITIES. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $108,074 for the period, compared to $5,472 used by investing activities for the same period in 1995. The primary reason for the difference was due to the Company's drilling of the two wells in the first quarter of 1996.

FINANCING ACTIVITIES. For the quarter ended March 31, 1996, net cash used by financing activities was $105,922, primarily for principal reduction of the note payable to Arkoma Production of California, compared to cash used by financing activities for the same period in 1995 of $123,352. This decrease in cash used was due mainly to the settlement of a note receivable the Company had on its books.

PART II

ITEM 1.   LEGAL PROCEEDINGS

     On March 28, 1996, a U.S. Magistrate Judge for the Northern District of Texas granted the Company's motion to transfer a suit filed in 1994 from Texas to the Southern District of California, where the Company's headquarters are located. This suit was filed on September 30, 1994, in U.S. District Court for the Northern District of Texas against the Company, its then president, executive vice president, a former officer of the Company, and two other members of the board of directors, alleging violations of the registration and anti-fraud provisions of federal securities laws, the Texas Securities Act, and various other related causes of action arising from sales of undivided working interests in oil and gas leases in Hood County, Texas, to one individual in 1990 and 1991, and seeking damages of $89,973 plus interest and attorney fees. The had Company answered and filed a motion to transfer venue or dismiss the suit based on the statute of limitations and failure to state a claim as to various claims. The Company's management continue to deny any liability and intend to vigorously contest the suit if it proceeds.

     On March 11, 1996, the Superior Court of Tehama County, California, ruled in favor of a motion by the Company to reduce a settlement agreement, into which the Company had previously entered, to judgment. A suit had been filed on April 25, 1994, against a subsidiary of the Company and other, unaffiliated entities by the surface owner and surface leaseholder of the property in Tehama County, where the Company and its subsidiary own and operate two wells. The suit alleged that the subsidiary had drilled and operated wells in violation of local environmental laws and regulations and land use permits for the wells and operated as a nuisance, and it sought an injunction and damages. In January 1996, a tentative settlement of the suit was reached during a mediation of the dispute between the parties, and one Plaintiff executed a written settlement agreement, but the remaining Plaintiffs thereafter refused to sign the settlement agreement. The Court's ruling on March 11, 1996, entered the settlement agreement as a judgment of the Court. The Company will continue to operate the wells.

ITEM 2.   CHANGES IN SECURITIES

     None of the rights of any of the Company's securities were modified during the period covered by this report. No class of securities of the Company was issued or modified which materially limited or qualified any class of its registered securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     During the period covered by this report there was no material default in the payment of any principal, interest, sinking or purchase fund installment, or any other material default with respect to any indebtedness of the Company exceeding 5 per cent of the total assets of the Company and its consolidated subsidiaries.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted to a vote of security holders during the period covered by this report.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  No.           Description            Page or Method of Filing

 3.1    Restated Articles of         Incorporated by reference
        Incorporation of Royale      to Exhibit 3.1 of the
        Energy, Inc.                 Company's Form 10-SB
                                     Registration Statement
 3.2    Certificates of Amendment    Incorporated by reference
        to the Articles of           to Exhibit 3.1 of the
        Incorporation of Royale      Company's Form 8-K dated
        Energy, Inc. (effecting      October 31, 1994
        reverse stock split and
        defining certain rights of
        equity security holders)

 3.3    Bylaws of Royale Energy,     Incorporated by reference
        Inc.                         to Exhibit 3.2 of the
                                     Company's Form 10-SB
                                     Registration Statement

 4.1    Certificate of               Incorporated by reference
        Determination of the Series  to Exhibit 4.1 of the
        A Convertible Preferred      Company's Form 10-SB
        Stock                        Registration Statement
 4.2    Certificate of               Incorporated by reference
        Determination of the Series  to Exhibit 4.2 of the
        AA Convertible Preferred     Company's Form 10-SB
        Stock                        Registration Statement

 4.3    Certificate of Amendment to  Incorporated by reference
        the Articles of              to Exhibit 3.1 of the
        Incorporation of Royale      Company's Form 8-K dated
        Energy, Inc. (effecting      October 31, 1994.
        reverse stock split and
        defining certain rights of
        equity security holders).
 10.1   Wellbore Farmout Agreement   Incorporated by reference
        between Royale Energy        to Exhibit 10.2 of the
        Funds, Inc., and Pacific     Company's Form 10-SB
        Gas and Electric Co., Dated  Registration Statement
        March 15, 1993

 10.2   Purchase and Sale Agreement  Incorporated by reference
        between Arkoma Production    to Exhibit 10.1 of the
        of California, et al., and   Company's Form 8-K dated
        Royale Energy Funds, Inc.    April 12, 1994

 10.3   Form of Indemnification      Incorporated by reference
        Agreement                    to Exhibit 10.3 of the
                                     Company's Form 10-SB
                                     Registration Statement
 10.4   Consulting Agreement with    Incorporated by reference
        Universal Solutions, Inc.,   to Exhibits 10.4 and 10.7
        dated August 4, 1993, as     of the Company's Form 10-SB
        amended                      Registration Statement

 10.5   Consulting Agreement with    Incorporated by reference
        SMI Capital Corp. dated      to Exhibit 10.5 and 10.9 of
        August 4, 1993,              the Company's Form 10-SB
        as amended                   Registration Statement

 10.6   Consulting Agreement with    Incorporated by reference
        Investor Resource Services,  to Exhibit 10.6 and 10.8 of
        Inc., dated                  the Company's Form 10-SB
        August 4, 1993, as amended   Registration Statement

 10.7   Purchase and sale agreement  Incorporated by reference
        between Arkoma Production    to exhibit 10.1 of the
        of California, et al., and   Company's Form 8-K Report
        Royale Energy Funds, Inc.    dated April 12, 1994, as
                                     amended

 10.8   Promissory note and          Incorporated by reference
        security agreement dated     to Exhibits 10.2 and 10.3
        April 12, 1994               of the Company's Form 8-K
                                     Report dated April 12,
                                     1994, as amended.


(b)  Reports on Form 8-K

     In February 1996, the Company filed a report on Form 8-K dated as of December 19, 1995, which reported that a lawsuit filed against the Company and its former President in the Northern District of Indiana, South Bend Division,, and alleging, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934, had been dismissed as to the Company and all parties. The Court on December 19, 1995, granted defendants' motion for summary judgment on the Section 10(b) claim and therefore dismissed that claim. With respect to the other claims, the Court ruled the federal court in Indiana lacked personal jurisdiction over the defendants and dismissed the claims without prejudice.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ROYALE ENERGY INC,

DATE: MAY 14, 1996                      /S/ DONALD H. HOSMER
                                        DONALD H. HOSMER, PRESIDENT AND
                                        CHIEF EXECUTIVE OFFICER