Form 10QSB
period 1996-09-30
ROYALE ENERGY INC
filed 1996-11-18
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                             FORM 10-QSB
      QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                    ROYALE ENERGY, INC.

             CALIFORNIA                         0-22750
        33-0224120
(State or other jurisdiction of            (Commission
(I.R.S. Employer
incorporation or organization)            File Number)
Identification No.)


                      7676 HAZARD CENTER DRIVE, SUITE 1500
                                      SAN DIEGO, CA 92108
                           (Address of principal executive
offices)

                         Issuer's telephone number:
619-297-8505

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter
period that the registrant has been
required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes ..X..     No ......

At September 30, 1996, there were a total of 3,834,049 shares of registrant s Common Stock outstanding.

PART 1

Item 1.   Financial Statements

                            ROYALE ENERGY, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS


                              September 30,      December 31,

                                  1996              1995

                               (Unaudited)       (Unaudited)

                           --------------      --------------
ASSETS

Current assets:
     Cash and cash equivalents $1,146,497          $1,616,860
     Accounts receivable        1,314,718             879,165
     Receivables from related
        parties                    24,710              24,468
     Note receivable                    0              33,500
     Other current assets         193,809             100,730
                           --------------   -----------------
       Total current assets     2,679,734           2,654,723
                           --------------   -----------------

Oil and gas properties,
at cost, net of reserve
for impairment of
$428,938 and $213,938,
respectively (successful
efforts method)                4,653,964            4,783,191
Equipment and fixtures           197,867              157,646
                       -----------------    -----------------
                               4,851,831            4,940,837

Less accumulated depreciation,
depletion and amortization     1,177,496            1,201,199
                       -----------------    -----------------
                               3,674,335            3,739,638
                       -----------------    -----------------

Other assets:
  Receivable from related
    parties, net of reserve
    for doubtful accounts of
    $455,516.65                  25,968               60,384
  Note receivable - long term         0              134,844
  Investment in affiliate        10,000               10,000
  Deferred costs on
    trust organization          125,250              125,250
  Other                               0                1,132
                      -----------------    -----------------
                                296,080              196,766
                      -----------------    -----------------
TOTAL ASSETS                 $6,650,149           $6,591,127

        (See Notes to Consolidated Financial Statements)

               ROYALE ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                        September 30,           December 31,
                            1996                    1995
                        (Unaudited)             (Unaudited)
                      -----------------      ---------------
LIABILITIES AND STOCKHOLDERS  EQUITY

Current liabilities:
  Accounts payable
    and accrued expenses    $1,930,138            $2,357,514
  Current portion
    of long-term debt                0               113,621
     Deferred revenue
     from turnkey drilling     625,889               532,940
                     -----------------     -----------------
Total current liabilities    2,556,027             3,004,075
                     -----------------     -----------------

Long-Term Debt, net
  of current portion                 0               320,043

Redeemable preferred stock:
  Series A convertible
    preferred stock,
    no par value, authorized
    259,250 shares, issued and
    outstanding 24,375
    and 36,875, respectively    79,100               129,100
                     -----------------     -----------------

Stockholders  Equity:
  Common stock, no par
    value, authorized
    10,000,000 shares, issued
    and outstanding 3,834,049
    and 3,980,549 shares,
    respectively             8,386,273             8,289,398
  Series AA preferred stock,
    no par value, authorized
    147,500 shares, issued and
    outstanding 115,000 and
    135,000, respectively      460,000               540,000
  Accumulated deficit       (4,831,251)           (5,691,489)
                     -----------------     -----------------
Total stockholders  equity   4,015,022             3,137,909
                     -----------------     -----------------
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY         $6,650,149            $6,591,127

        (See Notes to Consolidated Financial Statements)

              ROYALE ENERGY, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS

                               Nine Months Ended
                                September 30

                             1996                    1995
                         (Unaudited)             (Unaudited)
                     -----------------      -----------------
Revenues:
  Oil and gas sales           $730,715               $502,785
  Gas Distribution           2,209,187              2,597,629
  Turnkey drilling           3,785,422              2,106,138
  DWI Production Income              0                 13,000
  Management fees and other    264,049                153,284
                     -----------------        ---------------
Total revenues               6,989,373              5,372,836
                     -----------------         --------------

Costs and expenses:
  General and administrative   943,958                876,224
  Turnkey drilling
    and development          1,410,339                691,325
  Gas Distribution -
    costs of goods           2,155,734              2,531,169
  Lease operating              231,720                340,407
  DWI production                     0                  9,285
  Loss on lease impairment     257,813                 31,638
  Legal and accounting         158,167                145,030
  Marketing                    375,418                161,374
  Depreciation, depletion
    and amortization           453,050                387,692
                      ----------------        ---------------
Total costs and expenses     5,986,199              5,174,144
                     -----------------        ---------------

Net income/(loss)            1,003,174                198,692

Other income and (expense):
  Loss on sale of assets      (126,054)                     0
  Interest expense             (15,090)               (58,309)
                     -----------------         --------------
Net income (loss)
  before income tax            862,030                140,383
Income tax expense               1,600                  7,916
                     -----------------         --------------
Net income (loss)              860,430                132,467
Net income (loss) per
  common share                   $0.23                  $0.03

Weighted average common
  shares outstanding         3,823,049              3,962,359

       (See Notes to Consolidated Financial Statements)

               ROYALE ENERGY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     Nine Months Ended
                                        September 30
                              1996                  1995
                           (Unaudited)          (Unaudited)

                     -----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit (loss)            860,430                132,467
  Adjustments to reconcile
    net income to net cash
    provided (used) by
    operating activities:
    Depreciation, depletion
      and amortization         453,050                387,692
      Loss on sale of assets   126,054
      Loss on impairment of
        assets                 257,813                 31,638
  (Increase) decrease in:
    Accounts receivable       (435,553)              (542,787)
    Receivable from
        related parties           (242)               (15,317)
    Other current assets       (93,079)                12,603
    Other assets                 1,132                    300
  Increase (decrease) in:
    Accounts payable and
        accrued expenses      (427,376)              (196,565)
    Deferred revenues - DWI     92,949                765,528
                     -----------------      -----------------
  Net Cash Provided (Used)
    by Operating Activities    835,178                575,559
                     -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for oil
    and gas properties        (688,876)              (253,797)
  Proceeds from sale of
    oil and gas properties      37,787                      0
  Other capital expenditures   (40,221)                (7,564)
                     -----------------      -----------------
  Net Cash Provided (Used)
    by Investing Activities   (691,310)              (261,361)
                     -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (expenditures) from
    issuance (redemption) of:
    Common stock and warrants       $0                     $0
  (Increase) decrease in
    receivable from related
    parties, net                34,398                (13,804)
  (Increase) decrease in
    notes receivable          (101,344)                     0
  Principal payments on
    notes payable             (547,285)              (219,452)
                     -----------------      -----------------
  Net Cash Provided (Used)
    by Financing Activities   (614,231)              (233,256)
                     -----------------      -----------------
Net Increase (Decrease) in
   Cash and Cash Equivalents  (470,363)                80,942
Cash at Beginning of Year    1,616,860                679,863
                     -----------------      -----------------
Cash at End of Period       $1,146,497               $760,805
         (See Notes to Consolidated Financial Statements)

               ROYALE ENERGY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Nine Months Ended
                                    September 30
                               1996                   1995
                           (Unaudited)            (Unaudited)
                     -----------------      -----------------
SUPPLEMENTAL INFORMATION:

  Cash paid for interest       $21,944               $52,191
                     -----------------     -----------------
  Cash paid for taxes           $1,600                $7,916
                     -----------------     -----------------

NONCASH TRANSACTIONS:

  Series AA Preferred Stock
    exchanged for
    common stock               $30,000                   -
                     -----------------    -----------------

  Series A Preferred Stock
    exchanged for
    common stock               $50,000                   -
                     -----------------    -----------------

       (See Notes to Consolidated Financial Statements)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
<F1>
1. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The results of operations for the nine month period is not, in management's opinion, indicative of the results to be expected for a full year of operations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The Company reported a net operating profit of $1,003,174 for the first nine months of 1996.
During the period in 1996, the Company's management continued to concentrate on the
Company's primary operations, drilling and operating natural gas wells in Northern California.
Based on these efforts, the Company has drilled eight wells during the first nine months of 1996 and is also receiving higher natural gas prices for its increased production.


RESULTS OF OPERATIONS

For the first nine months of 1996, the Company achieved a net operating profit of $1,003,174, a significant improvement over the net operating profit in the first nine months of 1995 of
$198,692, an increase of $804,482 or 405%.  The Company's
management attribute this
improvement to increased revenues from natural gas sales and
increased turnkey drilling.   For
the nine months ended September 30, 1996, the Company reported a net profit of $860,430, compared to the net profit of $132,467 for the same period in 1995, an increase in net profit of
$727,963 or 550%.   Total revenues for the period were
$6,989,373, which was an increase of
$1,616,537 or 30.1%, when compared to the period in 1995. The increase in total revenues can be primarily attributable to higher natural gas prices and increased turnkey drilling.

For the nine months ended September 30, 1996, turnkey drilling revenues increased $1,679,284, from $2,106,138 for the period in 1995 to $3,785,422, or 79.7%
for the period in 1996.  The
Company also experienced a $719,014 or 104% increase in drilling and development costs from
$691,325 for the period in 1995 to $1,410,339 for the period in 1996. This increase in turnkey revenues and expenses was mainly due to the Company's drilling of eight wells, that were partially sold to outside parties, during the period in 1996, compared to the drilling of three wells, that were partially sold to outside parties, for the period in 1995.

The Company's Royale Natural Gas Marketing division recorded sales for the first nine months of 1996 in the amount of $2,209,187 for which it incurred costs of sales of $2,155,734. For the same period in 1995, sales were $2,597,629, which were offset by cost of sales of $2,531,169.
This represents a decrease in sales of $388,442 or 15% and a decrease in costs of $375,435 or 14.8%. The decreases in sales and costs were due to the efforts of management to increase focus on the core business of Exploration and Production. The increased volatility of gas prices, including their rise to a mid term record of $2.16 in August has led to increased competition in this market sector, and therefore decreased margins, and overall sales. As a result of these factors the company will continue to service existing accounts, but does not plan to actively solicit new accounts.

During the second quarter of 1996, the Company sold its oil and gas producing lease interests in Hood County, Texas. The sale of these interests resulted in a loss of $144,836. Also, during the second quarter 1996, the Company through its reevaluating of non-core business operations with a view to disposing of less profitable operations, sold its subsidiary, Royale Covenant
Securities Corporation, which resulted in a $18,781 gain.

During the first quarter of 1995, the Company sold production interests in producing properties, which were a continuation of the 1994 drilling programs, in the amount of $13,000 while recording costs of these sales of $9,285. The Company did not record any sales or costs of this type in the first nine months of 1996.

Oil and gas revenues for the nine months ended September 30, 1996 were $730,715 compared to $502,785 for the same period in 1995, which represents a $227,930 or 45.3% increase. This increase in revenues was mainly due to the increase in the price the Company received for its natural gas production and an increase in the overall production of the Company, mainly from newly drilled wells.

The Company's oil and gas production costs, which are chiefly comprised of lease operating expenses, decreased by $108,687, or 31.9%, to $231,720 for the nine months ended September
30, 1996, from $340,407 for the same period in 1995. This decrease in costs can be attributed to operating efficiencies realized by changes made in compression facilities made during 1995.

The aggregate of management fees and other income was $264,049 for the nine months ended
September 30, 1996, an increase of $110,765 (72.3%) from $153,284 during the same period in
1995. This increase was the result of a $70,000 gain due to the partial forgiveness of the note payable to Arkoma Production of California and an increase in interest income of $33,268 due to increased short-term investment of the Company's available cash.

Depreciation, depletion and amortization expense increased to $453,050 from $387,692, an increase of $65,358 (16.9%) for the nine months ended September
30, 1996, as compared to
1995. This increase was primarily due to the increased well inventory in 1996 when compared to the same period in 1995.

Management periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. During the period in 1996, $257,813 was recorded as an impairment loss based on this assessment. During the same period in 1995, the Company wrote off $31,638 as lease impairment expense for a gas lease in Texas. The decline in gas prices in 1994 had caused the existing well on this lease to fall below its economic threshold, whereupon the Company discontinued production, causing the lease to terminate.

General and administration expenses increased by $67,734, or 7.7%, from $876,224 for the nine months ended September 30, 1995 to $943,958 for the same period in 1996. This increase was mainly due to a one time payment to the Company's outside directors for services performed in prior periods. Legal and accounting expense increased to $158,167 for the period, compared to $145,030 for the nine months in 1995, a $13,137 (9.1%) increase. The increase can be attributed to slightly increased legal fees during the period in 1996. Marketing expense for the nine months ended September 30, 1996, increased $214,044 or 133%, to $375,418, compared to
$161,374 for the same period in 1995. Marketing expense for the Company varies from period to period according to the number of marketing events attended by Company personnel and associated travel costs.

For the period in 1996, the Company incurred interest expense of $15,090 on the note payable issued in connection with the purchase of producing properties from Arkoma Production of
California. Interest expense for the first nine months in 1995, for this note, was $58,309. In July
1996, a final payment of $169,817 was made to Arkoma Production of California, retiring the note, which had an inception date of April 1994 and an original principal balance of $1,065,144.

CAPITAL RESOURCES AND LIQUIDITY:

At September 30, 1996, the Company had current assets totaling
$2,679,734 and current liabilities
totaling $2,556,027. Management believes that the Company has sufficient liquidity for the short term.

OPERATING ACTIVITIES. For the nine months ended September 30, 1996, cash provided by operating activities totaled $835,178 compared to $575,559 provided by operations for the same period in 1995. This increase in cash provided can be mainly attributable to the increase in natural gas prices the Company received for its production.

INVESTING ACTIVITIES.   Net cash used by investing activities,
primarily in capital
acquisitions of oil and gas properties, amounted to $691,310 for the period, compared to
$261,361 used by investing activities for the same period in 1995. The primary reason for the difference was due to the Company's drilling of eight wells, in which the company kept a higher percentage of the lease interest, during the period in 1996 compared to the drilling of three wells during the same period in 1995.

FINANCING ACTIVITIES.   For the nine months ended September 30,
1996, net cash used by
financing activities was $614,231, primarily for principal reduction of the note payable to Arkoma
Production of California, compared to cash used by financing activities for the same period in 1995 of $233,256. This increase in cash used was due mainly to principal payments to retire the note payable to Arkoma Production of California.

PART II

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

NO.          DESCRIPTION
PAGE OR METHOD OF FILING

3.1  Restated Articles of Incorporation   Incorporated by reference
     of Royale Energy, Inc.               to Exhibit 3.1 of the Company's
                                          Form 10-SB Registration
                                          Statement

3.2  Certificates of Amendment to the     Incorporated by reference to
     Articles of Incorporation of         Exhibit 3.1 of the Company's
     Royale Energy, Inc.                  Form 8-K dated October 31, 1994


3.3  Bylaws of Royale Energy, Inc.        Incorporated by reference to
                                          Exhibit 3.2 of the Company's
                                          Form 10-SB Registration Statement

4.1  Certificate of Determination of      Incorporated by reference to
     the Series A Convertible Preferred   Exhibit 4.1 of the Company's
     Stock                                Form 10-SB Registration
                                          Statement

4.2  Certificate of Determination of      Incorporated by reference to
     Series AA Convertible Preferred      Exhibit 4.2 of the Company's
     Stock                                Form 10-SB Registration
                                          Statement

4.3  Certificate of Amendment to the      Incorporated by reference to
     Articles of Incorporation of         Exhibit 3.1 of the Company's
     Royale Energy, Inc.                  Form 8-K dated October 31, 1994

10.1 Wellbore Farmout Agreement           Incorporated by reference to
     between Royale Energy Funds, Inc.    Exhibit 10.2 of the Company's
     and Pacific Gas & Electric Co.,      Form 10-SB Registration
     dated March 15, 1993                 Statement

10.2 Purchase and Sale Agreement between  Incorporated by reference to
     Arkoma Production of California,     Exhibit 10.1 of the Company's
     et al., and Royale Energy Funds,     Form 8-K dated April 12, 1994
     Inc.

10.3 Form of Indemnification Agreement    Incorporated by reference to
                                          Exhibit 10.3 of the Company's
                                          Form 10-SB Registration
                                          Statement

10.4 Promissory note and security         Incorporated by reference to
     agreement                            Exhibit 10.3 of the Company's
                                          Form 8-K dated April 12, 1994

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K dated September 23, 1996, which reported that the
Company had retained National Investors Council, a financial public relations firm, to provide investor relations consulting services to the Company.

The Company filed a report on Form 8-K dated October 10, 1996, to report that the Company had retained Peter Grandich Company to provide investor relations consulting services to the
Company.

                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant
has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ROYALE ENERGY INC,

DATE: NOVEMBER 14, 1996                      /S/ DONALD H. HOSMER
                                        DONALD H. HOSMER, PRESIDENT
                                        AND CHIEF EXECUTIVE OFFICER

