Form 10KSB
period 1996-12-31
ROYALE ENERGY INC
filed 1997-04-14
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB
                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996      Commission File No. 0-22750

                                  ROYALE ENERGY, INC.
                    (Name of Small Business Issuer in its charter)


       California                      33-0224120
       (State or other                (I.R.S. Employer
       jurisdiction of                Identification No.)
       incorporation or
       organization)

                       7676 Hazard Center Drive, Suite 1500
                                 San Diego, CA 92108
                      (Address of principal executive offices)
                     Issuer's telephone number:     619-297-8505

Securities registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:
                         Common Stock, no par value
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X];  No [__]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

State issuer's revenues for its most recent fiscal year:  $9,997,594.

At March 3, 1997, there were outstanding 2,722,530 shares of registrant's Common Stock held by non-affiliates, with an aggregate market value of approximately $14,021,030, based on the closing Nasdaq price on that date.

At March 3, 1997, there were outstanding a total of 3,856,862 shares of registrant's Common Stock.

         DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes [__]; No [X]


            Exhibit Index appears on page 25.

                                  TABLE OF CONTENTS


          PART I..........................................................1
               Item 1.Description of Business.............................1
               Item 2.Description of Property.............................5
               Item 3.Legal Proceedings...................................9
               Item 4.Submission of Matters to a Vote of Security Holders10

          PART II........................................................10
               Item 5.Market Price of the Company's Common Stock and
                    Related Stockholder Matters..........................10
               Item 6.Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................11
               Item 7.Financial Statements and Supplementary Data........15
               Item 8.Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..................15

          Part III.......................................................15
               Item 9.Directors, Executive Officers, Promoters and Control
                    Persons, Compliance with Section 16(a) of the Exchange
                    Act..................................................15
               Item 10.Executive Compensation............................18
               Item 11.Security Ownership of Certain Beneficial Owners and
                    Management...........................................20
               Item 12.Certain Relationships and Related Transactions....23
               Item 13.Exhibits, Lists, and Reports on Form 8-K..........25
               Signatures................................................27

          Financial Statements...................................       F-1

                                 ROYALE ENERGY, INC.

          PART I

          ITEM 1.  DESCRIPTION OF BUSINESS

          Royale Energy, Inc. (the "Company"), is an independent oil and natural gas producer. The Company's principal lines of business are the acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by the Company. The Company owns wells and leases in major geological basins located mainly in California. The Company offers fractional working interests and seeks to minimize the risks of oil and gas drilling by selling multiple well drilling ventures which do not include the use of debt financing. The Company was incorporated in California as Royale Energy Funds, Inc., in 1986 and commenced operations in 1988. In 1994 its name was changed to Royale Energy, Inc. Since February 25, 1997, Common Stock of the Company has been traded on the Nasdaq National Market System; prior to that date, it was traded on the Nasdaq Small Cap Market. On February 15, 1997, the Company had 11 full time employees.

          During the fiscal year ended December 31, 1996, the Company continued its exploration and development of natural gas properties in northern California. The Company drilled nine wells in 1996, of which it elected to complete five as commercially productive wells. Four wells drilled in 1996 were plugged and abandoned as dry holes. The Company's estimated total natural gas reserves rose from approximately 9.6 Bcf at January 1, 1996 to approximately 12.9 Bcf at January 1, 1997.


          Plan of Business

          The Company is engaged in the acquisition of interests in oil and natural gas reserves by sponsoring public and private joint ventures. Management believes that the Company's shareholders are better served by diversification and limitation of total exposure in individual drilling projects. For this reason, the Company invites other investors to participate in the Company's drilling projects. Through its participation in joint ventures, the Company can acquire interests and develop oil and natural gas properties with limited expense and risk and still receive an interest in the revenues and reserves produced from these properties.

          After acquiring the leases or lease participation, the Company drills or participates in the drilling of developmental and exploratory oil and natural gas wells on its property at its own cost, and/or finances part of the drilling cost by selling fractional interests in undeveloped wells. From inception through December 31, 1996, the Company has sold fractional interests to accredited investors who have paid the Company approximately $16,256,712 for the drilling, completion and enhancement of 55 wells. Of these 55 wells, 42 were deemed commercially productive oil or natural gas wells. As of December 31, 1996, the Company had recorded $1,504,041 as a current liability for the Company's obligation to drill four additional wells in which the Company has sold fractional interests.

          When the Company sells fractional interests to raise capital to drill oil and natural gas wells, the Company generally agrees to drill these wells on a "turnkey contract" basis, so that the holders of the fractional interests prepay a fixed amount for the drilling and completion of a specified number of wells. Under a turnkey contract, if the actual cost to drill and complete wells is less than the amount paid by the interest holders, the Company retains the balance. If the drilling and completion costs exceed the amount paid by the fractional interest holders to drill the wells and the Company participates as a working interest owner, the excess is capitalized as the cost of the Company's working interest.

          When the Company receives funds from an investment in a Turnkey Drilling Investment sold by it, a percentage of the invested funds are used by the Company to prepay lease costs, intangible drilling costs, and other costs as required to allow the drilling project to proceed without delay. These funds are non-refundable once the investment has been made. The non-refundable portion of the total Turnkey Drilling Investment is based on a percentage calculated by estimating the pre-drilling costs as a percentage of total drilling costs for a particular investment. The Company recognizes the non-refundable portion of the total investment as revenue and the related pre-drilling costs are expensed. The Company records the remaining funds from the sale of working interests as income at the commencement of drilling, and carries its obligation to expend the remaining unexpended funds for drilling wells on behalf of the investors as a current liability. See, Note 1 to the Company's Consolidated Financial Statements. The Company maintains internal records of the expenditure of each investor's funds for drilling projects and maintains a separate bank account for unexpended drilling funds.

          For the years ended December 31, 1996 and 1995, the Company reported gross revenues in the amounts of $4,775,175 and $4,091,049, respectively, in connection with the drilling of wells on a turnkey contract basis, which represents 47.8% and 49.1% of the Company's total revenues for those years. These amounts are offset by drilling expenses and development costs of $1,530,597 and $1,520,429, respectively. The Company hires, in addition to its own engineering staff, independent contractors to drill, test, complete and equip the wells that it drills.

          Wells completed by the Company are generally operated by the Company. Prior to December 1995, the Company's wells were operated by a wholly owned subsidiary, Royale Operating Company, but in December 1995 Royale Operating Company was dissolved and its operations were assumed by the Company. As operator, the Company receives fees and expense reimbursements set by industry standards from the owners of fractional interests in the wells. For the years ended December 31, 1996, and 1995, the Company (and its former subsidiary) earned gross revenues in the amounts of $329,397 and $215,993, from operation of the wells, which represent 3.3% and 2.6% of the Company's total revenues on a consolidated basis for those years, respectively. As of January 1, 1997, the Company is the operator of 26 natural gas wells on properties leased by the Company in the Sacramento Basin in California.

          For the years ended December 31, 1996, and 1995, the Company had oil and natural gas sales from production of its wells in the amounts of $1,267,919 and $743,079, respectively, which represents 12.7% and 8.9%, of the Company's total revenues for those years.

          Prior to December 1996, the Company purchased natural gas on a spot basis from wells operated by the Company and from unaffiliated producers and resold the gas to consumers in the open market. The purchasers were mainly utilities and manufacturers located in California. This was essentially a brokerage operation which generates a large volume of sales revenue at small profit margins. Prior to 1996, these operations were conducted through a wholly owned subsidiary, Royale Natural Gas Marketing, Inc. ("RNGM"), the operations of which were discontinued in the first quarter of 1996 when the Company took over this business directly. In December 1996, the Company's gas marketing operations were discontinued. The Company (including
          RNGM) recorded gas distribution sales of $3,625,103 and $3,277,978 in the years ended December 31, 1996 and 1995, respectively. The Company recorded cost of gas distribution sales of $3,629,991 $3,204,261 in fiscal years 1996 and 1995, respectively.


          Affiliated Entities

          On December 31, 1996, Royale Petroleum Corporation ("RPC") owned 31.47% of the Company's Common Stock (including shares which RPC had the right to acquire upon the exercise of warrants which it held on that date). RPC is a holding company which is owned equally by Donald H. Hosmer and Stephen M. Hosmer, who are brothers. Donald H. Hosmer is president and director of the Company, and Stephen Hosmer is chief financial officer and director of the Company. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer, chairman of the Company's board of directors. See, Security Ownership of Certain Beneficial Owners and Management. RPC is a predecessor and affiliate of the Company. RPC is a Delaware corporation formed in 1985.

          During 1996, the Company liquidated two former affiliates, Royale Energy Corporation, a Delaware corporation, and Royale Energy Company, a California corporation. In 1996, the Company also dissolved two limited partnerships for which Royale Energy Company had formerly acted as a general partner.

          The Company had no subsidiaries at December 31, 1996. During 1996, the Company sold one wholly owned subsidiary, Royale Covenant Securities Corporation, and discontinued the operations of another wholly owned subsidiary, RNGM. See, Management's Discussion and Analysis of Results of Operations.

          Competition, Markets and Regulation

          Competition

          The exploration and production of oil and natural gas is an intensely competitive industry. The sales of securities including interests in oil and gas programs such as those the Company sells is also very competitive. The Company encounters competition from other oil and natural gas producers, as well as from other entities which invest in oil and gas for their own account or for others, many of which companies are substantially larger than the Company.


          Markets

          The quantities of, and price obtainable for, oil and natural gas production from the Company's oil and natural gas properties, are affected by market factors beyond the Company's control. Such factors include: the extent of domestic production; the level of imports of foreign oil and natural gas; the general level of market demand on a regional, national and worldwide basis; domestic and foreign economic conditions that determine levels of industrial production; political events in foreign oil-producing regions; and variations in governmental regulations including environmental, energy conservation, and tax laws or the imposition of new regulatory requirements upon the oil and natural gas industry. There can be no assurance that oil and natural gas prices will not increase or decrease in the future, thereby increasing or decreasing the revenues that the Company receives from its oil and natural gas sales.


          Regulation

          Environmental Regulation - The exploration, development, production and processing of oil and natural gas are subject to various federal and state laws and regulations to protect the environment. Various federal and state agencies are considering, and some have adopted, other laws and regulations regarding environmental controls that could adversely affect the business of the Company. These laws and regulations may require: the acquisition of a permit by operators before drilling commences; prohibition of drilling activities on certain lands lying within wilderness areas or where pollution arises; and imposition of substantial liabilities for pollution resulting from drilling operations, particularly operations in offshore waters or on submerged lands. Compliance with such legislation and regulations, together with any penalties resulting from noncompliance therewith, may also increase the cost of oil and natural gas development and production. Certain of these costs may ultimately be borne by the Company. The Company does not presently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect on capital expenditures, earnings or the competitive position of the Company in the oil and natural gas industry; however, since these laws and regulations change frequently, the costs of the Company's compliance with existing and future environmental regulations cannot be predicted.

          Federal Regulation of Natural Gas - The transportation and sale of natural gas in interstate commerce is regulated by agencies of the federal government. The following discussion is intended only as a summary of the principal statutes, regulations and orders that may affect the Company's production and sale of natural gas. This summary should not be relied upon as a complete review of applicable natural gas regulatory provisions.

          FERC Order No. 500 - In 1989, the Federal Energy Regulatory Commission ("FERC") adopted in final form Order No. 500 affecting the transportation and marketability of natural gas. Traditionally, natural gas has been sold by producers to pipeline companies, which then resold the natural gas to end-users. FERC Order No. 500 alters this market structure by requiring interstate pipelines that transport natural gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first served" basis ("open access transportation"), so that producers and other shippers can sell natural gas directly to end-users. FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets. FERC Order No. 500 has been judicially criticized, and remains subject to judicial review and requests for rehearing.

          State Regulations - Production of oil and natural gas from the Company's operations is affected to some degree by state regulations. Many states in which the Company operates have statutory provisions regulating the production and sale of oil and natural gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and natural gas and to protect correlative rights to produce oil and natural gas produced by assigning allowable rates of production to each well or proration unit.

          The preceding discussion of regulation of the oil and natural gas industry is not intended to constitute a complete discussion of the various statutes, rules, regulations or governmental orders to which the Company's operations may be subject.


          ITEM 2.  DESCRIPTION OF PROPERTY

          Since 1993, the Company has concentrated on development of properties in the Sacramento Basin of Northern California. In 1996, the Company drilled five commercially productive gas wells and four dry holes in Northern California. In 1995, the Company drilled six commercially productive gas wells and two dry holes in Northern California. The Company also owns interests in 16 existing wells in Northern California as a result of purchases of producing properties during 1994. The Company also owns proved, undeveloped reserves in the Fort Worth Basin in Texas, as well as other interests in properties in Texas and Oklahoma in connection with joint ventures in which the Company is a participant but is not the operator.

          Following industry standards, the Company generally acquires oil and natural gas acreage without warranty of title except as to claims made by, through, or under the transferror. In these cases due diligence as to title is attempted prior to acquisition, but there are no assurances that losses will not result from title defects or from defects in the assignment of leasehold rights. Title to property most often carries encumbrances, such as royalties, overriding royalties, carried and other similar interests and contractual obligations as are customary within the oil and natural gas industry.

          The following is a discussion of the Company's significant oil and natural gas properties. Reserves at January 1, 1997, for each property discussed below, have been determined by Richard Stephen Schuster, Professional Engineer in accordance with his report dated February 25, 1997 (the most recent report available).


          Northern California

          The Company owns lease interests in 10,986.32 gross (6,906.78 net) acres in the Sacramento and San Joaquin Basins in Northern California. In 1994 the Company purchased 16 wells in Northern California from Arkoma Production of California for $2,238,640, of which $1,065,000 was borrowed from private lending sources. That note was repaid in full in mid 1996, a little more than two years after the debt was incurred. In addition, the Company participated in drilling one commercially productive gas well in Northern California in 1994 and drilled six commercially productive gas wells in 1995 and five commercially productive wells in 1996 in this area. At December 31, 1996, the Company operated 26 wells in the Sacramento Basin in Northern California. At the end of 1996, the Company's estimated total reserves in Northern California were approximately 10.8 Bcf, according to the Company's independently prepared reserve report. The Company expects that its drilling program will continue to concentrate on Northern California properties in 1997.

          Hood County, Texas

          The Company owns lease interests in 1,494.7 gross (1,494.7 net) acres in the Fort Worth Basin in Hood County, Texas, which contained estimated proved, undeveloped reserves at January 1, 1997, of 2,100,039 Mcf of natural gas, according to the Company's independently prepared reserve report. The lease interests and undeveloped reserves in Hood County were retained by the Company after it sold lease interests in nine producing wells during the second quarter of 1996. See, Management's Discussion and Analysis of Financial Condition and Results of Operations.


          Developed and Undeveloped Leasehold Acreage

          As of December 31, 1996, the Company owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

                        Developed                Undeveloped
                    Gross        Net          Gross        Net
                    Acres        Acres        Acres        Acres
California          4,867.54     1,638.18     6,118.78     5,268.60
Texas               1,386.30     1,188.81     1,494.65     1,494.65
All other states    2,421.00       216.00         0            0

Total               8,674.84     3,042.98     7,613.43     6,763.25

          Drilling Activities

          The following table sets forth the Company's drilling activities during the years ended December 31, 1994, 1995, and 1996. All wells are located in the Continental U.S., in California, Texas, Oklahoma, and North Dakota.

                        Gross Wells (b)                Dry Wells
                        -----------------------------  ---------------------
Year  Type of Well (a)  Total  Producing (c)  Dry (d)  Producing (c)  Dry (d)
1994  Exploratory       0      0              0        0              0
      Developmental     6      5              1        0.4416         0.9775

1995  Exploratory       1      0              1        0              0.1000
      Developmental     7      6              1        1.2360         0.1762

1996  Exploratory       1      0              1        0              0.3263
      Developmental     8      5              3        1.2573         1.0383

          (a) An exploratory well is one that is drilled in search of new oil and natural gas reservoirs, or to test the boundary limits of a previously discovered reservoir. A developmental well is one drilled on a previously known productive area of an oil and natural gas reservoir with the objective of completing that reservoir.

          (b) Gross wells represent the number of actual wells in which the Company owns an interest. The Company's interest in these wells may range from 1% to 100%.

          (c) A producing well is one that is producing oil and/or natural gas that is being purchased on the market.

          (d) A dry well is a well that is not deemed capable of producing hydrocarbons in paying quantities.

          As of December 31, 1996, the Company had 3 gross (0.058 net) oil wells and 24 gross (4.3 net) currently producing natural gas wells.


          Production

          The following table summarizes, for the periods indicated, the Company's net share of oil and natural gas production, average sales price per barrel (Bbl), per thousand cubic feet (Mcf) of natural gas, and the Mcf equivalent (Mcfe) for the barrels of oil based on a 10 to 1 ratio of the price per barrel of oil to the price per Mcf of natural gas. "Net" production is production that is owned by the Company either directly or indirectly through partnership or joint venture interests produced to its interest after deducting royalty, limited partner or other similar interests. The Company generally sells its oil and natural gas at prices then prevailing on the "spot market" and does not have any material long term contracts for the sale of natural gas at a fixed price.

                12 Months   12 Months   12 Months
                Ended       Ended       Ended
                12/31/96    12/31/95    12/31/94
                --------    --------    --------
NET VOLUME
Oil (Bbl)             76         543         261
Gas (Mcf)        705,926     576,894     621,431
Mcfe             706,686     582,324     624,041
AVERAGE SALES PRICE
Oil (Bbl)         $16.07      $15.63      $15.00
Gas (Mcf)          $1.79       $1.41       $1.72
Net Production
Costs & Taxes   $260,789    $373,859    $395,139
Lifting Costs      $0.37       $0.64       $0.63

          Net Proved Oil and Natural Gas Reserves

          As of January 1, 1997, the Company had proved developed reserves of 6,978,805 Mcf of natural gas and 1,647 barrels of oil, and total proved reserves of 12,909,322 Mcf of natural gas and 1,647 barrels of oil on all properties leased by the Company. Proved developed reserves are those reserves which are expected to be recovered from already producing completion intervals and are currently producing to a market. Total proved reserves include proved developed reserves and those reserves that are estimated to be recoverable from new wells on undrilled acreage or from existing wells where a major capital expenditure is required for additional completion.

          Oil and gas reserve estimates and the discounted present value estimates associated therewith are based on numerous engineering, geological and operational assumptions that generally are derived from limited data. Common assumptions include such matters as the areal extant and average thickness of a particular reservoir, the average porosity and permeability of the reservoir, the anticipated future production from existing and future wells, future development and production costs and the ultimate hydrocarbon recovery percentage. As a result, oil and gas reserve estimates and discounted present value estimates are frequently revised in subsequent periods to reflect production data obtained after the date of the original estimate. If the reserve estimates are inaccurate, production rates may decline more rapidly than anticipated, and future production revenues may be less than estimated.

          Additional data relating to the Company's oil and natural gas properties is disclosed in Supplemental Information About Oil and Gas Producing Activities (Unaudited), attached to the Company's consolidated financial statements which are part of this document. The oil and natural gas reserve information disclosed in the supplement to the financial statements are based upon the reserve reports for the years ended December 31, 1996 and 1995, prepared by an independent reserve engineering consultant, Richard Stephen Schuster, P.E.


          ITEM 3.  LEGAL PROCEEDINGS

          On September 30, 1994, a suit was filed in U.S. District Court for the Northern District of Texas against the Company, its president, executive vice president, a former officer of the Company, and two other members of the board of directors, alleging violations of the registration and anti-fraud provisions of federal securities laws, the Texas Securities Act, and various other related causes of action arising from sales of undivided working interests in oil and gas leases in Hood County, Texas, to one individual in 1990 and 1991, and seeking damages of $89,973 plus interest and attorney fees. The case was transferred to the Southern District of California in March 1996. Discovery has been completed and the case has been set for trial beginning June 2, 1997. The Company's management deny any liability and intend to vigorously contest the suit.

          On March 13, 1995, the same plaintiff that filed the suit described in the previous paragraph, filed suit against the same defendants in State District Court in Hood County, Texas, alleging nearly identical causes of action and damages as were alleged in the state claims in the Northern District of Texas suit. This case was dismissed in 1996, on motion by the Company. The Company incurred no liability in this action.

          On June 13, 1995, a suit was filed in Federal District Court for the Middle District of Florida against the Company and the board of directors, by Pyramid Holdings, Inc., Daniel Allen, Gaming Ventures, L.L.C., and S.C. Marketing, Inc., alleging violations of the registration and anti-fraud provisions of federal and state securities laws and other related causes of action arising from sales of 170,000 shares of Common Stock of the Company in a private placement in May 1994, and seeking damages of $1,020,000, punitive damages of $5,000,000, plus interest and legal fees. This suit was settled in October 1996. As part of the settlement, the Company agreed to repurchase 37,500 shares of its common stock at a total price of $187,500 in no more than eighteen monthly installments beginning December 1, 1996. See,
          Note 15 to the Company's Consolidated Financial Statements.

          During 1996 the Company was also involved in other legal proceedings of a routine nature, incidental to the conduct of its business.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of fiscal 1996, no matters were submitted to a vote of the security holders of the Company.

          PART II

          ITEM 5. MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          As of December 31, 1996, a total of 3,834,049 Shares of the Company's Common Stock were issued and outstanding which were held by approximately 1,179 shareholders and of which 2,239,545 Shares were eligible for public trading, according to the records of the Company's transfer agent.

          On February 25, 1997, the Company's Common Stock began trading on the Nasdaq National Market System. From October 1994 until February 24, 1997, the Company's Common Stock was traded on the Nasdaq Small Cap Market. On February 25, 1997, eleven NASD member firms were making a market in the Company's Common Stock. The following table reflects high and low bid price per share quotations in the Nasdaq Small Cap Market from January 1995 through December 1996 The quotations reflect high and low closing sale prices.

        1st Quarter      2nd Quarter      3rd Quarter     4th Quarter
        High    Low      High   Low       High   Low      High   Low
        ----    ----     ----   ----      ----   ----     ----   ----
1995    3 1/4   1 5/8    2 5/8  1 11/16   2 3/8  1 5/8    2 1/2  1 17/32
1996    2 3/4   1 3/4    3 3/4  2 7/8     3 5/8  2 3/4    5      4 1/4

          Dividends

          The Company has not declared or paid any dividends to its common shareholders and does not presently intend to do so. The future determination as to the payment of dividends will depend on the Company's financial condition and other factors deemed relevant by the Company's board of directors.


          ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto and other financial information relating to the Company included elsewhere in this document.

          The most significant factors affecting the Company's results of operations are (i) the increase in the sales price of natural gas, (ii) recording of turnkey drilling revenues and the associated drilling expense, (iii) the containment of costs and expenses on a company wide basis, and (iv) the increase in natural gas reserves owned by the Company.

          The Company's estimated total proved, developed natural gas reserves rose from 4,121,616 Mcfe at January 1, 1996 to 6,978,275 Mcfe at January 1, 1997, a 69% increase, while the Company's estimated total natural gas reserves increased from 9,607,860 Mcfe at January 1, 1996, to 12,925,792 Mcfe at January 1, 1997, a 34.5% increase. The Company's management attributes this increase to the successful drilling of five commercially productive wells during 1996.

          CHANGES IN OPERATIONS DURING 1996

          During 1996, the Company reevaluated its non-core business operations with a view to disposing of less profitable operations. As a result of its reevaluation, the Company took the following steps. In the second quarter of 1996, the Company sold its subsidiary, Royale Covenant Securities Corporation,
          which resulted in a $18,781 gain.   During the fourth quarter
          1996, the Company determined not to pursue the creation of the previously proposed Royale Energy Income Trust and, therefore, wrote off $125,250 which it had accumulated as organizational expenses for the Trust. Also during the fourth quarter of 1996, the Company discontinued its natural gas brokerage operations through the Royale Natural Gas Marketing Division. The Company's management believes that disposition and discontinuance of these operations will enable management to better focus on the main business of the Company, of developing and operating natural gas and oil wells.


          RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996, AS COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1995

          For the year ended December 31, 1996, the Company achieved a net operating profit of $1,773,144, a $959,093 or 117.8% improvement over the net operating profit in 1995 of $814,051. The Company's management attributes this improvement to increased revenues from sales of natural gas and turnkey drilling, and cost containment procedures. For fiscal 1996, the Company reported a net profit of $1,398,807, compared to the net profit of $544,643 in 1995. Total revenues for the year ended December 31, 1996 were $9,997,594, which was an increase of $1,656,495 or 19.9%, when compared to 1995. The increase in total revenues can be primarily attributed to increases in both natural gas sales and turnkey drilling revenues.

          Oil and gas revenues for the year ended December 31, 1996 were $1,267,919 compared to $743,079 for the same period in 1995, which represents a $524,840 or 70.6% increase. This increase in revenues was mainly due to the increase in production and price the Company received for its natural gas production. The net sales volume for the year ended December 31, 1996, was 705,926 Mcf with an average price of $1.79 per mcf, versus 576,894 Mcf with an average price of $1.41 per Mcf for the same period in 1995. The Company's net sales volume for oil production was 76 barrels with an average price of $16.07 per Bbl for the period ended December 31, 1996, compared to 543 barrels at an average price of $15.63 per Bbl for the same period in 1995.

          During the first quarter of 1995, the Company sold production interests in producing properties, which were a continuation of the 1994 drilling programs, in the amount of $13,000, while recording costs of these sales of $9,285. The Company did not record any sales or costs of this type during 1996.

          The Company's oil and gas production costs, which are comprised of lease operating expenses, decreased by $110,289, or 24.5%, to $340,331 for the year ended December 31, 1996, from $450,620 for the same period in 1995. This decrease in costs can be attributed to operating efficiencies realized by changes made in compression facilities made during 1995. For fiscal 1996, the Company's gross margins on oil and gas production were 73.2%, compared to 39.4% in 1995. The increase in gross margin was due to both the increase in the price of natural gas during the latter part of 1996 and to the decrease in associated production costs.

          For the year ended December 31, 1996, turnkey drilling revenues increased $684,126, from $4,091,049 to $4,775,175, or 16.7% for the year. The Company also experienced a $10,168 or 0.67% increase in drilling and development costs from $1,520,429 in 1995 to $1,530,597 in 1996. This increase in turnkey revenues and expenses was due to the Company's drilling of nine wells, five of which were commercially productive, that were sold to outside parties in 1996, versus six productive wells and two dry holes in 1995. The Company's gross margins, or profits, on drilling depend on the Company's ability to accurately estimate the costs associated with the development of projects in which it sells working interests to investors.
          Costs associated with contract drilling depend on location, well depth, weather, and availability of drilling contractors and equipment. The Company's gross margins on drilling were 67.9% and 62.8% for the years ended December 31, 1996 and 1995, respectively.

          The Company's Royale Natural Gas Marketing Division recorded sales for the year in 1996 in the amount of $3,625,103, for which it incurred costs of sales of $3,629,991. For the same period in 1995, sales were$3,277,978, which were offset by cost of sales of $3,204,261. This represents an increase in sales of $347,125 or 10.6% and an increase in costs of $425,730 or 13.3%. These increases were primarily due to increase sales of the Company's own natural gas production. Although the Natural Gas Marketing Division has historically contributed a large portion of the Company's total revenues, its operating margin has been relatively narrow; in 1996 and 1995, it was -0.13% and 2.3% respectively. In December 1996, the Natural Gas Marketing Division was discontinued after management determined that the thin margins on which it operated did not justify continued operation and attention to it by management, especially in comparison to the other, more profitable aspects of the Company's business.

          The aggregate of supervisory fees and other income was $329,397 for the year ended December 31, 1996, an increase of $113,404 (52.5%) from $215,993 during the same period in 1995. This increase was mainly the result of a $70,000 gain due to the partial forgiveness of the note payable in connection with the 1994 purchase of producing properties from Arkoma Production of California and an increase in interest income of $38,428 due to increase short-term investment of the Company's available cash. Supervisory fees are charged in accordance with the Council for Petroleum Accountants Society's (COPAS) policy for reimbursement of costs associated with the joint accounting for billing, revenue disbursement, and payment of taxes and royalties. These charges are reevaluated each year and adjusted up or down as deemed appropriate by a published report to the industry by Ernst & Young, public accountants. Supervisory fees increased by $17,714 or 10.5%, from $168,351 in 1995 to $186,065 in 1996.
          This change can be attributed to the increased number of wells that the Company operates.

          Depreciation, depletion and amortization expense increased to $479,842 from $399,212, an increase of $80,630 (20.2%) for the year ended December 31, 1996, as compared to 1995. This increase in expense can be attributed to the drilling of nine new wells during 1996.

          In the fourth quarter of 1995 the Company adopted SFAS No. 121, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, management also periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. As a result of these reevaluations, a total of $213,938 was recorded as an impairment loss for 1995 and $215,000 was recorded as an impairment loss for 1996.

          During the second quarter of 1996, the Company sold some of its oil and gas lease interests in Hood County, Texas. The sale of these interests resulted in a loss of $144,836. During the third quarter of 1996, the Company reviewed the economic viability of two of its leases located in Texas, the Gonzales and Bruner leases, and as a result of the reevaluation wrote off these leases, resulting in a $42,812 expense. In the fourth quarter of 1996, direct working interest owners of properties previously developed by the Company in Andrews County, Texas, sold their remaining interests in those properties, and upon their sale the Company wrote off $63,694 which had been due from the working interest owners for joint interest expenses. These actions, together with other dispositions upon the discontinuance of certain less profitable operations totaling $106,469 (See, Changes in Operations During 1996, above), resulted in losses on asset dispositions in 1996 of $357,811. This figure represented a 76% increase over 1995 losses from disposed assets. In 1995, the Company had realized losses of $202,905 upon the disposition certain unprofitable oil and gas properties.

          General and administrative expenses increased slightly by $37,436, or 3.05%, from $1,228,378 for the year ended December 31, 1995, to $1,265,814 for the same period in 1996. Legal and accounting expense increased to $268,683 for the same period, compared to $208,295 for the year in 1995, a $60,388 (29%)
          increase. This increase can be attributed to increased litigation costs during the latter part of 1996. Marketing expense for the year ended December 31, 1996, increased $201,562 or 68.9%, to $494,192, compared to $292,630 for the same period in 1995. Marketing expense for the Company varies from period to period according to the number of marketing conferences attended by Company personnel and associated travel costs.

          During the first half of 1996, the Company incurred interest expense of $14,296 on the note payable issued in connection with the purchase of producing properties from Arkoma Production of California. Interest expense for the year in 1995, for this note, was $64,103. In July 1996, a final payment of $169,817 was made to the note holder to retire the note, which had an inception date of April 1994 and an original principal balance of $1,605,144.

          CAPITAL RESOURCES AND LIQUIDITY:

          At December 31, 1996, the Company had current assets totaling $4,881,195 and current liabilities totaling $3,451,746. The Company's working capital surplus at December 31, 1996, was $1,429,449, compared to a working capital deficit at December 31, 1995, of $349,352. The increase in working capital surplus in 1996 was due mainly to the increased net operating income generated by the Company. In addition, the Company drew upon its revolving line of credit for approximately $300,000 for working capital purposes, at the end of 1996. Management believes that the Company has sufficient liquidity for the short term.

          Operating Activities. For the year ended December 31, 1996, cash provided by operating activities totaled $1,765,996 compared to $1,903,363 provided by operations for the same period in 1995. This increase in cash provided can be mainly attributed to increased accounts receivable at the end of 1996 when compared to the end of 1995.

          Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $682,589 for the period, compared to $736,045 used by investing activities for the same period in 1995. The primary reason for the difference was proceeds received by the Company for the sale of its Hood County, Texas, properties.

          Financing Activities. For the year ended December 31, 1996, net cash used by financing activities was $104,823, compared to cash used by financing activities for the period in 1995 of $230,321. The reason for the decrease in cash used for financing in 1996 was the Company's repayment in mid 1996 of the indebtedness that it had incurred in 1994 for the purchase of 16 producing wells from Arkoma Production of California.


          ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See, pages F-1, et seq., included herein.


          ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


          PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Listed below is certain information about the current directors and executive officers of the Company. Directors are elected by shareholders at each annual shareholders' meeting and serve until their successors are elected and qualified. Officers serve at the discretion of the board of directors.

          The following persons currently serve as the directors and executive officers of the Company, its subsidiaries and affiliated companies.

                                 First Became Director
Name                        Age  or Executive Officer   Positions Held
-------------               --   --------------------   --------------
Harry E. Hosmer (1)         65   1987                   Chairman of the Board.

Donald H. Hosmer            40   1991                   President, Secretary and
                                                        Director.  Chairman of the
                                                        Board and President of Royale
                                                        Petroleum Corporation ("RPC").

                            First Became Director
Name                        Age  or Executive Officer   Positions Held
-------------               --   --------------------   --------------
Stephen M. Hosmer           30   1991                   Chief Financial Officer and
                                                        Director.  Secretary and
                                                        Director of RPC.

Oscar A.
Hildebrandt (2)             61   1995                   Director.

Rodney Nahama               65   1994                   Director.

Henry C. Thorne (1) (2)     66   1991                   Director and Assistant
                                                        Secretary.

George M. Watters (1) (2)   77   1991                   Director.

          (1)  Member of the audit committee.

          (2)  Member of the compensation committee.


          The following summarizes the business experience of each director and executive officer for the past five years.

          HARRY E. HOSMER is the Chairman of the Board of the Company. In April 1982, Mr. Hosmer founded a former affiliate, Royale Energy Company, to act as general partner of oil and gas limited
          partnerships which it sponsored.   In October 1985, Mr. Hosmer
          and three of his sons founded RPC, the largest shareholder of the Company. Mr. Hosmer served as President of the Company from its inception until June 1995. He is a member of the Communications and Capital Formations Committees of the Independent Petroleum Association of America.

          DONALD H. HOSMER is President and Director of the Company and Chairman and President of RPC. He is responsible for marketing working interests in oil and gas projects developed by the Company. He is also responsible for investor relations and communications. He conducts workshops and is the Company liaison to the numerous seminars and conferences in which the Company participates. Donald H. Hosmer is the son of Harry E. Hosmer and brother of Stephen M. Hosmer.

          STEPHEN M. HOSMER is Chief Financial Officer and Director of the Company. Mr. Hosmer joined the Company as the Management Information Systems Manager in May 1988, responsible for developing and maintaining the Company's computer software. Mr. Hosmer developed programs and software systems used by the Company.
          Mr. Hosmer graduated from Oral Roberts University in Tulsa, Oklahoma, in May 1988 with a Bachelor of Science in Business Administration. He is a member of the Natural Gas Producers Committee of the California Independent Petroleum Landmen's
          Association.   Stephen M. Hosmer is the son of Harry E.
          Hosmer and brother of Donald H. Hosmer.

          DR. OSCAR A. HILDEBRANDT, D.V.M., is a Director and is Chairman of the Company's Compensation Committee. From 1994 to 1995 he served as an advisory member of the Company's Board of Directors. Dr. Hildebrandt practiced veterinary medicine as President of Medford Veterinary Clinic, Medford, Wisconsin, from 1960 to 1990. Since 1990, Dr. Hildebrandt has engaged independently in veterinary practice consulting services. He has served on the board of directors of Fidelity National Bank - Medford, Wisconsin, and its predecessor bank from 1965 to the present and is past chairman of the board of the Bank. From 1990 to the present he has acted as a financial advisor engaged in private business interests. Dr. Hildebrandt received a Bachelor of Science degree from the University of Wisconsin in 1954 and a Doctor of Veterinary Medicine degree from the University of Minnesota in 1958.

          RODNEY NAHAMA was employed as president and chief executive officer of Nahama & Weagant Energy Co. from 1971 until March 1994. Since March 1994, Mr. Nahama has pursued private business interests, including the provision of geologic consulting services to the Company. Mr. Nahama holds a B.A. degree in geology from the University of California, Los Angeles, and an M.A. degree in geology from the University of Southern California. He was an independent exploration geologist from 1965 to 1971 and prior to that served as a geologist with Franco Western Oil Company from 1963 to 1965. Between 1957 and 1963, Mr. Nahama worked as an exploration geologist with Honolulu Oil Company, Getty Oil Company, and Sunray Oil Company. Mr. Nahama is a member of the American Association of Petroleum Geologists, the San Joaquin Geological Society, the California Independent Producers Association and the Independent Petroleum Association of America.

          HENRY C. THORNE is a Director of the Company. Mr. Thorne is a former manager of Business and Regional Development for AMOCO Corporation. Mr. Thorne retired from AMOCO Corporation in December 1986, and in early 1987 he founded Petrochem International, a venture development company which assists clients in development of international export-import markets. Mr. Thorne has served as President of Petrochem International from its inception through the present. Mr. Thorne received his Bachelor's Degree in chemical engineering with distinction from Cornell University and his Masters degree in Business Administration with distinction from Northwestern University. He is a member of the Commercial Development Association, the Licensing executives Society and the American Institute of Chemical Engineers.

          GEORGE M. WATTERS has been retired from full time employment during the last five years. Mr. Watters retired from AMOCO Corporation in 1983 after serving for 24 years in senior management positions with AMOCO Corporation and its affiliates. From 1987 to the present Mr. Watters has managed his personal investments. Mr. Watters has also served from 1983 to the present as managing director of Kuo International Oil (UK) Ltd. responsible for acquiring crude oil in Europe, Africa and the Middle East, and has served as managing director of USA Petroleum International from 1987 to the present. Mr. Watters received his Bachelor of Science degree from Massachusetts Institute of Technology in 1942.

          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that the Company's directors, certain officers, and greater than 10 percent shareholders are required to file reports of ownership and changes in ownership with the SEC and the NASD and to furnish the Company with copies of all such reports they file. The Company has never received a copy of any report pursuant to
          Section 16(a) of the Securities Exchange Act from Mr. Owen LeTissier, a resident of the British Channel Islands who is believed by the Company to hold more than 10 percent of its Common Stock. See, Security Ownership of Certain Beneficial Owners and Management - Common Stock. Except for possible reporting obligations, if any, by Mr. LeTissier, and based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no reports were required, the Company believes that no person failed to file required reports on a timely basis during or in respect of 1996.


          ITEM 10.  EXECUTIVE COMPENSATION

          The following table summarizes the compensation of the chairman of the board and the president of the Company and its subsidiaries, Harry E. Hosmer and Donald H. Hosmer (the "Named Officers), for the fiscal years ended December 31, 1996, 1995, and 1994.

                                                                Long Term
                                   Annual Compensation          Compensation
                                   -------------------------    Awards
(a)               (b)              (c)          (d)             (e)
                                                Other           Securities
Name              Period Covered   Salary       Compensation *  Underlying Options
---------------   --------------   --------     ------------    ------------------
Donald H.         FYE 12/31/96     $100,000       $703               0
Hosmer, CEO       FYE 12/31/95     $100,000       $785          30,000
                  FYE 12/31/94      $89,583     $5,500               0
Harry E. Hosmer,  FYE 12/31/96     $122,444       $882               0
Chairman          FYE 12/31/95     $110,000     $1,295          30,000
                  FYE 12/31/94     $120,000     $1,190               0

          * Under the terms of a plan adopted by the board of directors in 1989, Harry E. and Donald H. Hosmer have elected to participate in wells drilled by the Company. See, Certain Relationships and Related Transactions. The costs incurred by Messrs. Harry and Donald Hosmer for interests acquired in wells pursuant to this policy are less than would have been the cost of purchasing an equivalent percentage as working interests in these wells which are sold to unaffiliated outside investors. The difference between the Hosmers' actual cost and the cost incurred by outside investors could be considered as additional compensation to them.
             However, the Company's management does not believe that the amount of such difference is significant. In addition, prior to June 1995, the Company advanced funds to Harry and Donald Hosmer to pay for their well participation interests. To the extent that the advances amount to interest free loans, Harry and Donald Hosmer could also be considered to have received additional compensation. The Other Compensation in the foregoing table consists of the amounts which the Company's management believe may be considered income to be imputed from such foregone interest. The imputed interest was estimated using approximate amounts due at the end of each period, as if that amount had been due for the entire period. The imputed interest rate used by the Company is currently 7.5% simple interest per annum. In June 1995, the Company's policy regarding advancement of funds was changed. The Current policy requires that all such purchases of interests in wells must be paid in cash prior to the drilling of the well.


          The Company does not maintain a retirement plan or "Section 401(k)" compensation plan on behalf of its employees.


          STCK OPTIONS GRANTED IN 1996

          No stock options were granted to officers, directors, or employees during 1996.


          AGGREGATED 1996 OPTION EXERCISES AND YEAR-END VALUES

          Neither of the Named Officers exercised any stock options or stock appreciation rights in 1996, 1995, or 1994. The following table summarizes the number and value of all unexercised stock options held by the Named Officers at the end of 1996.

(a)                 (b)                            (c)
                    Number of Securities            Value of Unexercised In-
                    Underlying Unexercised          the-Money Options/SARs
                    Optins/SARs at FY-End (#)       at FY-End ($) (1)

Name                Exercisable/Unexercisable (2)   Exercisable/Unexercisable
---------------     ------------------------------  -------------------------
Harry E. Hosmer     15,000/30,000                   $15,000/$63,000
Donald H. Hosmer    15,000/30,000                   $15,000/$63,000

        (1) Based on a fair market value of $4.00 per share, which was the minimum bid price of the Company's Common Stock in the Nasdaq Small Cap Market on December 31, 1996.

        (2) All unexercisable options held by Named Officers on December 31, 1996, became exercisable on March 10, 1997.


          COMPENSATION OF DIRECTORS

          The Company compensates non-employee directors for their service
          on the board of directors.   No directors received any stock
          options or stock appreciation rights in 1996. The following table sets forth information regarding the cash compensation paid to directors, other than Named Officers, in 1996.

(a)                      (b)                   (c)
                         Annual Retainer       Consulting Fees/
                         Fees                  Other Fees (1)
--------------------     ---------------       ----------------
Oscar A. Hildebrandt     $6,800                $9,225
Rodney Nahama            $6,800                $2,600
Henry C. Thorne          $7,300 (2)              $850
George M. Watters        $7,300 (2)            $3,550

          (1) Consists of payments for directors fees due for services in prior years.

          (2)  Includes $500 paid for service as a committee member in 1996.


          ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

          The following tables set forth certain information regarding the ownership of the Company's voting securities as of December 31, 1996, by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of each class of equity securities, (ii) each director of the Company, and
          (iii) all directors and officers of the Company as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.

          Common Stock

          On December 31, 1996, 3,834,049 shares of the Company's Common Stock were outstanding.

                                 Shares Owned (1)
                                 -------------------------------
Shareholder  (2)                 Number                  Percent
----------------------------     -------------------     -------
Royale Petroleum Corporation     1,279,243 (3) (4)       31.47%
Donald H. Hosmer                 1,049,688 (3) (4)       31.89%
Harry E. Hosmer                     15,000 (4)            0.39%
Oscar A. Hildebrandt                41,422 (5)            1.08%
Stephen M. Hosmer                1,049,938 (3) (4)       31.77%
Owen LeTissier                     500,000 (6)           13.04%
  St. Peter Port
  Guernsey, Channel Islands
Henry C. Thorne                     13,472                0.35%
George M. Watters                   47,500 (7)            1.24%
All directors and officers
  as a group (7 persons)          1,423,887 (3)          34.52%

          (1) Includes shares which the listed shareholder has the right to acquire before March 1,1997, from options or warrants.

          (2) Unless otherwise indicated, the mailing address of each listed shareholder is 7676 Hazard Center Drive, Suite 1500, San Diego, California 92108.

          (3) Because Messrs. Donald and Stephen Hosmer are directors of Royale Petroleum Corporation ("RPC") and have power to vote the shares of Common Stock owned by RPC, pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, each of them may be deemed to be the beneficial owner of all the Common Stock owned by RPC. Accordingly, the 1,279,243 shares of the Company owned by RPC are included in the number of shares held by both Donald and Stephen Hosmer and in the number of shares owned by all officers and directors as a group.

          (4) Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer, Chairman of the Board.

          (5) Includes shares held by a family partnership of which Dr. Hildebrandt is a 50% partner and shares held by a trust of which Dr. Hildebrandt is trustee.

          (6) The Company's transfer records reflect that Owen LeTissier holds 400,000 shares (10.43% of the outstanding shares at December 31, 1996) as the Trustee of two foreign charitable trusts which were formed in 1994 by Harry E. Hosmer, the chairman of the board. Mr. LeTissier holds sole voting power over the shares, although Harry E. Hosmer acts as an adviser to the Trusts. The beneficiaries of the Trusts are certain charitable organizations, although the wife and certain sons of Harry E. Hosmer have the right to become beneficiaries of the Trusts after his death. Donald and Stephen Hosmer have indicated that, in the event they are named as beneficiaries, they have no intention to elect to become beneficiaries and will decline to exercise any rights under the trusts to vote or otherwise control the shares of the Company which the Trusts hold. Accordingly, the ownership interest of Donald and Stephen Hosmer do not reflect the shares owned by the Trusts. The Company's transfer records also indicate that 100,000 shares are held by Stratford
               Investments, Limited, which the Company believes to be an affiliate of Mr. LeTissier.

          (7) Includes Common Stock held by a trust of which Mr. Watters is the Trustee.


          PREFERRED STOCK

          Holders of each series of preferred shares have voting rights equal to the number of shares into which they are convertible. None of the Preferred shareholders have the right to vote as much as 5% of the shares entitled to vote when taking into account the total number of both Common and Preferred Shares. On December 31, 1996, there were 24,375 shares of Series A and 115,000 shares of Series AA Convertible Preferred Stock outstanding. The shares of each series of Convertible Preferred Stock is convertible into the Company's Common Stock at the option of the security holder, at the rate of two shares of Convertible Preferred Stock for each share of Common Stock.

                                      Series A            Series AA
                                      ----------------     ----------------
Shareholder (1)                       Number   Percent     Number   Percent
---------------------------------     ------   -------     ------   -------
Richard G. and Margaret E. Algire      3,125   12.8%
Charles J. Anderson                                        25,000   21.7%
Flora M. Bardet                                            12,500   10.9%
Larry Burns                                                 6,250    5.4%
Marjorie Carson                                             6,250    5.4%
Virginia L. Hoffman                   12,500   51.3%
Navin G. Leap                                              15,000   13.0%
Overland Bank                                               6,250    5.4%
Karl Sanders                           2,500   10.3%

                                      Series A             Series AA
                                      ----------------     ----------------
Shareholder (1)                       Number   Percent     Number   Percent
--------------------------------      ------   -------     ------   -------
George Singleton                                           6,250     5.4%
Charles Swaner                                             6,250     5.4%
James S. Trowbridge                   6,250    25.6%
William W. Well                                            6,250     5.4%
Jerome Winston                                             6,250     5.4%
All officers and directors
  as a group                              0     0.0%           0     0.0%

          (1) The mailing address of each listed shareholder is 7676 Hazard Center Drive, Suite 1500, San Diego, California 92108.


          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In 1989, the board of directors adopted a policy (the "1989 policy") as to all directors and officers of the Company that permits each director and officer to purchase from the Company, at its cost, up to one percent (1%) fractional interest in any well to be drilled by the Company. When an officer or director elects to make such a purchase, the amount charged per each percentage working interest is equal to the actual pro rata cost to the Company of drilling and completion costs, rather than the higher amount that the Company charges to working interest holders for the purchase of a percentage working interest in a well. Of the current officers and directors, Donald Hosmer, Stephen Hosmer, Harry E. Hosmer, Henry Thorne, and Oscar Hildebrandt have at various times elected to purchase interests in certain wells drilled by the Company under the 1989 policy. A former officer of the Company, Douglas E. Hosmer ( a son of Harry
          E. Hosmer and brother of Donald and Stephen Hosmer), also had purchased working interests under this policy while he was employed by the Company.

          Under the 1989 policy, officers and directors may elect to participate in wells at any time up until drilling of the prospect commences. Participants do not pay a set, turnkey price (as do outside investors who purchase undivided working interests from the Company), but are liable for all direct costs and expenses through completion of a well, whether or not the well drilling and completion expenses exceed the Company's cost estimates. Thus, they participate on terms much the same as would be afforded to other oil and gas industry participants or joint venturers. Participants are invoiced for their share of direct costs of drilling and completion as expenses are incurred by the Company.

          Officer and director participants under this program do not pay some expenses paid by outside, retail investors in working interest such as sales commission, if any, or marketing expenses. The outside, turnkey drilling agreement investors, on the other hand, are not obligated to pay additional costs if a drilling project experiences cost overruns or unanticipated expenses in the drilling and completion stage. Accordingly, the Company's Management believes that the terms on which officers and directors participate in wells under the Board of Directors' policy are being offered their interests on terms the same as could be obtained by unaffiliated oil and gas industry participants in arms-length transactions, albeit those terms are different than the turnkey agreement under which outside investors purchase fractional undivided working interests from the Company.

          Donald and Stephen Hosmer have each individually participated in 23 wells under the 1989 policy. Donald and Stephen Hosmer have also participated in 9 wells in the name of RPC, a corporation jointly owned by them, beginning in 1996. The Hosmer Trust, a trust for the benefit of family members of Harry E. Hosmer, has participated in 24 wells. Douglas Hosmer (a former officer of the Company) participated in 14 wells.

          Pursuant to the 1989 policy, in 1995, the Hosmer Trust, Donald Hosmer, and Stephen Hosmer were each charged $1,522 for costs related to one well in which they had each agreed, in 1995, to acquire a 0.5% interest. In 1995, Donald and Stephen Hosmer were each charged a total of $2,113 for purchasing a 0.5% interest in one well and a 0.25% interest in a second well. The cost of purchasing direct working interests of similar size in those two wells would have been $7,533.

          During 1996, Donald and Stephen Hosmer invested in nine wells under the 1989 policy in the name of RPC. RPC was charged a total of $4,619 for a 0.25% interest in each of the nine wells drilled by the Company in 1996, with the exception of Bowerbank #4A and #4B, in which its interests were 0.0625% and 0.1875%, respectively. The amount charged was based on those costs actually billed through December 31, 1996. Certain of the wells in which RPC invested were not completed in 1996, and additional costs relating to those wells will be incurred and billed to RPC during 1997. The cost of purchasing a 0.25% direct working interest in the nine wells would have been $15,395. In addition, during 1996 RPC was charged $1,303 for costs related to one well in which Donald and Stephen Hosmer had originally invested individually, prior to 1996, under the 1989 policy.

          During 1995, Oscar A. Hildebrandt invested $7,841 in working interests in three wells under the 1989 policy. The cost of purchasing the same percentage interest in direct working interests would have been $12,954. During 1996, Dr. Hildebrandt invested $ 12,954 in working interests in five wells under the under the 1989 policy. The cost of purchasing the same percentage interest in direct working interests would have been $29,155.

          Prior to June 1995, the Company had advanced to the participants under the 1989 policy, the funds with which to purchase their interests, with funds to be repaid from future production from the working interests, with advances to be repaid from well production. Each month, participants are credited with well income and charged with well expenses from producing wells, at the same time as other investors including working interest purchasers. Each officer and director who participates in one or more wells with the Company has a single account to which all charges and income from all wells is credited. The Company has advanced a total of $50,814 to the Hosmer Trust for participation in 24 wells, of which $18,758 and $4,767 remained outstanding at December 31, 1995 and 1996, respectively. See, Executive Compensation. The Company has advanced Donald and Stephen Hosmer each a total of $28,906 for their interests in 23 wells, of which a total of $13,247 and $5,481 remained unpaid by each of them at December 31, 1995 and 1996, respectively. The Company advanced a total of $12,132 to Douglas Hosmer for his participation interests, of which $4,251 and $0 remained outstanding at December 31, 1995 and 1996, respectively. In June 1995, the Company's policy regarding the advancement of funds was changed. Current policy requires that all such purchases of interests in wells must be paid in cash prior to the drilling of the well.

          During 1995, one independent director, Henry Thorne, was partially compensated for directors' fees and reimbursed for expenses incurred for board meetings by receiving an assignment of a 0.5% interest in one well drilled by the Company. The value of the well interest he received was $1,826, calculated on approximately the same basis as that under which directors could have participated in the well under the 1989 policy. In 1996, Mr. Thorne was also partially compensated for directors' fees and expenses by receiving an assignment of a 0.5% interest in one well. The value of the well interest that he received was $1,864, also calculated on approximately the same basis as that under which directors and officers could have participated in the wells under the 1989 policy.


          ITEM 13.  EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

          (a) Certain of the Exhibits set forth in the following index are incorporated by reference.

          3.1 Restated Articles of Incorporation of Royale Energy, Inc., incorporated by reference to Exhibit 3.1 of the Company's Form 10-SB Registration Statement.

          3.2 Certificate of Amendment to the Articles of Incorporation of Royale Energy, Inc. (effecting reverse stock split and defining certain rights of equity security holders), incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated October 31, 1994.

          3.3  Bylaws of Royale Energy, Inc., incorporated by reference to
               Exhibit 3.2 of the Company's Form 10-SB Registration
               Statement.

          4.1 Certificate of Determination of the Series A Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 of the Company's Form 10-SB Registration Statement.

          4.2 Certificate of Determination of the Series AA Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of the Company's Form 10-SB Registration Statement.

          10.1 Wellbore Farmout Agreement between Royale Energy Funds, Inc., and Pacific Gas & Electric Co., dated March 15, 1993, incorporated by reference to Exhibit 10.2 of the Company's Form 10-SB Registration Statement.

          10.2 Purchase and Sale Agreement between Arkoma Production of California, et al., and Royale Energy Funds, Inc., incorporated by reference to Exhibit 10.1 of the Company's Form 8-K Report dated April 12, 1994, as amended.

          10.3 Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 of the Company's Form 10-SB Registration Statement.


          (b)  Reports on Form 8-K

          The Company filed a Report on Form 8-K dated October 10, 1996, to report that the Company had retained the Peter Grandich Company ("PGC"), a financial public relations firm, to provide investor relations consulting services to the Company. PGC assists the Company in distributing reports concerning the Company's operations to financial news services and in maintaining contact between the Company and investors. The Company pays fees to PGC based on specific financial public relations tasks and events.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ROYALE ENERGY, INC.


          Date:  April 14, 1997              /s/ DONALD H. HOSMER
                                             Donald H. Hosmer, President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


          Date:__________________            ____________________________
                                             Harry E. Hosmer, Chairman of
                                             the Board


          Date:  April 14, 1997              /s/ DONALD H. HOSMER
                                             Donald H. Hosmer, Chief
                                             Executive Officer,
                                             President, Secretary, and
                                             Director


          Date:  April 14, 1997              /s/ STEPHEN M. HOSMER
                                             Stephen M. Hosmer, Chief
                                             Financial Officer
                                             and Director


          Date:  April 14, 1997              /s/ OSCAR A. HILDEBRANDT
                                             Oscar A. Hildebrandt, Director


          Date:__________________            ____________________________
                                             Rodney Nahama, Director


          Date:__________________            ____________________________
                                             Henry C. Thorne, Director


          Date:  April 14, 1997              /s/ GEORGE M. WATTERS
                                             George M. Watters, Director

                       ROYALE ENERGY, INC. AND SUBSIDIARIES
                           INDEX TO FINANCIAL STATEMENTS
                               AND SUPPLEMENTARY DATA



                                                                        Page
Index to Financial Statements                                            F-1

Report of Brown, Armstrong, Randall and Reyes, Independent Auditors      F-2

Consolidated Balance Sheets at December 31, 1996 and 1995                F-3

Consolidated Statements of Income for the Years Ended
   December 31, 1996 and 1995                                            F-5

Consolidated Statements of Stockholders' Equity for the
   Years Ended December 31, 1996 and 1995                                F-6

Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1996 and 1995                                      F-8

Notes to the Consolidated Financial Statements                          F-10

Supplemental Information About Oil and Gas Producing Activities
(Unaudited)                                                             F-24

Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

                         REPORT OF INDEPENDENT AUDITORS



          Shareholders and Board of Directors
          Royale Energy, Inc.


          We have audited the accompanying consolidated balance sheets of Royale Energy, Inc. (a California corporation) and consolidated subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Royale Energy, Inc. and consolidated subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                    BROWN ARMSTRONG RANDALL & REYES
                                    ACCOUNTANCY CORPORATION






          Bakersfield, California
          February 14, 1997

                     ROYALE ENERGY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                      December 31,
                                                      -----------------------
                                                      1996         1995
                                                      ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents                           $2,595,444   $1,616,860
  Accounts receivable                                  1,928,472      879,165
  Receivables from related parties                        34,897       24,468
  Note receivable                                        131,847       33,500
  Other current assets                                   190,535      100,730
                                                      ----------   ----------
     Total Current Assets                              4,881,195    2,654,723
                                                      ----------   ----------
Oil and gas properties (successful efforts basis),
  equipment and fixtures, net                          3,478,707    3,756,646
                                                      ----------   ----------
OTHER ASSETS
  Receivables from related parties, net                    3,535       53,376
  Deferred costs on trust organization                       -        125,250
  Other                                                      -          1,132
                                                      ----------   ----------
     Total Other Assets                                    3,535      179,758
                                                      ----------   ----------
                                                      $8,363,437   $6,591,127
                                                      ==========   ==========

The accompanying notes are an integral part of these financial statements.


                                 ROYALE ENERGY, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      December 31,
                                                      -----------------------
                                                      1996         1995
                                                      ----------   ----------
CURRENT LIABILITIES
  Accounts payable and accrued expenses               $1,947,705   $2,357,514
  Current portion of long-term debt                          -        113,621
  Deferred revenue from turnkey drilling               1,504,041      532,940
                                                      ----------   ----------
      Total Current Liabilities                        3,451,746    3,004,075
                                                      ----------   ----------
Long-Term Debt, net of current portion                   300,000      320,043

Redeemable Preferred Stock
  Series A, convertible preferred stock, no par value,
  259,250 shares authorized; 24,375 and
  36,875 shares, respectively, issued and outstanding     79,100      129,100
                                                      ----------   ----------

STOCKHOLDERS' EQUITY
  Common stock, no par value, 10,000,000 shares
   authorized; 3,834,049 and 3,980,549 shares,
   respectively, issued and outstanding                8,386,273    8,289,398
  Convertible preferred stock, Series AA, no par value,
   147,500 shares authorized; 115,000 and 135,000
   shares, respectively, issued and outstanding          460,000      540,000
  Accumulated deficit                                 (4,292,682)  (5,691,489)
                                                      ----------   ----------
    Total paid in capital and accumulated deficit      4,553,591    3,137,909

  Less cost of treasury stock 4,200 and 0 shares,
     respectively                                        (21,000)         -
                                                      ----------   ----------
       Total Stockholders' Equity                      4,532,591    3,137,909
                                                      ----------   ----------
                                                      $8,363,437   $6,591,127
                                                      ==========   ==========

The accompanying notes are an integral part of these financial statements.

                      ROYALE ENERGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                      Year Ended December 31,
                                                      -----------------------
                                                      1996         1995
                                                      ----------   ----------
REVENUES
  Sale of oil and gas                                 $1,267,919    $ 743,079
  Gas distribution                                     3,625,103    3,277,978
  Turnkey drilling                                     4,775,175    4,091,049
  Sale of direct working interests                           -         13,000
  Supervisory fees and other                             329,397      215,993
                                                      ----------   ----------
      Total Revenues                                   9,997,594    8,341,099
                                                      ----------   ----------
COSTS AND EXPENSES
  Cost of gas distribution sales                       3,629,991    3,204,261
  General and administrative                           1,265,814    1,228,378
  Turnkey drilling and development                     1,530,597    1,520,429
  Lease operating                                        340,331      450,620
  Cost of direct working interests sales                     -          9,285
  Lease impairment                                       215,000      213,938
  Legal and accounting                                   268,683      208,295
  Marketing                                              494,192      292,630
  Depreciation, depletion and amortization               479,842      399,212
                                                      ----------   ----------
      Total Costs and Expenses                         8,224,450    7,527,048
                                                      ----------   ----------
INCOME FROM OPERATIONS                                 1,773,144      814,051
                                                      ----------   ----------
OTHER (EXPENSE)
  Interest                                               (14,926)     (64,103)
  Loss on asset disposition                             (357,811)    (202,905)
                                                      ----------   ----------
      Total Other (Expense)                             (372,737)    (267,008)
                                                      ----------   ----------
INCOME BEFORE INCOME TAX EXPENSE                       1,400,407      547,043

INCOME TAX EXPENSE                                         1,600        2,400
                                                      ----------   ----------
NET INCOME                                            $1,398,807     $544,643
                                                      ==========   ==========
NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE                                     $      .34   $      .14
                                                      ==========   ==========
NET INCOME PER SHARE - FULLY DILUTED                  $      .34   $      .14
                                                      ==========   ==========

The accompanying notes are an integral part of these financial statements.

                      ROYALE ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                        Preferred Stock
                              Common Stock              Series AA                             Treasury Stock
                              ---------------------     ---------------------                 ------------------
                              Number                    Number
                              of Shares                 of Shares
                              Issued and                Issued and              Accumulated   Number
                              Outstanding  Amount       Outstanding  Amount     Deficit       of Shares   Amount
                              ---------    ----------   ---------    --------   -----------   ---------   ------
Balance, January 1, 1995      3,960,299    $8,091,248   147,500      $590,000   $(6,236,132)          -   $    -

Shares issued in connection
 with property acquisition        1,500             -         -             -             -           -        -

Compensation recognized
 on stock options issued              -        48,150         -             -             -           -        -

Shares issued in connection
 with preferred stock
 Series A conversion             12,500       100,000         -             -             -           -        -

Shares issued (redeemed)
 in connection with
 preferred stock Series
 AA conversion                    6,250        50,000   (12,500)      (50,000)            -           -        -

Net income                            -             -         -             -       544,643           -        -
                              ---------    ----------   -------      --------   -----------   ---------  -------
Balance,
 December 31, 1995            3,980,549    $8,289,398   135,000      $540,000   $(5,691,489)          -   $    -
                              =========    ==========   =======      ========   ===========   =========   ======

                            (Continued on next page)

                      ROYALE ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                        Preferred Stock
                              Common Stock              Series AA                             Treasury Stock
                              -------------------       -------------------                   ------------------
                              Number                    Number
                              of Shares                 of Shares
                              Issued and                Issued and              Accumulated   Number
                              Outstanding  Amount       Outstanding  Amount     Deficit       of Shares   Amount
                              ---------    ------       ---------    ------     -------       ---------   -------
Balance, January 1, 1996      3,980,549    $8,289,398   135,000      $540,000   $(5,691,489)          -   $     -

Shares issued in connection
 with preferred stock
 Series A Conversion              6,250        50,000         -             -             -           -         -

Shares issued in connection
 with preferred stock
 Series AA conversion             3,750        30,000    (7,500)      (30,000)            -           -         -

Shares issued in connection
 with property acquisition
 cancelled                     (166,500)            -         -             -             -           -         -

Shares donation                  10,000        16,875         -             -             -           -         -

Shares purchased                      -             -         -             -             -       4,200    21,000


Shares redeemed and
 cancelled                            -             -   (12,500)      (50,000)            -           -         -

Net income                            -             -         -             -     1,398,807           -         -

Balance,                      ---------    ----------   -------      --------   -----------       -----   -------
 December 31, 1996            3,834,049    $8,386,273   115,000      $460,000   $(4,292,682)      4,200   $21,000
                              =========    ==========   =======      ========   ===========       =====   =======

   The accompanying notes are an integral part of these financial statements.

                                ROYALE ENERGY, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ended  December 31,
                                                      1996         1995
                                                      ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $1,398,807   $  544,643
  Adjustment to reconcile net income to net
   cash provided by operating activities:
    Depreciation, depletion and amortization             479,842      399,212
    Loss on disposal of assets                           357,811      202,905
    Loss on lease impairment                             215,000      213,938
    Stock option compensation for officers and directors     -         48,150
    (Increase) decrease in:
     Accounts receivable                              (1,049,307)     (26,801)
     Receivable from related parties                     (10,429)     (11,596)
     Prepaid expenses and other assets                   (89,805)     (17,998)
     Notes receivable                                    (98,347)         -
     Other                                                 1,132        5,222
    Increase(Decrease) in:
     Accounts payable and accrued expenses              (409,809)     796,851
     Deferred revenues - DWI                             971,101     (251,163)
                                                      ----------   ----------
      Net Cash Provided by Operating Activities        1,765,996    1,903,363
                                                      ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for oil and gas properties               (688,194)    (706,842)
  Proceeds from sale of oil and gas properties            51,374        1,017
  Other capital expenditures                             (45,769)     (30,220)
                                                      ----------   ----------
        Net Cash Used by Investing Activities           (682,589)    (736,045)
                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  (Increase) decrease in receivable from
   related parties, net                                   49,841       66,199
  Proceeds from line of credit                           300,000          -
  Principal payments on notes payable                   (433,664)    (296,520)
  Treasury stock purchased                               (21,000)         -
                                                      ----------   ----------
         Net Cash Used by Financing Activities          (104,823)    (230,321)
                                                      ----------   ----------
NET INCREASE IN CASH AND CASH  EQUIVALENTS               978,584      936,997

CASH AT BEGINNING OF YEAR                              1,616,860      679,863
                                                      ----------   ----------
CASH AT END OF YEAR                                   $2,595,444   $1,616,860
                                                      ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                   ROYALE ENERGY FUNDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31,
                                                      -----------------------
                                                      1996         1995
                                                      ----------   ----------
SUPPLEMENTAL INFORMATION:

  Cash paid for interest                              $   14,930   $   70,248

  Cash paid for taxes                                      1,600        7,852


NONCASH TRANSACTIONS:

  Series A preferred stock exchanged
   for common stock                                       50,000      100,000

  Compensation recognized on stock options                   -         48,150

  Series AA stock exchanged for common stock              30,000       50,000

  Common stock issued for charitable donation             16,875          -

  The accompanying notes are an integral part of these financial statements.

                                 ROYALE ENERGY, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Royale Energy, Inc. and Subsidiaries (the "Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Description of Business

The Company is an independent oil and gas producer which also has operations in the areas of natural gas marketing and turnkey drilling. The Company owns wells and leases in major geological basins located in California. The Company offers fractional working interests and seeks to minimize the risks of oil and gas drilling by selling multiple well drilling ventures which do not include the use of debt financing.

Business Combinations

The financial statements for the year ended December 31, 1995 are consolidated and include the accounts of Royale Energy, Inc. and its wholly owned subsidiaries, Royale Operating Company, Royale Covenant Securities Corporation and Royale Natural Gas Marketing, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation. At their meeting of December 15, 1995, the Board of Directors voted to dissolve Royale Operating Company. During 1996, by Board of Directors action, Royale
Covenant Securities Corporation was sold. Additionally, Royale Natural Gas Marketing, Inc. was dissolved. The accounts and operations of Royale
Operating Company and Royale Natural Gas Marketing, Inc. were absorbed by Royale Energy, Inc., and there was no material effect on these financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the estimate of Company oil and gas reserves prepared by AN independent engineering consultant. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves. Estimated reserves are used in the calculation of depletion, depreciation and amortization as well as the Company's assessment of proved oil and gas properties for impairment.

Revenue Recognition

The Company recognizes revenues from the sales of oil and gas in the period of delivery.

Oil and Gas Property and Equipment (Successful Efforts)

The Company accounts for its oil and gas exploration and development costs using the successful efforts method. Under this method, costs to acquire mineral interests in oil and gas properties, to drill and complete development wells, and drill and complete exploratory wells that find proved reserves are capitalized. Exploratory dry-hole costs and other exploratory costs, including geological and geophysical costs, are charged to expense when incurred. The costs of carrying and retaining unproved properties are also expensed when incurred. Depletion, depreciation and amortization of oil and gas producing properties are computed on an aggregate basis using the units-of-production method.

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and/or Long-Lived Assets to be Disposed of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 121 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company periodically assessed its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows. In the case of the Company, this results in a property by property impairment review.

The Company adopted SFAS No. 121 in the fourth quarter of 1995, and primarily as a result of implementation, recorded an impairment loss on certain oil and gas properties totaling $95,388. The impairment loss on the oil and gas properties was calculated as the difference between the asset book carrying amounts and future undiscounted net cash flow projections, giving consideration to recent prices, pricing trends and estimated reserve quantities. These projections represent the Company's best estimate of fair value based on the information available.

In addition to recognition of impairment under SFAS No. 121, management also periodically assesses the value of significant proved and unproved properties and charges estimated impairments of value to expense. In 1996 and 1995, $215,000 and $118,550, respectively, was recorded as an impairment loss based on management's assessment.

Upon the sale of oil and gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of operations under loss on leases.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit, and highly liquid debt instruments with maturities of three months or less.

Equipment and Fixtures

Equipment and fixtures are stated at cost and depreciated over the estimated useful lives of the assets, which range from three to seven years, using the straight-line method. Repairs and maintenance are charged to expense as incurred. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.

Maintenance and repairs, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. Gains or losses on dispositions of property and equipment, other than oil and gas, are reflected in operations.

Capitalization of Interest

Interest cost is capitalized on construction and development programs until placed into operation.

Deferred Revenue from Turnkey Drilling

The Company enters into turnkey drilling agreements with investors to develop leasehold acreage acquired by the Company. The Company receives funds from investors for the drilling and completion of oil and gas wells. If the drilling effort is successful, each investor receives a working interest in the wells, and the Company also participates as a working interest owner. In years previous to 1995, the Company deferred these funds and costs related to the drilling of wells until the commencement of actual drilling operations, which usually occurs within one year. At the commencement of drilling, the Company recognized the associated deferred drilling funds as revenue and deferred costs as expenses. During the year ended December 31, 1995, the Company modified the Turnkey Drilling Contract and Investment Program. The program modifications require a percentage of total funds invested to be used by the Company to prepay intangible drilling costs and other costs as required to allow the drilling projects to proceed without delay. These funds are non-refundable once the investment has been made. The non-refundable portion of the total Turnkey Drilling investment is based on a percentage calculated by estimating the pre-drilling costs as a percentage of total drilling costs for a particular investment. The non-refundable portion of the total investment is recognized as revenue and the related pre-drilling costs are expensed. Net revenue recognized for the year ended December 31, 1995, rather than deferred under the prior Turnkey Drilling Program is $338,635. If costs exceed revenues and the Company participates as a working interest owner, the excess is capitalized as the cost of the Company's working interest. If the Company is unable to drill the wells, the deferred funds received would be returned to the investors. Included in cash and cash equivalents are amounts restricted for use in the completion of Turnkey drilling programs in progress. At December 31, 1996 and 1995, restricted balances for deferred Turnkey drilling were $1,098,384 and $445,305, respectively.

Deferred Costs on Trust Organization

Deferred costs consist of expenses incurred by the Company to establish an energy investment trust. The trust was not capitalized at December 31, 1996, and the $125,250 in deferred costs was charged to operations in 1996.

                                      F12

Earnings Per Share

The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have dilutive effect) the effect of common shares contingently issuable, primarily from stock options and warrants.

The fully diluted per share computation reflects the effect of warrants in periods in which such exercise would cause dilution. Fully diluted earnings per share also reflect additional dilution related to stock options due to the use of the market price at the end of the period, when market price is higher than the average price for the period, and convertible preferred stock.

The weighted average number of common and common equivalent shares used to compute earnings per share is:

                                                      Year Ended December 31,
                                                      -----------------------
                                                      1996         1995
                                                      ---------    ---------
For earnings per common and common equivalent shares  4,077,920    3,968,417

For earnings per share assuming full dilution         4,163,483    3,968,417

Income Taxes

The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported net amounts.

Concentration of Credit Risk

The Company sells oil, gas and natural gas liquids produced by the Company as well as production purchased from outside sources to utility companies and manufacturers principally located in California. Revenue generated by these sales is recognized upon delivery of the product to the purchaser. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required. The following summarizes the accounts receivable balances and sales activity with significant customers for the year ended December 31, 1996.

                      Accounts
Customer              Receivable               Sales
--------              ----------               ----------
A                     $ 19,724                 $1,125,432
B                          -                      678,843
C                          -                      498,346

The Company places its temporary cash investments with a high quality credit financial institution.

Fair Values of Financial Instruments

Disclosure of the estimated fair value of financial instruments is required under SFAS No. 107, "Disclosure About Fair Value of Financial Instruments." The fair value estimates are made at discrete points in time based on relevant market information and information about the financial instruments. These estimates may be subjective in nature and involve uncertainties and significant judgment and therefore cannot be determined with precision.

The Company includes fair value in the notes to consolidated financial statements when the fair value of its financial instruments is different from the book value. The Company assumes that the book value of financial instruments that are classified as current approximate fair value because of the short maturity of these instruments. For noncurrent financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

Reclassification

Certain amounts in the financial statements have been reclassified to be consistent and comparable from year-to-year.

NOTE 2 - NOTE RECEIVABLE

Notes receivable at December 31, 1996 consist of $103,844 note from an individual secured by oil and natural gas interests bearing an interest rate of prime plus 1.5%, and a note from a corporation in the amount of $28,003 secured by Royale Covenant Security Corporation stock, bearing an interest rate of prime plus 1.5%.

NOTE 3 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31:

Oil and Gas
                                                      1996           1995
                                                      ----------   ----------
Proved properties:
   Producing properties, including intangible
     drilling costs                                   $2,866,941   $3,013,695
   Lease and well equipment                            2,030,728    1,983,434
                                                      ----------   ----------
                                                       4,897,669    4,997,129
   Accumulated depletion, depreciation and
     amortization                                     (1,086,487)  (1,104,195)
   Reserve for lease impairment                         (428,938)    (213,938)
                                                      ----------   ----------
                                                       3,382,244    3,678,996
                                                      ----------   ----------
Commercial and Other

   Furniture and equipment                               214,800      174,654
   Accumulated depreciation                              118,337       97,004
                                                      ----------   ----------
                                                          96,463       77,650
                                                      ----------   ----------
                                                      $3,478,707   $3,756,646
                                                      ==========   ==========

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

                                                      1996         1995
                                                      ----------   ----------
Development                                           $  592,806   $  706,842

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the two years ended December 31, are as follows:

                                                      1996         1995
                                                      ----------   ---------
Oil and gas sales                                     $1,267,919   $  743,079
Production related costs                                (340,331)    (450,620)
Depreciation, depletion and amortization                (458,951)    (382,188)
                                                      ----------   ----------
Results of operations from producing
  and exploration activities                          $  468,637   $  (89,729)
                                                      ==========   ==========

NOTE 4 - TURNKEY DRILLING CONTRACTS

The Company receives funds under turnkey drilling contracts which requires the Company to drill oil and gas wells within a reasonable time period from the date of receipt of the funds. As of December 31, 1996 and 1995, the Company had recorded deferred turnkey drilling revenue associated with undrilled wells of $1,504,041 and $532,940, respectively, as a current liability.

NOTE 5 - LONG-TERM DEBT

Long-term debt at December 31, consist of the following:

                                                      1996         1995
                                                      ----------   ----------
Note payable for the purchase of the Arkoma oil and
gas leases in California dated April 12, 1994, maturing
April 12, 1998,  interest at prime plus 2.5% compounded
monthly.  The prime rate of 8.5% plus the 2.5% spread
resulted in a rate of 11.0% at December 31, 1995.
Monthly payments equaling 40% of gross revenue from
producing properties listed in the note agreement, with a
minimum monthly payment of 2.5% of the outstanding
principal balance,  secured by property and 165,000
shares of common stock of Royale Energy, Inc.         $    -       $  433,664

                                                      1996         1995
                                                      ----------   ----------
Revolving line of credit with a maximum available
of $1,250,000 for working capital purposes,
acquisitions, and development of oil and gas
properties. Interest at New York prime plus 150
basis points, resulting in a rate of 9.75% at
December 31, 1996. Interest payable monthly, with
the outstanding principal due at maturity on
May 30, 1998. Secured by property and
assignment of production.                                300,000         -

Less current portion                                         -        113,621
                                                      ----------   ----------
                                                        $300,000     $320,043
                                                      ==========   ==========

Maturities of long-term debt for years subsequent to December 31, 1996 are as follows:

                 December 31,
                 1997                                              $     -
                 1998                                                 300,000
                                                                   ----------
                                                                   $  300,000
                                                                   ==========

The loan agreement for the revolving line of credit prohibits the purchase of treasury stock; however, the lender has waived this requirement under specific circumstances. The Company purchased treasury stock under this waiver in 1996.

Subsequent to December 31, 1996, the Company paid the line of credit down in full.

NOTE 6 - INCOME TAXES

The provisions for income taxes for the years ended December 31, 1996 and 1995 represents minimum state taxes.

As of December 31, 1996, the Company had federal and state net operating loss carryforwards as indicated:

     Year               Year of               Net Operating
     Originated         Expiration            Loss
     __________         __________            _____________
     1988               2003                  $   50,966
     1989               2004                     885,795
     1990               2005                     970,101
     1991               2006                     227,241
     1993               2008                   1,654,713
                                              ----------
                                              $3,788,816
                                              ==========

The Company files consolidated federal and state tax returns.

The components of the net deferred tax assets were as follows:

                                                      1996         1995
                                                      ----------   ----------
Deferred Tax Assets:
  Net operating loss carryforwards                    $1,288,197   $1,664,535
  Statutory depletion carryforwards                      182,622          -
  Accumulated depreciation                                94,487          -
                                                      ----------   ----------
Total Deferred Tax Assets                              1,565,306    1,664,535
                                                      ----------   ----------
Valuation Allowance                                   (1,565,306)  (1,664,535)
                                                      ----------   ----------
Net Deferred Tax Assets                               $      -     $      -
                                                      ==========   ==========

A full valuation allowance has been established for the deferred tax assets generated by net operating loss carryforwards due to the uncertainty of future utilization. Carryforwards available for financial statement purposes to offset income in future years approximate $2,450,501.

A reconciliation of the Company's provision for income taxes and the amount computed by applying the U.S. statutory federal income tax rate of 34% at December 31, 1996 and 1995, respectively, to pretax income is as follows:

                                                      1996         1995
                                                      ----------   ----------
Tax computed at 34%, respectively                     $  476,138   $  185,995

Increase (decrease) in taxes resulting from:
   Net operating loss carryforwards                     (476,138)    (185,995)
   State taxes, net of federal income tax benefit          1,600        2,400
                                                      ----------   ----------
                                                      $    1,600   $    2,400
                                                      ==========   ==========
Effective Tax Rate                                          0.1%         0.4%

NOTE 7 - REDEEMABLE PREFERRED STOCK

In 1993, the Company's Board of Directors authorized the issuance of 259,250 shares of Series A Convertible Preferred Stock which were sold through a private placement offering. The Series A Convertible Preferred Stock was offered in units. Each unit consisted of 25,000 shares of Series A Convertible Preferred Stock and a 0.1% interest in the distributions of the Royale Energy Income Trust, to be formed. The Company had the right to sell fractional units. The Series A Convertible Preferred Stock has a stated value of $4 per share and provides shareholders with a one time 10% dividend payable thirty days after the expiration of one year from the date of purchase. The dividend has been paid on all outstanding shares at December 31, 1994. There were no dividends declared and/or paid during 1995 or 1996.

The Series A Convertible Preferred Stock is convertible any time at the basic conversion rate of one share of common stock for two shares of Series A Convertible Preferred Stock, subject to adjustment. The Company has the option to call, at any time, the Series A Convertible Preferred Stock at either the issue price of $4 per share plus 10%, if called within one year after issuance, or $4 per share thereafter. (Subject to the holders' conversion rights outlined above).

Upon the sale of 50% of the units of beneficial interest in Royal Energy Income Trust, a holder of Series A Convertible Preferred Stock may require the Company to redeem their Series A Convertible Preferred Stock at the issue price of $4 per share plus accrued dividends, if any.

The Series A Convertible Preferred Stock has a liquidation preference to the common stock equal to $4 per share plus accrued dividends. Holders of Series A Convertible Preferred Stock shall have voting rights equal to the number of shares of common stock into which the Series A Convertible Preferred Stock may be converted.

On October 28, 1993, the Company's Series A Convertible Preferred Stock shareholders were made a one time offer to convert their Series A Convertible Preferred Stock to common stock. This conversion would be at one share of common stock for each share of Series A Convertible Preferred Stock, rather than at the original conversion price of $4 per share. This conversion would not affect the shareholders' rights and incentives in the Royale Energy Income Trust. As of December 31, 1996, 209,875 shares of Series A Convertible Preferred Stock had been converted to 191,125 shares of common stock.

NOTE 8 - SERIES AA PREFERRED STOCK

In April 1992, the Company's Board of Directors authorized the sale of Series AA Convertible Preferred Stock. Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to Series A Convertible Preferred Stockholders (Note 7). The Series AA Convertible Preferred Stock does not have the right of redemption at the shareholders' option. As of December 31, 1996 and 1995, there were 115,000 and 135,000 shares issued and outstanding, respectively. The dividend has been paid on all shares outstanding at December 31, 1996.

NOTE 9 - COMMON STOCK

During 1996, 3,750 shares of common stock were issued for conversion of 7,500 Series AA Preferred Stock, and 6,250 common shares were issued for conversion of 12,500 shares of Series A Preferred Stock. Also in 1996, 166,500 common shares were returned by the holder of the Arkoma note and were cancelled. Additionally in 1996, 10,000 shares were issued and donated to a charitable organization.

NOTE 10 - STOCK WARRANTS

Changes in the Company's common stock warrants were as follows:

                                                      Year Ended December 31,
                                                      -----------------------
                                                      1996         1995
                                                      ----------   ----------
Outstanding warrants at beginning of period              480,555      480,555
Additional warrants issued
  -  Exercise of stock warrants                              -            -
  -  Warrants expired or ineligible                      250,000          -
                                                      ----------   ----------
Outstanding warrants at end of period                    230,555      480,555

The Company's affiliate, RPC, acquired 111,111 shares of the Company's common stock during the year ended December 31, 1993, at a purchase price of $333,333. This transaction was pursuant to the exercise of a stock purchase warrant granted to RPC by the Company's Board of Directors on December 18, 1992, to purchase a maximum of 166,666 shares at the minimum bid price on December 18, 1992 of $3.00 per share. Warrants to purchase the remaining 55,555 additional shares pursuant to this grant will expire on December 31, 1997.

At the November 3, 1993 Board of Directors meeting, the Board of Directors granted RPC additional warrants to purchase 175,000 shares of the Company's common stock at prices ranging from $1.50 to $3.00 per share. This grant will expire on December 31, 1997. As of December 31, 1996, no warrants were exercised pursuant to this grant. The difference between market and option prices, $75,000, was recorded as compensation for the RPC shareholders.

NOTE 11 - OPERATING LEASES

In November 1991, the Company entered into a forty-three month noncancellable operating lease for the rental of office space which expired in July 1995. The lease provided for annual rent escalations resulting in rent payments which range from $8,260 to $14,868 over the term of the lease. The accompanying consolidated financial statements reflect rent expense on a straight-line basis over the term of this lease.

In August 1995, the Company entered into a new sixty month noncancellable operating lease, which expires in July 2000. The lease calls for monthly payments ranging from $10,875 to $12,325. Future minimum lease obligations as of December 31, 1996 are as follows:

              Year Ended December 31,
              1997                                    $  136,665
              1998                                       141,013
              1999                                       145,359
              2000                                        86,275
                                                      -----------
                                                      $  509,312
                                                      ==========

Rental expense for the years ended December 31, 1996 and 1995, was $132,911 and $99,488, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company occasionally becomes party to lawsuits which arise in the ordinary course of business. In the opinion of management, based on advice of legal counsel, pending or threatened litigation involving the Company will not have a material adverse affect upon its financial condition or results of operations.

NOTE 13 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

On December 31, 1996, 27.48% of the Company's common stock was owned by Royale Petroleum Corporation (RPC). RPC is a company which is owned equally by Donald
H. Hosmer and Stephen M. Hosmer. The Company's former president and former chief executive officer, Harry E. Hosmer, is principal adviser to trusts which own 10.43% of the Company's common stock at December 31, 1996. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer. Donald H. Hosmer and Stephen
M. Hosmer are also officers and directors of the Company.

Related Party Receivables

Amounts due from officers were $34,897 and $75,845 at December 31, 1996 and 1995, respectively. Receivables from other related parties amounted to $3,535 and $1,999 on December 31, 1996 and 1995, respectively.

Stock Compensation Plan

On December 18, 1992, the Board of Directors granted the directors and executive officers of the Company 60,000 options to purchase common stock at an exercise or base price of $1.50 per share. All options are exercisable on or after the second anniversary of the date of grant. Also on this date, the Board of Directors voted to adopt a policy of awarding stock options to key employees based on performance, with a minimum of 5,000 shares and maximum of 15,000 shares per employee. The details of this policy have not yet been formulated and no such options have been awarded under the policy.

At the March 10, 1995 Board of Directors meeting, directors and executive officers of the Company were granted 154,000 options to purchase common stock at an exercise or base price of $1.90 per share. These options were granted for a period of ten years, and may be exercised after the second anniversary of the grant. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, the Company recorded $48,150 as compensation expense for the directors and officers in 1995. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      1996         1995
                                                      ----------   ----------
Net income                     As reported            $1,398,807   $  544,643
                               Pro forma               1,398,807      384,893

Primary earnings per share     As reported            $      .34   $      .14
                               Pro forma                     .34          .10

Fully diluted earnings
per share                      As reported            $      .34   $      .14
                               Pro forma                     .34          .10

The fair value of the option grant was estimated on the date of granting using the Black-Scholes American option-pricing model with the following assumptions: risk-free interest rate 7.5 percent, dividend yield rate of zero, expected life of 8.2 years, and volatility of 57.7 percent.

A summary of the status of the Company's stock option plan as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                1996                         1995
                                --------------------------   ------------------------
                                            Weighted-                  Weighted-
                                            Average                    Average
                                Shares      Exercise Price   Shares    Exercise Price
                                -------     --------------   -------   --------------
Fixed Options
   Outstanding at beginning
     of year                    214,000     $1.79            60,000    $1.50
   Granted                          -                       154,000     1.90
   Exercised                        -                           -
                                -------                     -------
Outstanding at end of year      214,000                     214,000
                                =======                     =======
Options exercisable at
 year end                        60,000                      60,000

Weighted-average fair
 value of options granted
 during the year                $    -                      $  1.35

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

             Options Outstanding                                Options Exercisable
             -----------------------------------------------    --------------------------------
                              Weighted-
             Number           Average                           Number
Range of     Outstanding at   Remaining       Weighted-         Outstanding at    Weighted-
Exercise     December 31,     Contractual     Average           December 31,      Average
Prices       1996             Life (Years)    Exercise Price    1995              Exercise Price
--------     ------------     ------------    --------------    ------------      --------------
$ 1.50       60,000           6.0             $ 1.50            60,000            $1.50
$ 1.90      154,000           8.2               1.90               -                 -
            -------                                             ------
$1.50 to
$1.90       214,000           7.6               1.79            60,000             1.50
            =======                                             ======

The Board of Directors adopted a policy in 1989 that permits directors and officers of the Company to purchase from the Company, at the Company's book value, up to one percent of a fractional interest in any well to be drilled by the Company. Current and former officers and directors, and a trust organized for the benefit of the family of a Company officer, received as compensation or were billed $21,774 and $9,049 for their interests for the years ended December 31, 1996 and 1995, respectively.

NOTE 14 - ENVIRONMENTAL MATTERS

The Company has established procedures for the on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company's business requires routine day-to-day compliance with environmental laws and regulations. The Company incurred no environmental investigation, compliance and remediation costs in 1996 or 1995.

The Company is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

NOTE 15 - LITIGATION SETTLEMENTS

In 1996, the Company agreed to purchase 37,500 shares of its common stock from an investor as part of a litigation settlement. The stock was to be purchased at a total price of $187,500 in no more than eighteen monthly installments beginning no later than December 1, 1996. As of December 31, 1996, the Company had purchased 4,200 shares at a cost of $21,000.


NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Operating revenues, operating income, net income, and earnings per common share by quarters from 1996 and 1995 are shown below. The Company, in its opinion, has included all adjustments necessary for a fair presentation of the results of operations for the quarters. Due to the nature of Turnkey Drilling Revenues, which are recognized at specified times over program development on specified wells, annual amounts are not generated evenly by quarter during the year.


                                                               Earnings     Weighted
                                                Net            (Loss) per   Average
                                                Income         Common       Shares
Quarter Ended       Net Sales    Gross Profit   (Loss)         Share        Outstanding
-----------------   ----------   ------------   ----------     ----         -----------
December 31,  1996  $3,008,221   $1,299,194     $  538,377     0.14         3,909,277
              1995   2,968,263    1,287,846        412,176     0.10         3,803,234

September 30, 1996  $2,860,866    1,029,360        440,803     0.11         3,962,359
              1995   2,180,406      855,276        382,067     0.10         3,608,675

     June 30, 1996  $2,333,053    1,215,756        382,653     0.10         3,960,299
              1995   2,164,167      611,950        300,300     0.08         3,522,913

    March 31, 1996  $1,795,454      496,414         36,974     0.01         3,960,299
              1995   1,028,263          763       (549,900)   (0.14)        3,479,139

                    ROYALE ENERGY, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following estimates of proved oil and gas reserves, both developed and undeveloped, represent interests owned by the Company located solely in the United States. Proved reserves represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate to be reasonably certain to be recoverable in the future from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells, with existing equipment and operating methods. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells for which relatively major expenditures are required for completion.

Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants for the years ended December 31, 1996 and 1995. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the Securities and Exchange Commission (SEC). Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign government actions, and the fact that the bases for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to the Company. Management's investment and operating decisions are based upon reserve estimates that include proved reserves prescribed by the SEC as well as probable reserves, and upon different price and cost assumptions from those used here.

It should be recognized that applying current costs and prices and a 10 percent standard discount rate does not convey absolute value. The discounted amounts arrived at are only one measure of the value of proved reserves.

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 1996 and 1995 and changes in such quantities during each of the years then ended, were as follows:

                                    1996                    1995
                                    ------------------      ------------------
                                    Oil      Gas          Oil        Gas
                                    (BBL)    (MCF)        (BBL)      (MCF)
                                    ------   ----------   ------     ---------
Proved developed and
undeveloped reserves:

Beginning of period                 22,401    9,383,850    21,877    6,627,837
Revisions of previous estimates    (20,732)   2,071,879    15,598    4,225,321
Production                             (22)    (672,383)  (15,074)  (3,211,572)
Extensions, discoveries and
 improved recovery                     -      2,125,976       -      1,747,478
Purchase of minerals in place          -            -         -            -
Sale of minerals in place              -            -         -         (5,214)
                                    ------   ----------   -------    ---------
Proved reserves end of period        1,647   12,909,322    22,401    9,383,850
                                    ======   ==========   =======    =========
Gas equivalent reserve              16,470                224,010
                                    ======                =======
Proved developed reserves:

  Beginning of period                1,852    4,121,616     1,464    3,280,953
                                    ======   ==========   =======    =========
  End of period                      1,647    6,978,805     1,852    4,121,616

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves

The standardized measure of discounted future net cash flows is presented below for the two years ended December 31, 1996.

The future net cash inflows are developed as follows:

(1) Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.

(2) The estimated future production of proved reserves is priced on the basis of year-end prices.

(3) The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce proved reserves, based on year end estimates.

(4) The resulting future net revenue streams are reduced to present value amounts by applying a ten percent discount.

Disclosure of principal components of the standardized measure of discounted future net cash flows provides information concerning the factors involved in making the calculation. In addition, the disclosure of both undiscounted and discounted net cash flows provides a measure of comparing proved oil and gas reserves both with and without an estimate of production timing. The standardized measure of discounted future net cash flow relating to proved reserves reflects estimated income taxes.

                                                    1996         1995
                                                    -----------  ------------
Future cash inflows                                 $45,882,082  $16,418,681
Future production costs                             (11,985,243)  (6,691,945)
Future development costs                             (2,263,988)  (2,390,356)
Future income tax expenses                           (9,489,856)  (1,922,643)

Future net cash flows                                22,142,995    5,413,737

10% annual discount for estimated timing
  of cash flows                                     (10,121,742)  (2,716,322)

Standardized measure of discounted
  future net cash flow                              $12,021,253   $2,697,415


Changes in standardized measure of discounted future net cash flow from proved reserve quantities

This statement discloses the sources of changes in the standardized measure from year to year. The amount reported as "Net changes in prices and production costs" represents the present value of changes in prices and production costs multiplied by estimates of proved reserves as of the beginning of the year. The "accretion of discount" was computed by multiplying the ten percent discount factor by the standardized measure on a pretax basis as of the beginning of the year. The "Sales of oil and gas produced, net of production costs" are expressed in actual dollar amounts. "Revisions of previous quantity estimates" is expressed at year-end prices. The "Net change in income taxes" is computed as the change in present value of future income taxes.

                                                      1996         1995
                                                      ----------   ----------
Standardized measure - beginning of year              $ 2,697,415   $2,558,613
                                                      -----------   ----------
Sales of oil and gas produced,
 net of production costs                                 (970,483)  (2,263,723)

Revisions of estimates of reserves provided
 in prior years:
    Net changes in prices and production costs         10,634,281    1,042,311

Sales of minerals in place                                    -         (1,136)

Extensions, discoveries and improved recovery           3,722,480    1,441,927

Accretion of discount                                     (57,512)     (21,087)

Net change in income taxes                             (4,004,928)     (59,490)

Net increase                                            9,323,838      138,802

Standardized measure - end of year                    $12,021,253   $2,697,415
                                                      ===========   ==========