Form 10QSB
period 1997-03-31
ROYALE ENERGY INC
filed 1997-05-29
CIK 864839

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1997

   Commission File No. 0-22750

                        ROYALE ENERGY, INC.


   California               33-0224120
   (State or other       (I.R.S. Employer
   jurisdiction of     Identification No.)
   incorporation or
   organization


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At May 15, 1997, there were a total of 3,866,237 shares of registrant's Common Stock outstanding.

PART 1

Item 1.   Financial Statements

                    ROYALE ENERGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                               March 31,        December 31,
                                               1997             1996
                                               (Unaudited)      (Audited)
                                               ----------       ----------
   ASSETS

Current assets:
  Cash and cash equivalents                    $2,326,842       $2,595,444
  Accounts receivable                             632,245        1,928,472
  Receivables from related parties                 39,033           34,897
  Note receivable                                 124,804          131,847
  Other current assets                            105,866          190,535
                                               ----------       ----------
     Total current assets                       3,228,790        4,881,195
                                               ----------       ----------

Oil and gas properties, at cost, net of reserve for
  impairment of $428,938 and $428,938,
  respectively (successful efforts method)      4,969,646        4,468,731
Equipment and fixtures                            217,633          214,800
                                               ----------       ----------
                                                5,187,279        4,683,531

Less accumulated depreciation, depletion and
  amortization                                  1,274,110        1,204,824
                                               ----------       ----------
                                                3,913,169        3,478,707
                                               ----------       ----------

Other assets:
  Receivable from related parties, net                  0            3,535
                                               ----------       ----------
                                                        0            3,535
                                               ----------       ----------
     TOTAL ASSETS                              $7,141,959       $8,363,437

          (See Notes to Consolidated Financial Statements)

                    ROYALE ENERGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                               March 31,        December 31,
                                               1997             1996
                                               (Unaudited)      (Audited)
                                               ----------       ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses        $1,538,309       $1,947,705
  Deferred revenue from turnkey drilling          955,428        1,504,041
                                               ----------       ----------
    Total current liabilities                   2,493,737        3,451,746
                                               ----------       ----------

Long-Term Debt, net of current portion                  0          300,000

Redeemable preferred stock:
  Series A convertible preferred stock, no
  par value, authorized 259,250 shares,
  issued and outstanding 21,875 and
  24,375, respectively                             69,100           79,100
                                               ----------       ----------

Stockholders' Equity:
  Common stock, no par value, authorized
    10,000,000 shares, issued and outstanding
    3,859,987 and 3,834,049 shares,
    respectively                                8,593,773        8,386,273
  Series AA preferred stock, no par value,
    authorized 147,500 shares, issued and
    outstanding 65,625 and 115,000,
    respectively                                  262,500          460,000
  Accumulated deficit                          (4,224,651)      (4,292,682)
                                               ----------       ----------
    Total paid in capital and accumulated
      deficit                                   4,631,622        4,553,591
    Less Cost of treasury stock, 10,500
      and 4,200 shares, respectively              (52,500)         (21,000)
                                               ----------       ----------
      Total Stockholders' equity                4,579,122        4,532,591
                                               ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $7,141,959       $8,363,437

          (See Notes to Consolidated Financial Statements)

                    ROYALE ENERGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended
                                                         March 31,
                                               ----------       ----------
                                               1997             1996
                                               (Unaudited)      (Unaudited)
                                               ----------       ----------
Revenues:
  Oil and gas sales                            $  485,303       $  231,148
  Gas distribution                                 46,925          655,417
  Turnkey drilling                                898,804          839,118
  Supervisory fees and other                      112,603           69,771
                                               ----------       ----------
    Total revenues                              1,543,635        1,795,454
                                               ----------       ----------

Costs and expenses:
  General and administrative                      295,041          302,681
  Turnkey drilling and development                697,283          489,067
  Cost of Gas Distribution                         23,741          626,616
  Lease operating                                  93,642           68,832
  Legal and accounting                            134,424           52,784
  Marketing                                       113,811           95,588
  Depreciation, depletion and amortization         69,285          114,525
                                               ----------       ----------

    Total costs and expenses                    1,427,227        1,750,093
                                               ----------       ----------
    Net income                                    116,408           45,361

Other income and (expense):
  Interest expense                                 (1,219)          (8,387)
                                               ----------       ----------

Net income before income tax                   $  115,189       $   36,974
Income tax expense                                 47,150                0
                                               ----------       ----------
Net income                                     $   68,039       $   36,974
                                               ==========       ==========
Net income per common share                    $     0.02       $     0.01

Net income per share - fully diluted           $     0.02       $     0.01

          (See Notes to Consolidated Financial Statements)

                    ROYALE ENERGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Three Months Ended
                                                         March 31,
                                               ----------       ----------
                                               1997             1996
                                               (Unaudited)      (Unaudited)
                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $   68,039       $   36,974
  Adjustments to reconcile net income to
    net cash provided (used) by operating
    activities:
    Depreciation, depletion and amortization       69,285          114,525
  (Increase) decrease in:
    Accounts receivable                         1,296,227          (91,006)
    Receivable from related parties                (4,136)            (499)
    Prepaid expenses and other current assets      84,669           28,614
    Other assets                                        0               99
  Increase (decrease) in:
    Accounts payable and accrued expenses        (409,396)        (590,901)
    Deferred revenues - DWI                      (548,613)        (234,747)
                                               ----------       ----------

    Net Cash Provided (Used) by Operating
      Activities                                  556,075         (736,941)
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for oil and gas properties        (500,922)         (94,607)
  Other capital expenditures                       (2,833)         (13,467)
                                               ----------       ----------

    Net Cash Used by Investing Activities        (503,755)        (108,074)
                                               ----------       ----------

          (See Notes to Consolidated Financial Statements)

                    ROYALE ENERGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Three Months Ended
                                                         March 31,
                                               ----------       ----------
                                               1997             1996
                                               (Unaudited)      (Unaudited)
                                               ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (expenditures) from issuance
    (redemption) of:
    Common stock and warrants                  $        0       $        0
  (Increase) decrease in receivable from
    related parties, net                            3,535           11,623
  (Increase) decrease in notes receivable           7,043           15,000
  Principal payments on notes payable            (300,000)        (132,545)
  Treasury stock purchased                        (31,500)               0
                                               ----------       ----------

Net Cash Provided (Used) by Financing Activities (320,922)        (105,922)
                                               ----------       ----------


Net Increase (Decrease) in Cash and Cash
  Equivalents                                    (268,602)        (950,937)

Cash at Beginning of Year                       2,595,444        1,616,860
                                               ----------       ----------


Cash at End of Period                          $2,326,842       $  665,923

SUPPLEMENTAL INFORMATION:

  Cash paid for interest                       $    1,219       $   15,241

  Cash paid for taxes                          $   47,150       $        0

NONCASH TRANSACTIONS:

  Series AA Preferred Stock exchanged
    for common stock                           $  197,500        $        0

  Series A Preferred Stock exchanged
    for common stock                           $   10,000        $   30,000

           (See Notes to Consolidated Financial Statements)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


   1. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The results of operations for the three month period are not, in management's opinion, indicative of the results to be expected for a full year of operations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

   2. Earnings Per Share - The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have dilutive effect) the effect of common shares contingently issuable, primarily from stock options and warrants.

   The fully diluted per share computation reflects the effect of warrants in periods in which such exercise would cause dilution. Fully diluted earnings per share also reflect additional dilution related to stock options due to the use of the market price at the end of the period, when market price is higher than the average price for the period, and convertible preferred stock.

   The weighted average number of common and common equivalent shares used to compute earnings per share is:

                                          Three Months Ended March 31,
                                               1997            1996
   For earnings per common and common
     equivalents shares                   4,116,838          3,982,570

   For earnings per share assuming
     full dilution                        4,093,944          3,982,570

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   For the first three months of 1997, the Company achieved a net operating profit of $116,408, a $71,047 or 156.6% increase over the net operating profit in the first three months of 1996 of $45,361. The Company's management attributes this improvement to increased revenues from oil and gas sales. For the quarter ended March 31, 1997, the Company reported a net profit of $68,039, compared to the net profit of $36,974 for the same period in 1996,
   a $31,065 or 84% increase.   Total revenues for the period were
   $1,543,635, which was a decrease of $251,819 or 14%, when compared to the period in 1996. The decrease in total revenues can be primarily attributable to the Company's discontinuing of its natural gas brokerage operations through the Royale Natural Gas Marketing Division. While this division contributed a large portion of the revenues, its margins were relatively narrow.

   During the first quarter of 1996, the Company's Royale Natural Gas Marketing Division had recorded sales in the amount of $655,417 for which it incurred costs of sales of $626,616. Although the Gas Marketing Division had been discontinued prior to the first quarter of 1997, the Company recorded gas distribution revenue from a brokered natural gas sale during this quarter of $46,925, which was offset by cost of sales of $23,741. The net profit of $23,184 from the isolated 1997 sale was only a slight decrease from the first quarter 1996 Gas Marketing Division profit of $28,801, because the 1997 sale was at a much higher margin than the Gas Marketing Division had been able to achieve on a regular basis, but the 1997 sale represents only an isolated trade rather than a continuing marketing effort and may not be repeated. The Company intends to take advantage of any such trading opportunities, should they arise in the future.

   Turnkey drilling revenues for the quarter ended March 31, 1997 were $898,804 which were offset by drilling and development costs of $697,283. For the same period in 1996, turnkey drilling revenues were $839,118, while drilling and development costs were $489,067. This represents an increase in revenues of $59,686 or 7.1% and an increase in costs of $208,216 or 42.6%. The increased drilling revenues and costs were mainly due to the drilling of two commercially successful wells in the first quarter of 1997 versus the drilling of one commercially successful well and one dry hole during the first quarter in 1996. During the first quarter of 1997, the Company also experienced an increase in drilling and development costs because two of its wells, begun in 1996, were completed at more than their original estimated costs.

   Oil and gas revenues for the three months ended March 31, 1997, were $485,303 compared to $231,148 for the same period in 1996, which represents a $254,155 or 110% increase. This increase in revenues was mainly due to the increase in the price the Company received for its natural gas production and an increase in the overall production of the Company, mainly from wells drilled and completed during 1996.

   The Company's oil and gas production costs, which are chiefly comprised of lease operating expenses, increased by $24,810, or 36%, to $93,642 for the three months ended March 31, 1997, from $68,832 for the same period in 1996. This increase in costs can be attributed to the increase in the number of wells the company operated in the first quarter of 1997 when compared to the first quarter of 1996.

   The aggregate of supervisory fees and other income was $112,603 for the quarter ended March 31, 1997, an increase of $42,832 (61.4%) from $69,771 during the same period in 1996. This increase was mainly due to the increase in the number of the wells the Company operates and an increase in interest income due to increased cash available for short-term investment.

   Depreciation, depletion and amortization expense decreased to $69,285 from $114,525, a decrease of $45,240 (39.5%) for the quarter ended March 31, 1997, as compared to 1996. Because the depletion rate is calculated using production as a percentage of reserves, the decrease in depletion was mainly due to the increased reserves owned by the Company.

   General and administrative expenses decreased slightly by $7,640, or 2.5%, from $302,681 for the quarter ended March 31, 1996 to $295,041 for the same period in 1997. Legal and accounting expense increased to $134,424 for the period, compared to $52,784 for the quarter in 1996, a $81,640 (155%) increase. This increase can be attributed to an increase in litigation costs during the first quarter of 1997. Marketing expense for the quarter ended March 31, 1997, increased $18,223 or 19.1%, to $113,811, compared to $95,588 for the same period in 1996. Marketing expense for the Company varies from period to period according to the number of marketing events attended by Company personnel and associated travel costs.

   For the quarter ended March 31, 1997, the Company incurred interest expense of $1,219 on $300,000 of its revolving line of credit for working capital purposes, which was repaid during the
   quarter.   For the same period in 1996, the Company incurred
   interest expense of $8,387 on the note payable issued in connection with the purchase of producing properties from Arkoma Production of California, of which the principal was retired during the third quarter of 1996.


   CAPITAL RESOURCES AND LIQUIDITY:

   At March 31, 1997, the Company had current assets totaling
   $3,228,790 and current liabilities totaling $2,493,737, a $735,053 working capital surplus. Management believes that the Company has sufficient liquidity for the short term.

   OPERATING ACTIVITIES. For the quarter ended March 31, 1997, cash provided by operating activities totaled $556,075 compared to $736,941 used by operating activities for the same period in 1996. This increase in cash can be mainly attributable to the decrease in accounts receivable for the period in 1997 when compared to the same period in 1996.

   INVESTING ACTIVITIES.   Net cash used by investing activities,
   primarily in capital acquisitions of oil and gas properties, amounted to $503,755 for the period, compared to $108,074 used by investing activities for the same period in 1996. The primary reason for the difference was due to the Company's increased ownership interest in and the increase in the drilling and development costs of the two wells the Company drilled in 1997 when compared to the two wells drilled in 1996.

   FINANCING ACTIVITIES. For the quarter ended March 31, 1997, net cash used by financing activities was $320,922, primarily for principal reduction of the Company's revolving line of credit, compared to cash used by financing activities for the same period in 1996 of $105,922 primarily for principal reduction of the note payable to Arkoma Production of California. This increase in net cash used was due to the difference in principle reduction.


   PART II

   Item 2. Changes in Securities

   During the first quarter of 1997, 25,938 shares of the Company's Common Stock were issued to holders of the Company's previously issued Series A and Series AA Preferred Convertible Stock, pursuant to the individual exercise by six Preferred shareholders of their right to convert their shares of Preferred Stock to Common Stock. The sole consideration received by the Company was the Preferred Stock surrendered in the conversion. Each outstanding share of Series A and Series AA Preferred Stock is convertible to Common Stock at a ratio of one share of Common Stock to be issued for each two shares of Preferred. The Preferred Stock had originally been issued prior to 1993 in private placements pursuant to Section 4(2) of the Securities Act of 1933, and to the extent, if any, that the individual shareholders' conversion of their Preferred shares to Common might be considered a sale of securities, the 1997 issuance of Common pursuant to exercise of the holders' conversion privileges was also made pursuant to Section 4(2) of the Securities Act of 1933.


   Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

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

   10.2 Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 of the Company's Form 10-SB Registration
        Statement.



   (b)  Reports on Form 8-K

   The Company filed no reports on Form 8-K during the first quarter of 1997.

                                      SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROYALE ENERGY FUNDS, INC.



   Date:       May 29, 1997         /s/ DONALD H. HOSMER
                                    Donald H. Hosmer, President and
                                    Chief Executive Officer