Form 10QSB
period 1997-06-30
ROYALE ENERGY INC
filed 1997-08-15
CIK 864839

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.X. No..

At June 30, 1997, there were a total of 3,867,800 shares of registrant's Common Stock outstanding.

   PART 1

  Item 1.     Financial Statements

                      ROYALE ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                 June 30,        June 30,
                                                 1997            1996
                                                 (Unaudited)     (Audited)
                                                 -----------     ----------
  ASSETS

  Current assets:
    Cash and cash equivalents                    $1,689,403      $2,595,444
    Accounts receivable                             607,448       1,928,472
    Receivables from related parties                 43,613          34,897
    Note receivable                                 120,938         131,847
    Other current assets                             65,499         190,535
                                                 -----------     -----------
      Total current assets                        2,526,901       4,881,195
                                                 -----------     -----------
  Oil and gas properties, at cost, net of
    reserve for impairment of $528,938
    and $428,938, respectively
    (successful efforts method)                   9,174,626       4,468,731
  Equipment and fixtures                            229,491         214,800
                                                 -----------     -----------
                                                  9,404,117       4,683,531

  Less accumulated depreciation,
  depletion and amortization                      1,441,878       1,204,824
                                                 -----------     -----------
                                                  7,962,239       3,478,707
                                                 -----------     -----------
  Other assets:
    Receivable from related parties, net                  0           3,535
                                                 -----------     -----------
                                                          0           3,535
                                                 -----------     -----------
  TOTAL ASSETS                                  $10,489,140      $8,363,437

               (See Notes to Consolidated Financial Statements)

                     ROYALE ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                 June 30,        December 31,
                                                 1997            1996
                                                 (Unaudited)     (Audited)
                                                 -----------     -----------
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable and accrued expenses        $1,516,449      $1,947,705
    Deferred revenue from turnkey drilling          907,637       1,504,041
                                                 -----------     -----------
      Total current liabilities                   2,424,086       3,451,746
                                                 -----------     -----------

  Long-Term Debt, net of current portion          3,000,000         300,000

  Redeemable preferred stock:
   Series A convertible preferred stock,
   no par value, authorized 259,250 shares,
   issued and outstanding 21,875 and
   24,375, respectively                              69,100          79,100
                                                 -----------     -----------

  Stockholders' Equity:
   Common stock, no par value, authorized
    10,000,000 shares, issued and outstanding
    3,867,800 and 3,834,049 shares, respectively  8,656,273       8,386,273
   Series AA preferred stock, no par value,
    authorized 147,500 shares, issued and
    outstanding 50,000 and 115,000,
    respectively                                    200,000         460,000
   Accumulated deficit                           (3,776,319)     (4,292,682)
                                                 -----------     -----------
    Total paid in capital
    and accumulated deficit                       5,079,954       4,553,591
    Less cost of treasury stock 16,800 and
    4,200 shares, respectively                      (84,000)        (21,000)
                                                 -----------     -----------
  Total stockholders' equity                      4,995,954       4,532,591
                                                 -----------     -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $10,489,140      $8,363,437
                                                ============     ===========
               (See Notes to Consolidated Financial Statements)

                     ROYALE ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Six Months Ended
                                                           June 30,
                                                 -----------     -----------
                                                 1997            1996
                                                 (Unaudited)     (Unaudited)
                                                 -----------     -----------
  Revenues:
    Sale of oil and gas                            $916,123        $439,591
    Gas distribution                                 46,925       1,477,279
    Turnkey drilling                              2,907,923       2,015,078
    Supervisory fees and other                      192,857         196,559
                                                 -----------     -----------
      Total Revenues                              4,063,828       4,128,507
                                                 -----------     -----------
  Costs and expenses:
    General and administrative                      668,732         639,162
    Turnkey drilling and development              1,675,291         643,678
    Cost of gas distribution sales                   23,741       1,427,695
    Lease operating                                 209,826         144,000
    Loss on lease impairment                        100,000         165,000
    Legal and accounting                            301,050          83,439
    Marketing                                       247,313         262,198
    Depreciation, depletion and amortization        237,054         200,964
                                                 -----------     -----------
      Total costs and expenses                    3,463,007       3,566,136
                                                 -----------     -----------
      Net income                                    600,821         562,371

  Other expense:
    Loss on sale of assets                                0         126,054
    Interest expense                                 23,300          15,090
                                                 -----------     -----------
  Net income before income tax                      577,521         421,227
    Income tax expense                               61,150           1,600
                                                 -----------     -----------
  Net income                                       $516,371        $419,627
                                                 ===========     ===========
  Net income per common and common share
    equivalent share                                  $0.13           $0.11
                                                 ===========     ===========
  Net income per share - fully diluted                $0.13           $0.11
                                                 ===========     ===========

               (See Notes to Consolidated Financial Statements)

                     ROYALE ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                           June 30
                                                 1997            1996
                                                 (Unaudited)     (Unaudited)
                                                 -----------     -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                      516,371         419,627
    Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:
     Depreciation, depletion and amortization       237,054         200,964
     Loss on sale of assets                                         126,054
     Loss on impairment of assets                   100,000         165,000
    (Increase) decrease in:
     Accounts receivable                          1,321,024        (233,926)
     Receivable from related parties                 (8,716)           (815)
     Prepaid expenses and other current assets      125,036        (216,469)
     Other assets                                         0           1,132
    Increase (decrease) in:
     Accounts payable and accrued expenses         (431,256)       (966,159)
     Deferred revenues - DWI                       (596,404)        861,429
                                                 -----------     -----------
  Net Cash Provided (Used) by
     Operating Activities                         1,263,109         356,837
                                                 -----------     -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for oil and gas properties      (4,805,903)       (147,886)
    Proceeds from sale of oil and gas properties          0          37,787
    Other capital expenditures                      (14,691)        (21,737)
                                                 -----------     -----------
    Net Cash Used by Investing Activities        (4,820,594)       (131,836)
                                                 -----------     -----------

               (See Notes to Consolidated Financial Statements)

                     ROYALE ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                           June 30
                                                 1997            1996
                                                 (Unaudited)     (Unaudited)
                                                 -----------     -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds (expenditures) from issuance
      (redemption) of:
      Common stock and warrants                          $0              $0
    (Increase) decrease in receivable from
      related parties, net                            3,535          34,248
    (Increase) decrease in notes receivable          10,909        (101,344)
    Increase in long-term debt                    3,000,000
    Principal payments on notes payable            (300,000)       (307,456)
    Treasury stock purchased                        (63,000)              0
                                                 -----------     -----------
    Net Cash Provided (Used) by Financing
    Activities                                    2,651,444        (374,552)
                                                 -----------     -----------
  Net Increase (Decrease) in Cash and Cash
    Equivalents                                    (906,041)       (149,551)

  Cash at Beginning of Year                       2,595,444       1,616,860
                                                 -----------     -----------
  Cash at End of Period                          $1,689,403      $1,467,309
                                                 ===========     ===========

  SUPPLEMENTAL INFORMATION:

  Cash paid for interest                             $1,219         $21,944
                                                 ===========     ===========
  Cash paid for taxes                               $61,150          $6,171
                                                 ===========     ===========

  NONCASH TRANSACTIONS:

  Series AA Preferred Stock exchanged
    for common stock                               $260,000         $30,000
                                                 ===========     ===========
  Series A Preferred Stock exchanged
    for common stock                                $10,000              $0
                                                 ===========     ===========


               (See Notes to Consolidated Financial Statements)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


          1. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The results of operations for the six month period are not, in management's opinion, indicative of the results to be expected for a full year of operations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

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

          The weighted average number of common and common equivalent shares used to compute earnings per share is:
                                             For  the period ended June 30,
                                             1997              1996
          For earnings per common and common
          equivalents  shares                4,101,590         3,819,498

          For earnings per share assuming
          full dilution                      4,024,459         3,819,498

         Item 2.   Management's Discussion And Analysis of Financial
                    Condition And Results of Operations

          RESULTS OF OPERATIONS

          In June 1997, the Company acquired interests in the Faulconer properties, which contain sixteen gas wells and one salt water disposal well in the Sacramento Basin in Northern California, for a purchase price of approximately $3.3 million. The lease interests acquired cover a total of approximately 10,000 acres, and contain potential sites for additional developmental well drilling, and the Company intends further developmental drilling on these leases. The Company used approximately $300,000 in cash and bank financing of $3,000,000 to make the aquisition.

          For the first six months of 1997, the Company achieved a net operating profit of $600,821, a $38,450 or 6.8% increase over the net operating profit in the first six months of 1996 of $562,371. The Company's management attribute this improvement to increased revenues from oil and gas sales. For the six months ended June 30, 1997, the Company reported a net profit of $516,371, compared to the net profit of $419,627 for the same period in 1996, a $96,744 or 23% increase. Total revenues for the period were $4,063,828, which was a decrease of $64,679 or 1.6%, when compared to the period in 1996. The decrease in total revenues can be primarily attributable to the Company's discontinuing of its natural gas brokerage operations through the Royale Natural Gas Marketing Division. While this division contributed a large portion of the revenues, its margins were relatively narrow.

          During the first six months of 1996, the Company's Royale Natural Gas Marketing division recorded sales in the amount of $1,477,279 for which it incurred costs of sales of $1,427,695. Although the gas marketing division had been discontinued prior to the first quarter of 1997, the Company recorded gas distribution revenue from a brokered natural gas sale during the first quarter of 1997 of $46,925, which was offset by cost of sales of $23,741. The net profit of $23,184 from the isolated 1997 sale was a 52% decrease from the 1996 profit of $49,584. The 1997 sale represents only an isolated trade rather than a continuing marketing effort and may not be repeated. The Company intends to take advantage of any such trading opportunities, should they arise in the future.

          Turnkey drilling revenues for the six months ended June 30, 1997 were $2,907,923 which were offset by drilling and development costs of $1,675,291. For the same period in 1996, turnkey drilling revenues were $2,015,078, while drilling and development costs were $643,678. This represents an increase in revenues of $892,845 or 44.3% and an increase in costs of $1,031,613 or 160%.
          The increase drilling revenues and costs was mainly due to the drilling of six wells during the first six months of 1997 versus the drilling of three wells during the same period in 1996. During the first quarter of 1997, the Company also experienced an increase in the drilling and development costs because two of its wells, begun in 1996, were completed at more than their original estimated costs.

          Oil and gas revenues for the six months ended June 30, 1997 were $916,123 compared to $439,591 for the same period in 1996, which
          represents a $476,532 or 108% increase. This increase in revenues was mainly due to the increase in the price the Company received for its natural gas production and an increase in the overall production of the Company, mainly from wells drilled and completed during 1996.

          The Company's oil and gas production costs, which are chiefly comprised of lease operating expenses, increased by $65,826, or 45.7%, to $209,826 for the six months ended June 30, 1997, from $144,000 for the same period in 1996. This increase in costs can be attributed to the increase in the number of wells the company owned and operated in the first half of 1997 when compared to the first half of 1996.

          The aggregate of supervisory fees and other income was $192,857 for the six months ended June 30, 1997, a decrease of $3,702 (1.9%) from $196,559 during the same period in 1996. This decrease was primarily the result of a $70,000 gain, during the period in 1996, due to the partial forgiveness of the note payable to Arkoma Production of California.

          Depreciation, depletion and amortization expense increased to $237,054 from $200,964, an increase of $36,090 (18%) for the six months ended June 30, 1997, as compared to 1996. This increase is mainly due to the increased oil and gas properties owned by the Company

          Management periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. During the second quarter of 1997, $100,000 was recorded as an impairment loss based on this assessment. In the second quarter of 1996, $165,000 was recorded as an impairment as a result of a similar assessment. Also during the second quarter of 1996 the Company sold its oil and gas producing lease interests in Hood County, Texas, resulting in a loss of $144,836. There were no such sales during the period in 1997.

          General and administration expenses increased by $29,570, or 4.6%, from $639,162 for the six months ended June 30, 1996 to $668,732 for the same period in 1997. Legal and accounting expense increased to $301,050 for the period, compared to $83,439 for the first six months in 1996, a $217,611 (261%) increase. This increase can be attributed to an increase in litigation costs during the first six months of 1997. Marketing expense for the six months ended June 30, 1997, decreased $14,885 or 5.7%, to $247,313, compared to $262,198 for the same period in 1996. Marketing expense for the Company varies from period to period according to the number of marketing events attended by Company personnel and associated travel costs.

          For the period ended June 30, 1997, the Company incurred interest expense of $23,300 on $3,000,000 long term debt incurred in connection with the purchase of the Faulconer properties. For the same period in 1996, the Company incurred interest expense of $15,090 on the note payable issued in connection with the purchase of producing properties from Arkoma Production of California, of which the principal was retired during the third quarter of 1996.

          CAPITAL RESOURCES AND LIQUIDITY:

          At June 30, 1997, the Company had current assets totaling $2,526,901 and current liabilities totaling $2,424,086, a $102,815 working capital surplus. Management believes that the Company has sufficient liquidity for the short term.

          OPERATING ACTIVITIES. For the six months ended June 30, 1997, cash provided by operating activities totaled $1,263,109 compared to $356,837 provided by operating activities for the same period in 1996. This increase in cash can be mainly attributable to the decrease in accounts receivable for the period in 1997 when compared to the same period in 1996.

          INVESTING ACTIVITIES. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $4,820,594 for the period, compared to $131,836 used by investing activities for the same period in 1996. The primary reason for the difference was due to the Company's acquisition of the oil and gas properties from Faulconer.

          FINANCING ACTIVITIES. For the six months ended June 30, 1997, net cash provided by financing activities was $2,651,444, primarily due to the increase in long term debt due to the Faulconer acquisition, compared to cash used by financing activities for the same period in 1996 of $374,552 primarily for principal reduction of the note payable to Arkoma Production of California.


          PART II

          Item 1.     Legal Proceedings

          On July 3, 1997, a civil judgment was entered against Royale Energy, Inc. (the "Company"), for a total of $321,735.43 by the U.S. District Court for the Southern District of California, following a jury trial and verdict in Stanley L. Worthington v. Royale Energy, Inc., et al., No. 96c644CGA. At a hearing in August 1997, the majistrate judge indicated that she would reduce the amount of the damage award against the Company, as well as concurrent damage awards previously made against its Chairman and its President. The judgment includes an award of court costs and post judgement interest.

          The court's award was based on jury findings of breach of contract and common law fraud concerning the plaintiff's 1990 and 1991 investment in wells drilled by the Company in Hood County Texas. The evidence presented at trial indicated that, among other things, a former salesman had made representations to the plaintiff which the Company did not authorize.

               The Company strongly disagrees with the verdict and has announced its intent to move for a new trial and to appeal the judgement.

          Item 2.     Changes in Securities

          During the first six months of 1997, 7,813 shares of the Company's Common Stock were issued to holders of the Company's previously issued Series AA Preferred Convertible Stock, pursuant to the individual exercise by two Preferred shareholders of their right to convert their shares of Preferred Stock to Common Stock. The sole consideration received by the Company was the Preferred Stock surrendered in the conversion. Each outstanding share of Series AA Preferred Stock is convertible to Common Stock at a ratio of one share of Common Stock to be issued for each two shares of Preferred. The Preferred Stock had originally been issued prior to 1993 in private placements pursuant to Section 4(2) of the Securities Act of 1933, and to the extent, if any, that the individual shareholders' conversion of their Preferred shares to Common might be considered a sale of securities, the 1997 issuance of Common pursuant to exercise of the holders' conversion privileges was also made pursuant to Section 4(2) of the Securities Act of 1933.

          Item 4.     Submission of Matters to a Vote of Security Holders

          The annual meeting of shareholders of the Company was held on May
          26,  1997.   At the meeting, the shareholders voted to re-elect
          each of the Company's seven directors to serve until the 1998 annual meeting. The following directors were elected without opposition: Donald H. Hosmer, Harry E. Hosmer, Stephen M. Hosmer, Rodney Nahama, Oscar A. Hildebrandt, Henry C. Thorne, and George
          M. Watters. The shareholders also voted to approve the appointment of Brown, Armstrong, Randall & Reyes as the Company's independent accountants. The board of directors and management solicited proxies in favor of each of the proposals and election of seven directors. No proxies were solicited in opposition to any proposal nor opposing the nominees for director that were recommended by the board.

          The following table indicates the votes cast at the annual meeting for approval of the independent accountants.

                    Item                               For    Against Withheld

          Appoint Brown, Armstrong, Randall & Reyes 2,779,162   557    15,500
          as the Company's independent auditors


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

          10.2 Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 of the Company's Form 10-SB Registration Statement.

          (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the second quarter of 1997. The Company filed a report on Form 8-K dated July 3, 1997, to report the civil judgement entered in Worthington v. Royale Energy, Inc. See, Part II, Item 1, Legal Proceedings.


                                      SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ROYALE ENERGY FUNDS, INC.



          Date:       August 14,  1997             /s/   Donald  H.  Hosmer
                                             Donald  H.  Hosmer,  President
                                             and Chief Executive Officer