Form 10QSB
period 1997-09-30
ROYALE ENERGY INC
filed 1997-11-14
CIK 864839

[PERIOD-TYPE]            9-MOS

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997 Commission File No. 0-22750


                               ROYALE ENERGY, INC.

                                    California
                         (State or other jurisdiction of
                          incorporation or organization

                                    33-0224120
                                 (I.R.S. Employer
                               Identification No.)
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant has been required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No

At September 30, 1997, there were a total of 3,867,800 shares of registrant's Common Stock outstanding.

PART 1

Item 1.   Financial Statements

                       ROYALE ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                             September 30,       December 31,
                                             1997                1996
                                             (Unaudited)         (Audited)
                                             -------------       ------------
ASSETS

Current assets:
  Cash and cash equivalents                  $1,851,731          $2,595,444
  Accounts receivable                         1,992,594           1,928,472
  Receivables from related parties               42,773              34,897
  Note receivable                               112,145             131,847
  Other current assets                          104,736             190,535
                                             -----------         -----------
               Total current assets           4,103,979           4,881,195
                                             -----------         -----------
Oil and gas properties, at cost, net of
  reserve for impairment of $628,938 and
  $428,938,respectively (successful
  efforts method)                             9,527,442           4,468,731
Equipment and fixtures                          238,139             214,800
                                             -----------         -----------
                                              9,765,581           4,683,531

Less accumulated depreciation,
depletion and amortization                    1,602,986           1,204,824
                                             -----------         -----------
                                              8,162,595           3,478,707
                                             -----------         -----------
Other assets:

  Receivable from related parties, net                0               3,535
                                             -----------         -----------
                                                      0               3,535
                                             -----------         -----------
               TOTAL ASSETS                 $12,266,574           8,363,437
                                            ============         ===========

                 (See Notes to Consolidated Financial Statements)

                       ROYALE ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                             September 30,      December 31,
                                             1997               1996
                                             (Unaudited)        (Audited)
                                             -------------      -----------
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses        $2,118,467         $1,947,705
  Deferred revenue from turnkey drilling        1,191,627          1,504,041
                                               -----------        -----------
     Total current liabilities                  3,310,094          3,451,746
                                               -----------        -----------

Long-Term Debt, net of current portion          3,400,000            300,000

Redeemable preferred stock:
  Series A convertible preferred stock,
  no par value, authorized 259,250 shares,
  issued and outstanding 21,875 and 24,375,
  respectively                                     69,100             79,100
                                               -----------        -----------

Stockholders' Equity:
 Common stock, no par value, authorized
  10,000,000 shares, issued and outstanding
  3,867,800 and 3,834,049 shares, respectively  8,656,273          8,386,273
 Series AA preferred stock, no par value,
  authorized 147,500 shares, issued and
  outstanding 50,000 and 115,000,
  respectively                                    200,000            460,000
 Accumulated deficit                           (3,253,393)        (4,292,682)
                                              ------------        ------------
  Total paid in capital
  and accumulated deficit                       5,602,880          4,553,591
  Less Cost of treasury stock, 23,100
  and 4,200 shares,respectively                  (115,500)           (21,000)
                                              ------------        ------------
     Total Stockholders' equity                 5,487,380          4,532,591
                                              ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $12,266,574         $8,363,437
                                              ============        ============
                 (See Notes to Consolidated Financial Statements)

                       ROYALE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Nine Months Ended
                                                        September 30,
                                              ------------         ------------
                                              1997                 1996
                                              (Unaudited)          (Unaudited)
                                              ------------         ------------
Revenues:
  Oil and gas sales                           $1,763,439             $730,715
  Gas distribution                                46,925            2,209,187
  Turnkey drilling                             4,264,423            3,785,422
  Supervisory fees and other                     303,433              264,049
                                              -----------          -----------
     Total revenues                            6,378,220            6,989,373
                                              -----------          -----------
Costs and expenses:
  General and administrative                   1,061,442              943,958
  Turnkey drilling and development             2,276,000            1,410,339
  Cost of Gas Distribution                        23,741            2,155,734
  Lease operating                                395,647              231,720
  Loss on lease impairment                       200,000              257,813
  Legal and accounting                           465,633              158,167
  Marketing                                      344,044              375,418
  Depreciation, depletion and amortization       398,161              453,050
                                              -----------         ------------
     Total costs and expenses                  5,164,668            5,986,199
                                              -----------         ------------
     Net operating income                      1,213,552            1,003,174

Other expense:
  Loss on sale of assets                               0              126,054
  Interest expense                                86,903               15,090
                                              -----------         ------------
Net income before income tax                  $1,126,649             $862,030
Income tax expense                                87,352                1,600
                                              -----------         ------------
Net income                                    $1,039,297             $860,430
                                              ===========         ============

Net income per common and common
  equivalent share                                 $0.25                $0.23
                                              ===========         ============

Net income per share - fully diluted               $0.25                $0.23
                                              ===========         ============

                 (See Notes to Consolidated Financial Statements)

                       ROYALE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                         September 30,
                                             --------------         ------------
                                             1997                   1996
                                             (Unaudited)            (Unaudited)
                                             --------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $1,039,297                $860,430
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation, depletion and amortization     398,161                 453,050
   Loss on sale of assets                                               126,054
   Loss on impairment of assets                 200,000                 257,813
  (Increase) decrease in:
   Accounts receivable                          (64,122)               (435,553)
   Receivable from related parties               (7,876)                   (242)
   Prepaid expenses and other current assets     85,799                 (93,079)
   Other assets                                       0                   1,132
  Increase (decrease) in:
   Accounts payable and accrued expenses        170,762                (427,376)
   Deferred revenues - DWI                     (312,414)                 92,949
                                             -----------             -----------

  Net Cash Provided by Operating Activities   1,509,607                 835,178
                                             -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for oil and gas properties    (5,258,718)               (688,876)
  Proceeds form sale of oil and gas properties                           37,787
  Other capital expenditures                    (23,339)                (40,221)
                                             -----------             -----------

  Net Cash Used by Investing Activities      (5,282,057)               (691,310)
                                             -----------             -----------

                 (See Notes to Consolidated Financial Statements)

                       ROYALE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                         September 30,
                                             --------------         ------------
                                             1997                   1996
                                             (Unaudited)            (Unaudited)
                                             --------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (expenditures) from issuance
   (redemption) of:
   Common stock and warrants                            $0                  $0
  Decrease in receivable from related
   parties, net                                      3,535              34,398
  (Increase) decrease in notes receivable           19,702            (101,344)
  Increase in long-term debt                     3,400,000                   0
  Principal payments on notes payable             (300,000)           (547,285)
  Treasury stock purchased                         (94,500)                  0
                                             --------------         -----------

  Net Cash Provided (Used) by Financing
  Activities                                     3,028,737            (614,231)
                                             --------------         -----------

Net (Decrease) in Cash and Cash
 Equivalents                                      (743,713)           (470,363)

Cash at Beginning of Year                        2,595,444           1,616,860
                                             --------------         -----------

Cash at End of Period                           $1,851,731          $1,146,497
                                             ==============         ===========


SUPPLEMENTAL INFORMATION:

  Cash paid for interest                           $62,648             $21,944
                                             ==============         ===========
  Cash paid for taxes                              $87,352              $1,600
                                             ==============         ===========


NONCASH TRANSACTIONS:

  Series AA Preferred Stock exchanged
   for common stock                               $260,000             $30,000
                                             ==============         ===========
  Series A Preferred Stock exchanged
   for common stock                                $10,000             $50,000
                                             ==============         ===========

                 (See Notes to Consolidated Financial Statements)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The results of operations for the nine month period are not, in management's opinion,indicative of the results to be expected for a full year of operations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

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

The weighted average number of common and common equivalent shares used to compute earnings per share is:
                                             For the period ended September 30,
                                               1997                 1996
For earnings per common and common
equivalent shares                              4,101,327            3,823,049

For earnings per share assuming
full dilution                                  4,079,890            3,823,049

Item 2.   Management's Discussion And Analysis of Financial
          Condition And Results of Operations

RESULTS OF OPERATIONS

For the nine months ended September 30, 1997, the Company achieved a net operating profit of $1,213,552, a $210,378 or 21% increase over the net operating profit earned during the same period in 1996 of $1,003,174. The Company's management attribute this improvement primarily to increased revenues from oil and gas sales. For the nine months ended September 30, 1997, the Company reported a net profit of $1,039,297, compared to the net profit of $860,430 for the same period in 1996, a $178,867 or 20.8% increase. Total revenues for the period were $6,378,220, which was a decrease of $611,153 or 8.7%, when compared to the period in 1996. The decrease in total revenues can be primarily attributable to the Company's discontinuation of its natural gas brokerage operations through the Royale Natural Gas Marketing Division. While this division contributed largely to total revenue, its contribution to net income was negligable.

During the first nine months of 1996, the Company's Royale Natural Gas Marketing division recorded sales in the amount of $2,209,187 for which it incurred costs of sales of $2,155,734. Although the gas marketing division had been discontinued prior to the first quarter of 1997, the Company recorded gas distribution revenue from a brokered natural gas sale during the first quarter of 1997 of $46,925, which was offset by cost of sales of $23,741.
The net profit of $23,184 from the isolated 1997 sale was a 56.6% decrease from the 1996 profit of $53,453. The 1997 sale represents only an isolated trade rather than a continuing marketing effort and may not be epeated. The Company intends to take advantage of any such trading opportunities, should they arise in the future.

Turnkey drilling revenues for the nine months ended September 30, 1997 were $4,264,423 which were offset by drilling and development costs of $2,276,000. For the same period in 1996, turnkey drilling revenues were $3,785,422, while drilling and development costs were $1,410,339. This represents an increase in revenues of $479,001 or 12.7% and an increase in costs of $865,661 or 61.4%. The increase in drilling revenues and costs was mainly due to the drilling of ten wells during the first nine months of 1997 versus the drilling of eight wells during the same period in 1996. During the year to date in 1997, the Company also experienced an increase in drilling and development costs because two of its wells, begun in 1996, were completed at more than their original estimated costs.

Oil and gas revenues for the nine months ended September 30, 1997 were $1,763,439 compared to $730,715 for the same period in 1996, which represents a $1,032,724 or 141% increase. This increase in revenues was mainly due to an increase in the overall production of the Company and to the increase in the price the Company received for its natural gas production, from wells drilled and completed during 1996 and 1997 and from wells acquired by the Company during 1997.

The Company's oil and gas production costs, which are chiefly comprised of lease operating expenses,increased by $163,927, or 70.7%, to $395,647 for the nine months ended September 30, 1997, from $231,720 for the same period in 1996. This increase in costs can be attributed to the increase in the number of wells the company owned and operated in the first nine months of 1997 when compared to the first nine months of 1996.

The aggregate of supervisory fees and other income was $303,433 for the nine months ended September 30, 1997, an increase of $39,384 (14.9%) from $264,049 during the same period in 1996. This increase was primarily due to the increase in the number of wells the Company operated in 1997 when compared to 1996.

Depreciation, depletion and amortization expense decreased to $398,161 from $453,050, a decrease of $54,889 (12.1%) for the nine months ended September 30, 1997, as compared to 1996. Because the depletion rate is calculated using production as a percentage of reserves, the decrease in depletion was mainly due to the increased reserves owned by the Company.

Management periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. During the period 1997, $200,000 was recorded as an impairment loss based on this assessment.
In the same period in 1996, $257,813 was recorded as an impairment as a result of a similar assessment. Also during the second quarter of 1996 the Company sold its oil and gas producing lease interests in Hood County, Texas, resulting in a loss of $144,836. There were no such sales during the period in 1997.

General and administrative expenses increased by $117,484, or 12.5%, from $943,958 for the nine months ended September 30, 1996 to $1,061,442 for the same period in 1997. This increase was primarily due to increased staffing due to the continued growth of the Company. Legal and accounting expense increased to $465,633 for the period, compared to $158,167 for the first nine months in 1996, a $307,466 (194%) increase. This increase can be attributed to an increase in litigation costs during the first nine months of 1997. Marketing expense for the nine months ended September 30, 1997, decreased $31,374 or 8.4%, to $344,044, compared to $375,418 for the same period in 1996.
Marketing expense for the Company varies from period to period according to the number of marketing events attended by Company personnel and associated costs.

For the period ended September 30, 1997, the Company incurred interest expense of $86,903 on $3,400,000 long term debt incurred in connection with the overall increase in the Company's oil and gas properties, largely from the purchase of producing propertie in the Sacramento Basin during the second quarter 1997. For the first nine months of 1996, the Company incurred interest expense of $15,090 on the note payable issued in connection with the purchase of producing properties from Arkoma Production of California, of which the principal was retired during the third quarter of 1996.

CAPITAL RESOURCES AND LIQUIDITY:

At September 30, 1997, the Company had current assets totaling $4,103,979 and current liabilities totaling $3,310,094, a $793,885 working capital surplus. Management believes that the Company has sufficient liquidity for the short term.

OPERATING ACTIVITIES. For the nine months ended September 30, 1997, cash provided by operating activities totaled $1,509,607 compared to $835,178 provided by operating activities for the same period in 1996. This increase in cash can be mainly attributable to the increase in oil and gas sales and the decrease in accounts receivable for the period in 1997 when compared to the same period in 1996.

INVESTING ACTIVITIES.   Net cash used by investing activities, primarily in
capital acquisitions of oil and gas properties, amounted to $5,282,057 for the period, compared to $691,310 used by investing activities for the same period in 1996. The primary reason for the difference was due to the Company's increased natural gas drilling activities and the acquisition of the oil and gas properties in the Sacramento Basin of California.

FINANCING ACTIVITIES.   For the nine months ended September 30, 1997, net cash
provided by financing activities was $3,028,737, primarily due to the increase in long term debt due to the overall increase in the Company's oil and gas properties, compared to cash used by financing activities for the same period in 1996 of $614,231 primarily for principal reduction of the note payable to Arkoma Production of California.


PART II

Item 1.   Legal Proceedings

On July 3, 1997, a civil damages award was entered against Royale Energy, Inc. (the "Company"), for a total of $321,735.43 by the U.S. District Court for the Southern District of California, following a jury trial and verdict in Stanley
L. Worthington v. Royale Energy, Inc., et al., No. 96c644CGA. At a hearing in August 1997, the magistrate judge indicated that she would reduced the amount of the damages award against the Company, as well as concurrent damage awards against its Chairman and President. On October 31, 1997, the parties to the suit entered into an agreement to compromise and settle the dispute and end the litigation. The agreement requires the terms of the settlement to remain confidential.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1 Restated Articles of Incorporation of Royale Energy, Inc., incorporated by reference to Exhibit 3.1 of the Company's Form 10-SB Registration Statement.

3.2 Certificate of Amendment to the Articles of Incorporation of Royale Energy, Inc.(effecting reverse stock split and defining certain rights of equity security holders), incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated October 31, 1994.

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

10.2 Form of Indemnification Agreement, incorporated by reference to Exhibit
10.3 of the Company's Form 10-SB Registration Statement.

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K dated July 3, 1997, to report the civil damages award entered in Worthington v. Royale Energy, Inc. That case was settled by agreement of the parties on October 31, 1997. See, Part II, Item 1, Legal Proceedings.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ROYALE ENERGY FUNDS, INC.


Date:  November 14,  1997                   /s/ Donald H. Hosmer
                                            Donald H. Hosmer, President and
                                            Chief Executive Officer
                                        12