Form 10KSB
period 1997-12-31
ROYALE ENERGY INC
filed 1998-04-21
CIK 864839

[DESCRIPTION]  FORM 10-KSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997Commission File No. 0-22750

                       ROYALE ENERGY, INC.
          (Name of Small Business Issuer in its charter)

          California                         33-0224120
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)

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

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
     past 90 days.  Yes   X  ;  No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year:  $9,066,126

     At March 31, 1998, there were outstanding 2,719,968 shares of registrant's Common Stock held by non-affiliates, with an aggregate market value of approximately $11,559,864, based on the closing Nasdaq price on that date.

     At March 31, 1998, there were outstanding a total of 3,864,300 shares of registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes       ; No  X

Exhibit Index appears on page 24.

                        TABLE OF CONTENTS


PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
     Item 1.   Description of Business . . . . . . . . . . . . .1
     Item 2.   Description of Property . . . . . . . . . . . . .5
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . .9
     Item 4.   Submission of Matters to a Vote of Security Holders9

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
     Item 5.   Market Price of the Company's Common Stock and Related
               Stockholder Matters . . . . . . . . . . . . . . .9
     Item 6.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . 10
     Item 7.   Financial Statements and Supplementary Data . . 14
     Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . 14

Part III . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
     Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act14
     Item 10.  Executive Compensation. . . . . . . . . . . . . 17
     Item 11.  Security Ownership of Certain Beneficial Owners and
               Management. . . . . . . . . . . . . . . . . . . 19
     Item 12.  Certain Relationships and Related Transactions. 22
     Item 13.  Exhibits, Lists, and Reports on Form 8-K. . . . 24
     Signatures. . . . . . . . . . . . . . . . . . . . . . . . 25

Financial Statements. . .. . .. . .. . .. . .. . .. . .. . .  F-1

                       ROYALE ENERGY, INC.

PART I

Item 1.   Description of Business

     Royale Energy, Inc. (the "Company"), is an independent oil and natural gas producer. The Company's principal lines of business are the acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by the Company. The Company owns wells and leases in major geological basins located mainly in California. The Company offers fractional working interests and seeks to minimize the risks of oil and gas drilling by selling multiple well drilling ventures which do not include the use of debt financing. The Company was incorporated in California as Royale Energy Funds, Inc., in 1986 and commenced operations in 1988. In 1994 its name was changed to Royale Energy, Inc. Since February 25, 1997, Common Stock of the Company has been traded on the Nasdaq National Market System (symbol
     ROYL); prior to that date, it was traded on the Nasdaq Small Cap Market. On March 21, 1998, the Company had 13 full time employees.

     During the fiscal year ended December 31, 1997, the Company continued its exploration and development of natural gas properties in northern California. The Company drilled thirteen wells in 1997, of which it elected to complete nine as commercially productive wells. Four wells drilled in 1997 were plugged and abandoned as dry holes. The Company's estimated total natural gas reserves rose from approximately 12.9 Bcf at January 1, 1997 to 16.9 Bcf at January 1, 1998.

     For the years ended December 31, 1997 and 1996, the Company reported gross revenues in the amounts of $5,638,437 and $4,775,175, respectively, in connection with the drilling of wells on a turnkey contract basis, which represents 62.2% and 47.8% of the Company's total revenues for those years. These amounts are offset by drilling expenses and development costs of $3,163,945 and $1,530,597, respectively. The Company hires, in addition to its own engineering staff, independent contractors to drill, test, complete and equip the wells that it drills.

     For the years ended December 31, 1997, and 1996, the Company had oil and natural gas sales from production of its wells in the amounts of $2,992,679 and $1,267,919, respectively, which represents 33.0% and 12.7%, of the Company's total revenues for those years.


Plan of Business

     The Company is engaged in the acquisition of interests in oil and natural gas reserves by sponsoring private joint ventures. Management believes that the Company's shareholders are better served by diversification and limitation of total exposure in individual drilling projects. Through its participation in joint ventures, the Company can acquire interests and develop oil and natural gas properties with limited expense and risk and still receive an interest in the revenues and reserves produced from these properties.

     After acquiring the leases or lease participation, the Company drills or participates in the drilling of development and exploratory oil and natural gas wells on its property. To the extent that the Company retains all or any portion of the working interest, the Company pays its proportionate share of the actual cost of drilling, testing, and completing the project.

     The Company may also elect to finance part of the drilling cost by selling fractional interests in undeveloped wells. When the Company sells fractional interests to raise capital to drill oil and natural gas wells, the Company generally agrees to drill these wells on a "turnkey contract" basis, so that the holders of the fractional interests prepay a fixed amount for the drilling and completion of a specified number of wells. Under a turnkey contract, the Company recognized gross revenue for the amount paid by the purchaser and agrees to pay the expense of drilling and development of the well for the participants. The actual drilling and development costs may or may not be greaterthan the gross revenue which is recognized by the Company for its fractional interest sales.

     When the Company receives funds from an investment in a turnkey drilling investment sold by it, a percentage of the invested funds are used by the Company to prepay lease costs, intangible drilling costs, and other costs as required to allow the drilling project to proceed without delay. These funds are non-refundable once the investment has been made. The non-refundable portion of the total turnkey drilling investment is based on a percentage calculated by estimating the pre-
drilling costs as a percentage of total drilling costs for a particular investment. The Company recognizes the non-refundable portion of the total investment as revenue and the related pre-drilling costs are expensed. The Company records the remaining funds from the sale of working interests as income at the commencement of drilling, and carries its obligation to expend the remaining unexpended funds for drilling wells on behalf of the investors as a current liability. See, Note 1 to the Company's Financial Statements. The Company maintains internal records of the expenditure of each investor's funds for drilling projects.

     Wells completed by the Company are generally operated by the Company. As operator, the Company receives fees set by industry standards from the owners of fractional interests in the wells and expense reimbursements. For the years ended December 31, 1997, and 1996, the Company (and its former subsidiary) earned gross revenues in the amounts of $388,085 and $329,397, from operation of the wells, which represent 4.3% and 3.3% of the Company's total revenues on a consolidated basis for those years, respectively. As of January 1, 1998, the Company is the operator of 51 natural gas wells on properties leased by the Company in the Sacramento Basin in California.

* * *

     The Company's business is not dependent on a single customer or a few customers and management does not believe it will be in the foreseeable future. Oil and natural gas purchasers are readily available in today's markets, and the Company does not believe that the loss of any customer would have a material affect on the Company's business or ability to find ready purchasers for its oil and gas production at current market prices.

     Prior to December 1996, the Company purchased natural gas on a spot basis from wells operated by the Company and from unaffiliated producers and resold the gas to consumers in the open market. The purchasers were mainly utilities and manufacturers located in California. This was essentially a brokerage operation which generates a large volume of sales revenue at small profit margins. In December 1996, the Company's gas marketing operations were discontinued.

     The oil business is not generally seasonal in nature. Natural gas demand and the prices paid for gas have become seasonal, showing decreases in the summer and fall.

Affiliated Entities

     On December 31, 1997, Royale Petroleum Corporation ("RPC") owned 27.14% of the Company's Common Stock (excluding rights to purchase shares pursuant to warrants). RPC is a holding company which is owned equally by Donald H. Hosmer and Stephen M. Hosmer, who are brothers. Donald H. Hosmer is president and director of the Company, and Stephen Hosmer is chief financial officer and director of the Company. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer, chairman of the Company's board of directors. See, Security Ownership of Certain Beneficial Owners and Management. RPC is a predecessor and affiliate of the Company. RPC is a Delaware corporation formed in 1985.

     During 1996, the Company liquidated two former affiliates, Royale Energy Corporation, a Delaware corporation, and Royale Energy Company, a California corporation. In 1996, the Company also dissolved two limited partnerships for which Royale Energy Company had formerly acted as a general partner. The Company had no subsidiaries at December 31, 1997.


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

Regulation

     Production, transportation, and sale of oil and natural gas from the Company's operations are affected to some degree by federal and state laws and regulations. Many states in which the Company operates have statutory provisions regulating the production and sale of oil and natural gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and natural gas and to protect correlative rights to produce oil and natural gas produced by assigning allowable rates of production to each well or proration unit.

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

Item 2.   Description of Property

     Since 1993, the Company has concentrated on development of properties in the Sacramento Basin of Northern California. In 1997, the Company drilled nine commercially productive gas wells and four dry holes in Northern California. In 1996, the Company drilled five commercially productive gas wells and four dry holes in Northern California. The Company also owns interests in 35 existing wells in Northern California as a result of purchases of producing properties during 1994 and 1997. The Company also owns proved, undeveloped reserves in the Fort Worth Basin in Texas, as well as other interests in properties in Texas and Oklahoma in connection with joint ventures in which the Company is a participant but is not the operator.

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

     The Company has available a $5,000,000 revolving credit line from a major commercial bank for working capital purposes, acquisitions, and development of oil and gas properties. At December 31, 1997, $3,900,000 in loans were outstanding under this credit line. All of the Company's oil and gas properties and an assignment of production are pledged to secure this credit line.

     The following is a discussion of the Company's significant oil and natural gas properties. Reserves at January 1, 1998, for each property discussed below, have been determined by Mark E. Andersen, Professional Engineer, in accordance with his report dated March 28, 1998 (the most recent report available).


Northern California

     The Company owns lease interests in 36,906.44 gross (26,175.30 net) acres in the Sacramento and San Joaquin Basins in Northern California. At December 31, 1997, the Company operated 51 wells in Northern California, and its estimated total gas reserves in Northern California were approximately 16.3 Bcf, according to the Company's independently prepared reserve report.

     During 1997, the Company acquired interests in sixteen gas wells and one sale water disposal well in the Sacramento Basin from Vernon E. Faulconer, Inc., for a purchase price of approximately $3.3 million.
     The Company expects to drill additional wells on the Faulconer leases, which cover approximately 10,000 acres. All of the Company's drilling and development operations in 1997 were conducted in Northern California, and it expects to continue drilling in this region during 1998.


Hood County, Texas

     The Company owns lease interests in 1,494.7 gross (1,494.7 net) acres in the Fort Worth Basin in Hood County, Texas, which contained estimated proved, undeveloped reserves at January 1, 1998, of 605,616 Mcf of natural gas, according to the Company's independently prepared reserve report. The lease interests and undeveloped reserves in Hood County were retained by the Company after it sold lease interests in nine producing wells during the second quarter of 1996.


Developed and Undeveloped Leasehold Acreage

     As of December 31, 1997, the Company owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

                    Developed           Undeveloped
               Gross           Net           Gross           Net
               Acres          Acres               Acres          Acres
California           9,946.53 6,785.59       26,959.91 19,389.71
Texas                1,386.30 1,188.81        1,494.65  1,494.65
All other States     2,421.00   216.00             -         -

Total               13,753.83 8,190.40       28,454.56 20,884.36

Drilling Activities

     The following table sets forth the Company's drilling activities during the years ended December 31, 1995, 1996, and 1997. All wells are located in the Continental U.S., in California, Texas, Oklahoma, and North Dakota.

                    Gross Wells(b)           Net Wells
                    ----------------------------  --------------------
Year Type of Well(a)     Total  Producing(c)  Dry (d)  Producing(c)  Dry(d)
1995 Exploratory         1     -           1          -            0.1000
     Developmental  7     6           1       1.2360     0.1762

                    Gross Wells(b)           Net Wells
                    ----------------------------  --------------------
Year Type of Well(a)     Total  Producing(c)  Dry (d)  Producing(c)  Dry(d)

1996 Exploratory         1     -           1      -           0.3263
     Developmental  1     5           3      1.2573      1.0383

1997 Exploratory         3     1           2      .4430            .6150
     Developmental  10    8           2      3.1507      .7650

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

          As of December 31, 1997, the Company had 3 gross (0.058 net) oil wells and 46 gross (20.87 net) currently producing natural gas wells.


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

               12 Months      12 Months      12 Months
                 Ended          Ended          Ended
               12/31/97       12/31/96       12/31/95
NET VOLUME
Oil (Bbl)            679                22             543
Gas (Mcf)      1,365,562       672,383        576,894
Mcfe             1,376,334          672,603        582,324
AVERAGE SALES PRICE
Oil (Bbl)         $14.42         $16.07         $15.63
Gas (Mcf)          $2.26         $1.79          $1.41
Net Production
Costs & Taxes  $460,768       $260,789       $373,859
Lifting Costs     $0.34          $0.37          $0.64

Net Proved Oil and Natural Gas Reserves

     As of January 1, 1998, the Company had proved developed reserves of 8,606,456 Mcf of natural gas and 4,698 barrels of oil, and total proved reserves of 16,882,699 Mcf of natural gas and 4,698 barrels of oil on all properties leased by the Company. Proved developed reserves are those reserves which are expected to be recovered from already producing completion intervals and are currently producing to a market. Total proved reserves include proved developed reserves and those reserves that are estimated to be recoverable from new wells on undrilled acreage or from existing wells where a major capital expenditure is required for additional completion.

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

     Additional data relating to the Company's oil and natural gas properties is disclosed in Supplemental Information About Oil and Gas Producing Activities (Unaudited), attached to the Company's Financial Statements which are part of this document. The oil and natural gas reserve information disclosed in the supplement to the financial statements are based upon the reserve reports for the years ended December 31, 1997 and 1996, prepared by the Company's independent reserve engineering consultants.


Item 3.   Legal Proceedings

     In May 1997 a suit was filed in San Diego, California, Superior Court against the Company, its chairman, its president, and other defendants (Lucille F. Beigel, et al., v. Royale Energy, Inc., et al., No. 710630). This is a case alleging fraud, breach of contract, and related claims brought by several direct working interest owners and one Company shareholder who invested primarily in the Texas wells from 1989 to 1994. Discovery has commenced. The Company has denied any wrongdoing, believes it has meritorious defenses including the statute of limitations, and intends to vigorously contest the allegations of the complaint.


Item 4.   Submission of Matters to a Vote of Security Holders

     During the fourth quarter of fiscal 1997, no matters were submitted to a vote of the security holders of the Company.

PART II

Item 5.   Market Price of the Company's Common Stock and Related Stockholder
          Matters

     As of December 31, 1997, a total of 3,864,300 shares of the Company's Common Stock were issued and outstanding which were held by approximately 1,100 shareholders and of which 2,468,913 Shares were eligible for public trading, according to the records of the Company's transfer agent.

     On February 25, 1997, the Company's Common Stock began trading on the Nasdaq National Market System. From October 1994 until February 24, 1997, the Company's Common Stock was traded on the Nasdaq Small Cap Market. On March 31, 1998, approximately ten NASD member firms were making a market in the Company's Common Stock. The following table reflects high and low bid price per share quotations in the Nasdaq Small Cap Market from January 1996 through December 1997. The quotations reflect high and low closing sale prices.

     1st Quarter         2nd Quarter         3rd Quarter         4th Quarter
     High Low       High Low       High Low       High Low
     ----------          ----------          ----------          ----------
1996 2    1         3    2         3    2         5    4 1/4
1997 3    41/16          5    4         5    37/16          5 1/4   3

Dividends

     The Company has not declared or paid any cash dividends to its common shareholders and does not presently intend to do so. The future determination as to the payment of dividends will depend on the Company's financial condition and other factors deemed relevant by the Company's board of directors.


Issuance of Common Stock upon Conversion of Preferred Stock

     During the fourth quarter of 1997, 2,500 shares of the Company's Common Stock were issued to a holder of the Company's previously issued Series A Convertible Preferred Stock, pursuant to the individual exercise by one shareholder of the right to convert shares of Preferred Stock to Common Stock. The sole consideration received by the Company was the Preferred Stock surrendered in the conversion. Each outstanding share of Series A Preferred Stock is convertible to Common Stock at a ratio of one share of Common Stock to be issued for each two shares of Preferred. The Preferred Stock had originally been issued prior to 1994 in a private placement pursuant to Section 4(2) of the Securities Act of 1933, and to the extent, if any, that the individual shareholder's conversion of Preferred shares to Common might be considered a sale of securities, the 1997 issuance of Common upon conversion of Preferred shares was also made pursuant to Section 4(2) of the Securities Act of 1933.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto and other financial information relating to the Company included elsewhere in this document.

     The most significant factors affecting the Company's results of operations are (i) changes in the sales price of natural gas, (ii) recording of turnkey drilling revenues and the associated drilling expense, (iii) the containment of costs and expenses on a company wide basis, and (iv) the increase in natural gas reserves owned by the Company.

     The Company's estimated total proved, developed natural gas reserves rose from 6,995,275 Mcfe at January 1, 1997 to 8,658,502 at January 1, 1998, a 23.8% increase, while the Company's estimated total natural gas reserves increased from 12,925,792 Mcfe at January 1, 1997, to 17,031,701 Mcfe at January 1, 1998, a 31.8%
     increase. The Company's management attributes this increase to the successful drilling of nine commercially productive wells during 1997.

     The Company valued its oil and gas properties at $9,380,742 at December 31, 1997, an increase of $5,998,498 (177%) from $3,382,244 at December
     31, 1996. In June 1997, the Company purchased lease interests covering approximately 10,000 acres in the Sacramento Basin, Northern California, including interests in sixteen gas wells and one salt water disposal well, for approximately $3.3 million, of which price $3 million was financed from its banking line of credit. The remaining increase in oil and gas properties is attributable to successful drilling and development operations in Northern California and to capitalization of the repurchase of interests in wells previously drilled by the Company as part of settlement of a lawsuit in October 1997. See, Notes 1 and 14 to the Company's Financial Statements.

     During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which was adopted by the Company for the year ended December 31, 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. See,
     Note 1 to the Company's Financial Statements.

     The Company has reviewed its management information systems to determine whether, in the Year 2000, it can expect any difficulties with its computer systems which may be encountered by software systems which do not adequately identify dates which end in years with "00" as the last two digits. Based on its review, the Company has not identified or encountered any such problems. The Company uses mainly "off the shelf" software programs and is receiving updated programs as available from its software suppliers to the extent that any of these programs may require Year 2000 updates.

     Results of Operations for the Twelve Months Ended December 31, 1997, as Compared to the Twelve Months Ended December 31, 1996

     For the year ended December 31, 1997, the Company reported a net profit of $1,510,383, a 111,576 (8.0%) increase from the net profit of $1,398,807 in 1996. Total revenues and expenses for the year ended December 31, 1997 both decreased from 1996. Revenues for 1997 were $9,066,125, compared to $9,997,594 in 1996, and 1997 expenses were
     $7,304,467, compared to $8,224,450 in 1996. The decrease in total revenues and expenses can be primarily attributed to discontinuance at the end of 1996 of the Company's natural gas marketing program, which had contributed significant revenues but marginal profits. On the other hand, the Company's revenues from its core businesses of oil and gas sales and turnkey drilling both increased in 1997, and with the result that the Company's income from operations and after tax income both increased substantially over 1996, and profits from oil and gas production rose $1,453,654, or 157%, from $927,588 in 1996 to $2381,242 in 1997.

     Oil and gas revenues for the year ended December 31, 1997 were $2,992,679 compared to $1,267,919 for the same period in 1996, which represents a $1,724,760 or 136.0% increase. This increase in revenues was mainly due to the increase in gas production. The net sales volume for the year ended December 31, 1997, was 1,365,562 Mcf with an average price of $2.26 per Mcf, versus 672,383 Mcf with an average price of $1.79 per Mcf for the same period in 1996. The Company's net sales volume for oil production was 679 barrels with an average price of $14.42 per Bbl for the period ended December 31, 1997, compared to 22 barrels at an average price of $16.07 per Bbl for the same period in 1996.

     The Company's oil and gas production costs, which are comprised of lease operating expenses, increased 79.7% to 611,437 for the year ended December 31, 1997, a $271,106 increase from $340,331 for the same period in 1996. This increase in costs can be attributed to the Company's expanded production operations from additional wells during 1997. For fiscal 1997, the Company's gross margins on oil and gas production were 119%, compared to 73.24% in 1996. The increase in gross margin was due to the increase in the average price the Company received for its natural gas during 1997.

     For the year ended December 31, 1996, turnkey drilling revenues increased $863,262, from $4,775,175 to $5,638,437, or 18.1% for the year. The Company experienced a $1,633,348 or 106.7% increase in drilling and development costs from $1,530,597 in 1996 to $3,163,945. This increase in turnkey revenues and expenses was due to the Company's drilling of 13 wells, 9 of which were commercially productive, that were sold to outside parties in 1997, versus nine productive wells and four dry holes in 1996. The Company's gross margins, or profits, on drilling depend on the Company's ability to accurately estimate the costs associated with the development of projects in which it sells working interests to investors. Costs associated with contract drilling depend on location, well depth, weather, and availability of drilling contractors and equipment. The Company's gross margins on drilling were 43.9% and 67.9% for the years ended December 31, 1997 and 1996, respectively.

     The aggregate of supervisory fees and other income was $388,085 for the year ended December 31, 1997, an increase of $58,688 (17,8%) from $329,397 during the same period in 1996. Supervisory fees are charged in accordance with the Council for Petroleum Accountants Society's (COPAS) policy for reimbursement of costs associated with the joint accounting for billing, revenue disbursement, and payment of taxes and royalties. These charges are reevaluated each year and adjusted up or down as deemed appropriate by a published report to the industry by Ernst & Young, public accountants. Supervisory fees increased by $95,499 or 51.3%, from $186,065 in 1996 to $281,564 in 1997. This change can be attributed to the increased number of wells that the Company operates.

     Depreciation, depletion and amortization expense increased to $665,694 from $479,842, an increase of $185,852 (38.7%) for the year ended December 31, 1997, as compared to 1996. This increase in expense can be attributed to the drilling of 13 new wells during 1997.

     The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, pursuant to SFAS No. 121. In addition, management also periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. As a result of these reevaluations, a total of $215,000 was recorded as an impairment loss for 1996 and $300,000 was recorded as an impairment loss for 1997.

     During 1996, the Company realized losses from sale of Texas leasehold interests and discontinuance of unprofitable operations totaling $357,811. The Company had no such losses on asset dispositions during 1997. The Company believes that the disposition of Texas operations and focus on relatively more profitable California operations have increased the Company's operating efficiency.

     General and administrative expenses increased by $171,232, or 13.5%, from $1,265,814 for the year ended December 31, 1996, to $1,437,046 for the same period in 1997. Legal and accounting expense increased to $658,864 for the same period, compared to $268,683 for the year in 1996, a $390,181 (145.2%) increase. This increase can be attributed to trial litigation costs during the summer of 1997. Marketing expense for the year ended December 31, 1997 decreased $50,452 or 10.2%, to $443,740, compared to $494,192 for the same period in 1996. Marketing expense for the Company varies from period to period according to the number of marketing conferences attended by Company personnel and associated travel costs.

     The Company discontinued its gas marketing division at the end of 1996. These marketing operations had contributed a large share of revenues and expenses but a relatively insignificant net revenue. In 1997, the Company recorded one brokered natural gas sale during 1997 of $46,925, which was offset by cost of sales of $23,741. The Company regards the 1997 sale as only an isolated trade rather than a continuing marketing effort, but the Company intends to take advantage of any such trading opportunities, should they arise in the future.

     During the first half of 1997, the Company obtained a credit line from a major commercial bank, which it has used to purchase the California assets of Vernon E. Faulconer, Inc. Because of borrowings pursuant to this credit line, interest expense dramatically increased to $134,799 in 1997 from $14,296 in 1996.

Capital Resources and Liquidity:

     At December 31, 1997, the Company had current assets totaling $4,185,090 and current liabilities totaling $3,848,582. The Company's working capital surplus at December 31, 1997, was $336,508, compared to a working capital surplus at December 31, 1996. of $1,429,449. The decrease in working capital surplus in 1997 was due mainly to use of working capital to purchase revenue generating assets and to better manage interest expenses by reducing the Company's revolving line of credit. In addition, the Company drew upon its revolving line of credit for approximately $3,900,000 during 1997. Management believes that the Company has sufficient liquidity for the short term.

     Operating Activities. For the year ended December 31, 1996, cash provided by operating activities totaled $2,998,779 compared to $1,765,996 provided by operations for the same period in 1995. This increase in cash provided can be mainly attributed to the decrease in accounts receivable for the year in 1997 when compared to 1996.

     Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $6,929,049 for the period, compared to $682,5889 used by investing activities for the same period in 1996. The increase due to expenditures of $6,929,049 for oil and gas properties in 1997, compared to only $688,194 for property acquisition in 1996.

     Financing Activities. For the year ended December 31, 1997, net cash provided by financing activities was $3,434,179, compared to cash used by financing activities for the period in 1996 of $104,823. The reason for the increase in cash provided for financing in 1997 was the Company's use of its credit line in 1997 to acquire oil and gas properties.


Item 7.   Financial Statements and Supplementary Data

See, pages F-1, et seq., included herein.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

     Listed below is certain information about the current directors and executive officers of the Company. Directors are elected by shareholders at each annual shareholders' meeting and serve until their successors are elected and qualified. Officers serve at the discretion of the board of directors.

     The following persons currently serve as the directors and executive officers of the Company, its subsidiaries and affiliated companies.

                      First Became Director
Name             Age   or Executive Officer  Positions Held
----             ---  ---------------------- --------------
Harry E. Hosmer*      67      1987                Chairman of the Board.

Donald H. Hosmer      41      1987                President, Secretary and
                                                  Director.  Chairman of
                                                  the Board and President
                                                  of Royale Petroleum
                                                  Corporation ("RPC").

Stephen M. Hosmer      31          1991                Chief Financial Officer
                                                       and Director.  Secretary
                                                       and Director of RPC.
Oscar A.
Hildebrandt+      62          1995                Director.
Rodney Nahama     66          1994                Director.
Henry C. Thorne*+      67          1991                Director and Assistant
                                                       Secretary.
George M. Watters*+  78       1991                Director.

*    Member of the audit committee.

+    Member of the compensation committee.

     The following summarizes the business experience of each director and executive officer for the past five years.

     HARRY E. HOSMER is the Chairman of the Board of the Company. In April 1982, Mr. Hosmer founded a former affiliate, Royale Energy Company, to act as general partner of oil and gas limited partnerships which it
     sponsored.   In October 1985, Mr. Hosmer and his sons founded RPC, the
     largest shareholder of the Company. Mr. Hosmer served as President of the Company from its inception until June 1995. He was a member of the Communications and Capital Formations Committees of the Independent Petroleum Association of America.

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

     Mr. Watters received his Bachelor of Science degree from Massachusetts Institute of Technology in 1942.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that the Company's directors, certain officers, and greater than 10 percent shareholders are required to file reports of ownership and changes in ownership with the SEC and the NASD and to furnish the Company with copies of all such reports they file. During 1997, the Company did not receive a copy of any report pursuant to Section 16(a) of the Securities Exchange Act from Mr. Owen LeTissier, a resident of the British Channel Islands who is believed by the Company to hold more than 10 percent of its Common Stock. See, Security
     Ownership of Certain Beneficial Owners and Management - Common Stock.

     Except for possible reporting obligations, if any, by Mr. LeTissier, and based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no reports were required, the Company believes that no person failed to file required reports on a timely basis during or in respect of 1997.


Item 10.  Executive Compensation

     The following table summarizes the compensation of the chairman of the board and the president of the Company and its subsidiaries, Harry E. Hosmer and Donald H. Hosmer (the "Named Officers"), for the fiscal years ended December 31, 1997, 1996, and 1995.

                                                  Long Term
                       Annual Compensation        Compensation
                       -------------------        Awards
(a)        (b)           (c)       (d)            (e)
Name       Period Covered     Salary    Compensation   Underlying Options
-----           --------------     -------   -------------  ------------------
Donald H.  FYE 12/31/97  $103,974  $356
Hosmer, CEO     FYE 12/31/96  $100,000  $703           -
           FYE 12/31/95  $100,000  $785           30,000
Harry E.
Hosmer,    FYE 12/31/97  $110,000  $299
Chairman   FYE 12/31/96  $122,444  $882           -
           FYE 12/31/95  $110,000  $1,295         30,000

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

     In 1997, the Company did not maintain a retirement plan or "Section 401(k)" compensation plan on behalf of its employees.

Stock Options Granted in 1997

     No stock options were granted to officers, directors, or employees during 1997.


Aggregated 1996 Option Exercises and Year-End Values

     Neither of the Named Officers exercised any stock options or stock appreciation rights in 1997, 1996, or 1995. The following table summarizes the number and value of all unexercised stock options held by the Named Officers at the end of 1997.

(a)            (b)                      (c)
               Number of Securities          Value of Unexercised In-the-
               Underlying Unexercised        Money Options/SARs at FY-
               Options/SARs at FY-End (#)    End ($) 1

Name           Exercisable/Unexercisable 2   Exercisable/Unexercisable
------------------------------------------------------------------------------
Harry E. Hosmer     45,000/0                 $182,700/0
Donald H. Hosmer    45,000/0                 $182,700/0

1 Based on a fair market value of $4.06 per share, which was the closing bid price of the Company's Common Stock in the Nasdaq National Market System on December 31, 1997.

Compensation of Directors

     The Company compensates non-employee directors for their service on the
     board of directors.   No directors received any stock options or stock
     appreciation rights in 1997. The following table sets forth information regarding the cash compensation paid to directors, other than Named Officers, in 1997.

(a)                 (b)
                    Annual Retainer
Name                Fees

Oscar Hildebrandt        $6,800
Rodney Nahama       $6,800
Henry C. Thorne          $6,800
George M. Watters        $6,800

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following tables set forth certain information regarding the ownership of the Company's voting securities as of December 31, 1997, by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of each class of equity securities,
     (ii) each director of the Company, and (iii) all directors and officers of the Company as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.

Common Stock

     On December 31, 1997, 3,864,300 shares of the Company's Common Stock were outstanding.

                                       Shares Owned (1)
                                       ----------------
          Shareholder (2)               Number            Percent
          ---------------                 ------               -------
Royale Petroleum Corporation            1,279,243 (3), (4)   31.24%
Donald H. Hosmer                        1,325,243 (3), (4)   32.42%
Harry E. Hosmer                            45,000 (4)      1.15%
Oscar A. Hildebrandt                       62,422 (5)      1.61%
Stephen M. Hosmer                       1,310,793 (3), (4)   32.04%
Owen LeTissier
St. Peter Port
Guernsey, Channel Islands                 400,000 (6)     10.35%
Rodney Nahama                         14,000          0.36%
Henry C. Thorne                            33,472          0.86%
George M. Watters                          77,500 (7)      1.99%
All directors and officers as a group
(7 persons)                             1,588,887 (3)     36.87%

(1) Includes shares which the listed shareholder has the right to acquire before March 1,1998, from options or warrants, as follows: Royale Petroleum Corporation 230,555, Donald H. Hosmer 45,000, Harry E. Hosmer 45,000, Stephen M. Hosmer 30,000, Oscar Hildebrandt 20,000, Rodney Nahama 14,000, Henry C. Thorne 30,000, George M. Watters 30,000, and all officers and directors as a group 214,000.

(2) Unless otherwise indicated, the mailing address of each listed shareholder is 7676 Hazard Center Drive, Suite 1500, San Diego, California 92108.

(3) Because Messrs. Donald and Stephen Hosmer are directors of Royale Petroleum Corporation ("RPC") and have power to vote the shares of Common Stock owned by RPC, pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, each of them may be deemed to be the beneficial owner of all the Common Stock owned by RPC. Accordingly, the 1,048,688 shares of the Company owned by RPC are included in the number of shares held by both Donald and Stephen Hosmer and in the number of shares owned by all officers and directors as a group.

(4) Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer, Chairman of the Board.

(5) Includes shares held by a family partnership of which Dr. Hildebrandt is a 50% partner and shares held by a trust of which Dr. Hildebrandt is trustee.

(6) The Company's transfer records reflect that Owen LeTissier holds 400,000 shares as the Trustee of two foreign charitable trusts.

(7) Includes Common Stock held by a trust of which Mr. Watters is the Trustee.


Preferred Stock

     Holders of each series of preferred shares have voting rights equal to the number of shares into which they are convertible. None of the Preferred shareholders have the right to vote as much as 5% of the shares entitled to vote when taking into account the total number of both Common and Preferred Shares. On December 31, 1997, there were 16,875 shares of Series A and 50,000 shares of Series AA Convertible Preferred Stock outstanding. The shares of each series of Convertible Preferred Stock is convertible into the Company's Common Stock at the option of the security holder, at the rate of two shares of Convertible Preferred Stock for each share of Common Stock.

                              Series A       Series AA
                              -------------  -------------
Shareholder (1)                    Number    %    Number    %
---------------                    ------    -    ------    -
Richard G. and Margaret E. Algire  3,125     18.6%
Marjorie Carson                                   6,250         12.50%
June L. Ginnings                                  3,125          6.25%
Virginia L. Hoffman           7,500         44.4%
Overland Bank                                6,250         12.50%

                              Series A       Series AA
                              -------------  -------------
Shareholder (1)                    Number    %    Number    %
---------------                    ------    -    ------    -
Audrey Sanabria & B.G. Dienelt, Jr.                    3,125          6.25%
George Singleton                                  6,250         12.50%
Charles Swaner                               6,250         12.50%
James S. Trowbridge           6,250         37.0%
William W. Well                                   6,250         12.50%
Jerome Winston                               6,250         12.50%
Nim E. Wire                                       6,250         12.50%
All officers and directors as a group
(7 persons).                      0          0.0% 0         0.0%

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

     Officer and director participants under this program do not pay some expenses paid by outside, retail investors in working interests, such as sales commission, if any, or marketing expenses. The outside, turnkey drilling agreement investors, on the other hand, are not obligated to pay additional costs if a drilling project experiences cost overruns or unanticipated expenses in the drilling and completion stage. Accordingly, the Company's Management believes that the terms on which officers and directors participate in wells under the Board of Directors' policy are being offered their interests on terms the same as could be obtained by unaffiliated oil and gas industry participants in arms-length transactions, albeit those terms are different than the turnkey agreement under which outside investors purchase fractional undivided working interests from the Company.

     Donald and Stephen Hosmer have each individually participated in 25 wells under the 1989 policy. Donald and Stephen Hosmer have also participated in 26 wells in the name of RPC, a corporation jointly owned by them, beginning in 1996. The Hosmer Trust, a trust for the benefit of family members of Harry E. Hosmer, has participated in 24 wells.

     Pursuant to the 1989 policy, in 1995, the Hosmer Trust, Donald Hosmer, and Stephen Hosmer were each charged $1,522 for costs related to one well in which they had each agreed, in 1994, to acquire a 0.5% interest. In 1995, Donald and Stephen Hosmer were each charged a total of $2,113 for purchasing a 0.5% interest in one well and a 0.25% interest in a second well. The cost of purchasing direct working interests of similar size in those two wells would have been $7,533.

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

     During 1996, Director Oscar Hildebrandt invested $ 12,954 in working interests in five wells under the under the 1989 policy. The cost of purchasing the same percentage interest in direct working interests would have been $29,155.

     Prior to June 1995, the Company had advanced to the participants under the 1989 policy, the funds with which to purchase their interests, with funds to be repaid from future production from the working interests, with advances to be repaid from well production. Each month, participants are credited with well income and charged with well expenses from producing wells, at the same time as other investors including working interest purchasers. Each officer and director who participates in one or more wells with the Company has a single account to which all charges and income from all wells is credited. The Company has advanced a total of $50,814 to the Hosmer Trust for participation in 24 wells, of which $4,767 and $3,328.29 remained outstanding at December 31, 1996 and 1997, respectively. See, Executive Compensation. The Company has advanced Donald and Stephen Hosmer each a total of $28,906 for their interests in 23 wells, of which a total of $5,481 and $4,418.77 remained unpaid by each of them at December 31, 1996 and 1997, respectively. In June 1995, the Company's policy regarding the advancement of funds was changed. Current policy requires that all such purchases of interests in wells must be paid in cash prior to the drilling of the well.

     During 1996, one independent director, Henry Thorne, was partially compensated for directors' fees and reimbursed for expenses incurred for board meetings by receiving an assignment of a 0.5% interest in one well drilled by the Company. The value of the well interest he received was $1,864, calculated on approximately the same basis as that under which directors could have participated in the well under the 1989 policy.


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

Form 8-K Report dated April 12, 1994, as amended.

10.3 Form of Indemnification Agreement, incorporated by reference to Exhibit
     10.3 of the Company's Form 10-SB Registration Statement.


(b)  Reports on Form 8-K

     The Company filed no Reports on Form 8-K during the last fiscal quarter of 1997.


                            Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ROYALE ENERGY, INC.

        4/20/98               /s/ Donald H. Hosmer
Date:------------------       ------------------------------------
                              Donald H. Hosmer, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

        4/20/98                /s/ Harry E. Hosmer
Date:-------------------      ------------------------------------
                              Harry E. Hosmer, Chairman of the Board

        4/20/98                /s/ Donald H. Hosmer
Date:-------------------      -------------------------------------
                              Donald H. Hosmer, Chief Executive Officer,
                              President, Secretary, and Director

        4/20/98                /s/ Stephen M. Hosmer
Date:-------------------      -------------------------------------
                              Stephen M. Hosmer, Chief Financial Officer
                              and Director


Date:-------------------      -------------------------------------
                              Oscar A. Hildebrandt, Director


Date:-------------------      --------------------------------------
                              Rodney Nahama, Director


Date:-------------------      --------------------------------------
                              Henry C. Thorne, Director

        4/20/98                /s/ George M. Watters
Date:-------------------      --------------------------------------
                              George M. Watters, Director

                               ROYALE ENERGY, INC.
                          INDEX TO FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                                                                             Page
                                                                             ----
Index to Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  F-1

Report of Brown, Armstrong, Randall and Reyes, Independent Auditors . . . .  F-2

Balance Sheets at December 31, 1997 and 1996. . . . . . . . . . . . . . . .  F-3

Statements of Income for the Years Ended
   December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . .  F-5

Statements of Stockholders' Equity for the
   Years Ended December 31, 1997 and 1996 . . . . . . . . . . . . . . . . .  F-6

Statements of Cash Flows for the Years
   Ended December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . .  F-8

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . . .  F-10

Supplemental Information About Oil and Gas Producing Activities (Unaudited)  F-23

Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

                         REPORT OF INDEPENDENT AUDITORS



Shareholders  and  Board  of  Directors
Royale  Energy,  Inc.


We have audited the accompanying balance sheets of Royale Energy, Inc. (a California corporation) as of December 31, 1997 and 1996, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Royale Energy, Inc., as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                              /S/ BROWN ARMSTRONG RANDALL & REYES
                              BROWN  ARMSTRONG  RANDALL  &  REYES
                              ACCOUNTANCY  CORPORATION





Bakersfield,  California
February  27,  1998


                               ROYALE ENERGY, INC.
                                 BALANCE SHEETS



                                     ASSETS


                                                       December 31,
                                               -------------------------
                                                   1997          1996
                                               -------------  ----------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . .  $   2,032,001  $2,595,444
  Accounts receivable . . . . . . . . . . . .      1,823,388   1,928,472
  Receivables from related parties. . . . . .         34,218      34,897
  Note receivable . . . . . . . . . . . . . .        159,024     131,847
  Other current assets. . . . . . . . . . . .        136,459     190,535
                                               -------------  ----------

    Total Current Assets. . . . . . . . . . .      4,185,090   4,881,195
                                               -------------  ----------

OIL AND GAS PROPERTIES (SUCCESSFUL
 EFFORTS BASIS),  EQUIPMENT AND FIXTURES, NET      9,509,414   3,478,707
                                               -------------  ----------

OTHER ASSETS
  Receivables from related parties, net . . .          9,652       3,535
                                               -------------  ----------


                                               $  13,704,156  $8,363,437
                                               =============  ==========


   The accompanying notes are an integral part of these financial statements.


                               ROYALE ENERGY, INC.
                                 BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 December 31,
                                                         ----------------------------
                                                              1997           1996
                                                         --------------  ------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses . . . . . . . .  $   2,112,756   $ 1,947,705
  Deferred revenue from turnkey drilling. . . . . . . .      1,735,826     1,504,041
                                                         --------------  ------------

    Total Current Liabilities . . . . . . . . . . . . .      3,848,582     3,451,746
                                                         --------------  ------------

LONG-TERM DEBT, NET OF CURRENT PORTION. . . . . . . . .      3,900,000       300,000
                                                         --------------  ------------

REDEEMABLE PREFERRED STOCK
  Series A, convertible preferred stock, no par value,
    259,250 shares authorized; 16,875 and
    24,375 shares, respectively, issued and outstanding         49,100        79,100
                                                         --------------  ------------

STOCKHOLDERS' EQUITY
  Common stock, no par value, 10,000,000 shares
    authorized; 3,864,300 and 3,834,049 shares,
    respectively, issued and outstanding. . . . . . . .      8,676,273     8,386,273
  Convertible preferred stock, Series AA, no par value,
    147,500 shares authorized; 50,000 and 115,000
    shares, respectively, issued and outstanding. . . .        200,000       460,000
  Accumulated deficit . . . . . . . . . . . . . . . . .     (2,782,299)   (4,292,682)
                                                         --------------  ------------

    Total paid in capital and accumulated deficit . . .      6,093,974     4,553,591

  Less cost of treasury stock 37,500 and 4,200 shares,
    respectively. . . . . . . . . . . . . . . . . . . .       (187,500)      (21,000)
                                                         --------------  ------------

    Total Stockholders' Equity. . . . . . . . . . . . .      5,906,474     4,532,591
                                                         --------------  ------------

                                                         $  13,704,156   $ 8,363,437
                                                         ==============  ============


   The accompanying notes are an integral part of these financial statements.


                               ROYALE ENERGY, INC.
                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                              Year Ended December 31,
                                             ------------------------

                                                1997         1996
                                             -----------  -----------
REVENUES
  Sale of oil and gas . . . . . . . . . . .  $2,992,679   $1,267,919
  Gas distribution. . . . . . . . . . . . .      46,925    3,625,103
  Turnkey drilling. . . . . . . . . . . . .   5,638,437    4,775,175
  Supervisory fees and other. . . . . . . .     388,085      329,397
                                             -----------  -----------

    Total Revenues. . . . . . . . . . . . .   9,066,126    9,997,594
                                             -----------  -----------

COSTS AND EXPENSES
  Cost of gas distribution sales. . . . . .      23,741    3,629,991
  General and administrative. . . . . . . .   1,437,046    1,265,814
  Turnkey drilling and development. . . . .   3,163,945    1,530,597
  Lease operating . . . . . . . . . . . . .     611,437      340,331
  Lease impairment. . . . . . . . . . . . .     300,000      215,000
  Legal and accounting. . . . . . . . . . .     658,864      268,683
  Marketing . . . . . . . . . . . . . . . .     443,740      494,192
  Depreciation, depletion and amortization.     665,694      479,842
                                             -----------  -----------

    Total Costs and Expenses. . . . . . . .   7,304,467    8,224,450
                                             -----------  -----------

INCOME FROM OPERATIONS. . . . . . . . . . .   1,761,659    1,773,144
                                             -----------  -----------

OTHER (EXPENSE)
  Interest. . . . . . . . . . . . . . . . .    (149,725)     (14,926)
  Loss on asset disposition . . . . . . . .           -     (357,811)
                                             -----------  -----------

    Total Other (Expense) . . . . . . . . .    (149,725)    (372,737)
                                             -----------  -----------

INCOME BEFORE INCOME TAX EXPENSE. . . . . .   1,611,934    1,400,407

INCOME TAX EXPENSE. . . . . . . . . . . . .     101,551        1,600
                                             -----------  -----------

NET INCOME. . . . . . . . . . . . . . . . .  $1,510,383   $1,398,807
                                             ===========  ===========

DILUTED EARNINGS PER SHARE. . . . . . . . .  $      .37   $      .34
                                             ===========  ===========

BASIC EARNINGS PER SHARE. . . . . . . . . .  $      .39   $      .36
                                             ===========  ===========


   The accompanying notes are an integral part of these financial statements.


                                               ROYALE ENERGY, INC.
                                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                           Preferred Stock
                                   Common Stock                Series AA                        Treasury Stock
                             ------------------------  -----------------------                ------------------
                               Number                    Number
                              of Shares                 of Shares
                             Issued and                Issued and               Accumulated    Number
                             Outstanding     Amount    Outstanding    Amount      Deficit     of Shares  Amount
                             ------------  ----------  ------------  ---------  ------------  ---------  -------

Balance, January 1, 1996. .    3,980,549   $8,289,398      135,000   $540,000   $(5,691,489)          -  $     -
Shares issued in connection
  with preferred stock
  Series A Conversion . . .        6,250       50,000            -          -             -           -        -
Shares issued in connection
  with preferred stock
  Series AA conversion. . .        3,750       30,000       (7,500)   (30,000)            -           -        -
Shares issued in connection
  with property acquisition
  canceled. . . . . . . . .     (166,500)           -            -          -             -           -        -
Shares donation . . . . . .       10,000       16,875            -          -             -           -        -
Shares purchased. . . . . .            -            -            -          -             -       4,200   21,000

Shares redeemed and
  canceled. . . . . . . . .            -            -      (12,500)   (50,000)            -           -        -
Net income. . . . . . . . .            -            -            -          -     1,398,807           -        -
                             ------------  ----------  ------------  ---------  ------------  ---------  -------
Balance,
  December 31, 1996 . . . .    3,834,049   $8,386,273      115,000   $460,000   $(4,292,682)      4,200  $21,000
                             ============  ==========  ============  =========  ============  =========  =======


                            (Continued on next page)


                                                ROYALE ENERGY, INC.
                                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                           Preferred Stock
                                   Common Stock                Series AA                         Treasury Stock
                             ------------------------  ------------------------                -------------------
                                Number                  Number
                              of Shares                of Shares
                              Issued and               Issued and                 Accumulated              Number
                             Outstanding     Amount    Outstanding     Amount      Deficit     of Shares   Amount
                             ------------  ----------  ------------  ----------  ------------  ---------  --------
Balance, January 1, 1997. .    3,834,049   $8,386,273      115,000   $ 460,000   $(4,292,682)      4,200  $ 21,000
Shares issued in connection
  with preferred stock
  Series A Conversion . . .        3,750       30,000            -           -             -           -         -
Shares issued in connection
  with preferred stock
  Series AA conversion. . .       32,501      260,000            -           -             -           -         -

Shares purchased. . . . . .            -            -            -           -             -      33,300   166,500

Shares redeemed and
  canceled. . . . . . . . .       (6,000)           -      (65,000)   (260,000)            -           -         -
Net income. . . . . . . . .            -            -            -           -     1,510,383           -         -
                             ------------  ----------  ------------  ----------  ------------  ---------  --------
Balance,
  December 31, 1997 . . . .    3,864,300   $8,676,273       50,000   $ 200,000   $(2,782,299)     37,500  $187,500
                             ============  ==========  ============  ==========  ============  =========  ========


   The accompanying notes are an integral part of these financial statements.


                                 ROYALE ENERGY, INC.
                              STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                          Year  Ended  December  31,
                                                          --------------------------
                                                              1997          1996
                                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . . . . .  $ 1,510,383   $ 1,398,807
  Adjustment to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion and amortization . . . . . .      665,694       479,842
    Loss on disposal of assets . . . . . . . . . . . . .            -       357,811
    Loss on lease impairment . . . . . . . . . . . . . .      300,000       215,000
    Stock option compensation for officers and directors            -             -
    (Increase) decrease in:
      Accounts receivable. . . . . . . . . . . . . . . .      105,084    (1,049,307)
      Receivable from related parties. . . . . . . . . .       (6,117)      (10,429)
      Prepaid expenses and other assets. . . . . . . . .       54,076       (89,805)
      Notes receivable . . . . . . . . . . . . . . . . .      (27,177)      (98,347)
      Other. . . . . . . . . . . . . . . . . . . . . . .            -         1,132
    Increase(Decrease) in:
      Accounts payable and accrued expenses. . . . . . .      165,051      (409,809)
      Deferred revenues - DWI. . . . . . . . . . . . . .      231,785       971,101
                                                          ------------  ------------

      Net Cash Provided by Operating Activities. . . . .    2,998,779     1,765,996
                                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for oil and gas properties. . . . . . . .   (6,929,049)     (688,194)
  Proceeds from sale of oil and gas properties . . . . .        7,307        51,374
  Other capital expenditures . . . . . . . . . . . . . .      (74,659)      (45,769)
                                                          ------------  ------------

      Net Cash Used by Investing Activities. . . . . . .   (6,996,401)     (682,589)
                                                          ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  (Increase) decrease in receivable from
    related parties, net . . . . . . . . . . . . . . . .          679        49,841
  Proceeds from line of credit . . . . . . . . . . . . .    3,900,000       300,000
  Principal payments on notes payable. . . . . . . . . .     (300,000)     (433,664)
  Treasury stock purchased . . . . . . . . . . . . . . .     (166,500)      (21,000)
                                                          ------------  ------------

      Net Cash Provided (Used) by Financing Activities .    3,434,179      (104,823)
                                                          ------------  ------------

NET INCREASE (DECREASE)  IN CASH AND
  CASH  EQUIVALENTS. . . . . . . . . . . . . . . . . . .     (563,443)      978,584

CASH AT BEGINNING OF YEAR. . . . . . . . . . . . . . . .    2,595,444     1,616,860
                                                          ------------  ------------

CASH AT END OF YEAR. . . . . . . . . . . . . . . . . . .  $ 2,032,001   $ 2,595,444
                                                          ============  ============


                            (Continued on next page)


                            ROYALE ENERGY FUNDS, INC.
                            STATEMENTS OF CASH FLOWS


                                            Year Ended December 31,
                                            -----------------------
                                                 1997     1996
                                               --------  -------
SUPPLEMENTAL INFORMATION:

  Cash paid for interest. . . . . . . . . . .  $149,725  $14,930

  Cash paid for taxes . . . . . . . . . . . .   101,551    1,600


NONCASH TRANSACTIONS:

  Series A preferred stock exchanged
    for common stock. . . . . . . . . . . . .    30,000   50,000

  Series AA stock exchanged for common stock.   260,000   30,000

  Common stock issued for charitable donation         -   16,875


   The accompanying notes are an integral part of these financial statements.

                               ROYALE ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            ----------------------------------------------

This summary of significant accounting policies of Royale Energy, Inc. (the "Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Description  of  Business
-------------------------

The Company is an independent oil and gas producer which also has operations in the area of turnkey drilling. The Company owns wells and leases in major geological basins located in California. The Company offers fractional working interests and seeks to minimize the risks of oil and gas drilling by selling multiple well drilling ventures which do not include the use of debt financing.

Business  Combinations
----------------------

At their meeting of December 15, 1995, the Board of Directors voted to dissolve Royale Operating Company. During 1996, by Board of Directors action, Royale Covenant Securities Corporation was sold. Additionally, Royale Natural Gas Marketing, Inc. was dissolved. The accounts and operations of Royale Operating Company and the remaining operations of Royale Natural Gas Marketing, Inc. were absorbed by Royale Energy, Inc. The results of these actions eliminated all subsidiaries of the Company and there was no material effect on these financial statements from these actions.

Use  of  Estimates
------------------

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

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------
Revenue  Recognition
--------------------
The Company recognizes revenues from the sales of oil and gas in the period of delivery.

The Company enters into turnkey drilling agreements with investors to develop leasehold acreage acquired by the Company. The Company receives funds from investors for the drilling and completion of oil and gas wells. If the drilling effort is successful, each investor receives a working interest in the wells, and the Company, along with the investors, receive an assignment of working interests. In years previous to 1995, the Company deferred these funds and costs related to the drilling of wells until the commencement of actual drilling operations, which usually occurs within one year. At the commencement of drilling, the Company recognized the associated deferred drilling funds as revenue and deferred costs as expenses. During the year ended December 31, 1995, the Company modified the Turnkey Drilling Contract and Investment Program. The program modifications require a percentage of total funds invested to be used by the Company to pay their share of the land costs and other costs as required to allow the drilling projects to proceed without delay. These funds are non-refundable once the investment has been made. The non-refundable portion of the total Turnkey Drilling investment is based on a percentage calculated by estimating the pre-drilling costs as a percentage of total drilling costs for a particular investment. The non-refundable portion of the total investment is recognized as revenue and the related pre-drilling costs are expensed. If costs exceed revenues and the Company participates as a working interest owner, the excess is capitalized as the cost of the Company's working interest. If the Company is unable to drill the wells, and a suitable replacement well is not found, the deferred funds received would be returned to the investors. Included in cash and cash equivalents are amounts for use in the completion of Turnkey drilling programs in progress.

Oil  and  Gas  Property  and  Equipment  (Successful  Efforts)
--------------------------------------------------------------

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

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and/or Long-Lived Assets to be Disposed of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 121 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company periodically assessed its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows. In the case of the Company, this results in a field by field impairment review.

In 1997 and 1996, $300,000 and $215,000, respectively, was recorded as an impairment loss based on management's assessment.

Upon the sale of oil and gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of operations under loss on leases.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Cash  and  Cash  Equivalents
----------------------------

Cash and cash equivalents include cash on hand and on deposit, and highly liquid debt instruments with maturities of three months or less.

Equipment  and  Fixtures
------------------------

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

Capitalization  of  Interest
----------------------------

Interest cost is capitalized on construction and development programs until placed into operation.

Earnings  Per  Share  (SFAS  128)
--------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which was adopted by the Company for the year ended December 31, 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex structures.nds invested to be used

Basic  and  diluted  earnings  per  share  are  calculated  as  follows:


                                                       For  the  Year  Ended  1997
                                               ---------------------------------------
                                                  Income        Shares      Per-Share
                                               (Numerator)   (Denominator)    Amount
                                               ------------  -------------  ----------
Basic EPS
  Income available to common stockholders . .  $  1,510,391      3,861,589  $      .39
                                                                            ==========
  Effect of dilutive securities stock options             -        244,006
                                               ------------  -------------

Diluted EPS
  Income available to common stockholders . .  $  1,510,391      4,105,595  $      .37
                                               ============  =============  ==========


                                                     For  the  Year  Ended  1996
                                               ---------------------------------------
                                                  Income        Shares      Per-Share
                                               (Numerator)   (Denominator)    Amount
                                               ------------  -------------  ----------
Basic EPS
  Income available to common stockholders . .  $  1,398,807      3,909,277  $      .36
                                                                            ==========
  Effect of dilutive securities stock options             -        254,206
                                               ------------  -------------

Diluted EPS
  Income available to common stockholders . .  $  1,398,807      4,163,483  $      .34
                                               ============  =============  ==========

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
             ----------------------------------------------

Income  Taxes
-------------

The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported net amounts.

Fair  Values  of  Financial  Instruments
----------------------------------------

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

The Company includes fair value in the notes to financial statements when the fair value of its financial instruments is different from the book value. The Company assumes that the book value of financial instruments that are classified as current approximate fair value because of the short maturity of these instruments. For noncurrent financial instruments, the Company uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

New  Accounting  Pronouncements
-------------------------------

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 will be adopted by the Company for the year ended December 31, 1998. Prior period financial statements provided for comparative purposes will be reclassified, as required. Upon adoption, the Company does not expect SFAS 130 to have a material affect upon the Company's financial condition or results of operations.

In June 1997, the FASB issued Statements of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. The statement requires the Company to report income/loss, revenue, expense and assets by business segment including information regarding the revenues derived from specific products and services and about the countries in which the Company is operating. The Statement also requires that the Company report descriptive information about the way that operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS 131 will be adopted by the Company for the year ended December 31, 1998. This statement has no affect on financial statements traditionally presented by the Company, but increases required disclosures.

Reclassification
----------------

Certain amounts in the financial statements have been reclassified to be consistent and comparable from year-to-year.


NOTE  2  -  NOTE  RECEIVABLE
            ----------------

Notes receivable at December 31, 1997 consist of $136,155 note from an individual secured by oil and natural gas interests bearing an interest rate of prime plus 1.5%, and a note from a corporation in the amount of $22,869 secured by Royale Covenant Security Corporation stock, bearing an interest rate of prime plus 1.5%.

NOTE  3  -  OIL  AND  GAS  PROPERTIES,  EQUIPMENT  AND  FIXTURES
             ----------------------------------------------------

Oil and gas properties, equipment and fixtures consist of the following at December 31:

Oil  and  Gas
-------------


                                                            1997          1996
                                                        ------------  ------------
  Proved properties:
    Producing properties, including intangible
      drilling costs . . . . . . . . . . . . . . . . .  $ 9,384,604   $ 2,866,941
    Lease and well equipment . . . . . . . . . . . . .    2,442,696     2,030,728
                                                        ------------  ------------

                                                         11,827,300     4,897,669
  Accumulated depletion, depreciation and amortization   (1,717,620)   (1,086,487)
  Reserve for lease impairment . . . . . . . . . . . .     (728,938)     (428,938)
                                                        ------------  ------------

                                                          9,380,742     3,382,244
                                                        ------------  ------------
Commercial and Other
------------------------------------------------------

  Furniture and equipment. . . . . . . . . . . . . . .      282,153       214,800
  Accumulated depreciation . . . . . . . . . . . . . .     (153,481)      118,337
                                                        ------------  ------------

                                                            128,672        96,463
                                                        ------------  ------------

                                                        $ 9,509,414   $ 3,478,707
                                                        ============  ============

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:


                  1997       1996
               ----------  --------
  Acquisition  $3,999,087  $138,409
  Development  $5,150,617  $592,806

In July 1997, the Company acquired additional working interests in producing wells and properties with development potential. In exchange for these working interests and properties, the Company gave consideration of cash by utilizing their credit line and cash in the bank.

Results  of  Operations  from  Oil  and Gas Producing and Exploration Activities
--------------------------------------------------------------------------------

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the two years ended December 31, are as follows:


                                               1997         1996
                                            -----------  -----------
  Oil and gas sales. . . . . . . . . . . .  $2,992,679   $1,267,919
  Production related costs . . . . . . . .    (611,437)    (340,331)
  Depreciation, depletion and amortization    (631,133)    (458,951)
                                            -----------  -----------

  Results of operations from producing
    and exploration activities . . . . . .  $1,750,109   $  468,637
                                            ===========  ===========

NOTE  4  -  TURNKEY  DRILLING  CONTRACTS
             ----------------------------

The Company receives funds under turnkey drilling contracts which requires the Company to drill oil and gas wells within a reasonable time period from the date of receipt of the funds. As of December 31, 1997 and 1996, the Company had recorded deferred turnkey drilling revenue associated with undrilled wells of $1,735,826 and $1,504,041, respectively, as a current liability.

NOTE  5  -  LONG-TERM  DEBT
            ---------------


                                                              1997       1996
                                                           ----------  --------
  Revolving line of credit with a maximum available
  of $5,000,000 for working capital purposes,
  acquisitions, and development of oil and gas
  properties. Interest at New York prime plus 137.5
  and 150 basis points, resulting in rates of 9.875%
  and 9.75% at December 31, 1997 and 1996, respectively.
  Interest payable monthly, with the outstanding
  principal due at maturity on May 30, 1999. Secured
  by property and assignment of production. . . . . . . .  $3,900,000  $300,000

  Less current portion. . . . . . . . . . . . . . . . . .           -         -
                                                           ----------  --------

                                                           $3,900,000  $300,000
                                                           ==========  ========

Maturities of long-term debt for years subsequent to December 31, 1997 are as follows:


December 31,
------------
1999          $3,900,000
              ==========

The loan agreement for the revolving line of credit prohibits the purchase of treasury stock; however, the lender has waived this requirement under specific circumstances. The Company purchased treasury stock under this waiver in 1996 and 1997.

NOTE  6  -  INCOME  TAXES
            -------------

The provisions for income taxes for the years ended December 31, 1997 and 1996 represents minimum state taxes.

As of December 31, 1997, the Company had federal net operating loss carryforwards as indicated:


Year          Year of    Net Operating
Originated   Expiration       Loss
-----------              --------------
1988. . . .        2004  $      127,792
1989. . . .        2005         885,795
1990. . . .        2006         970,101
1991. . . .        2007       1,654,713
1992. . . .        2008         227,241
                         --------------

                              3,865,642
                         ==============

           ---------------

The  components  of  the  net  deferred  tax  assets  were  as  follows:


                                           1997          1996
                                       ------------  ------------
  Deferred Tax Assets:
    Net operating loss carryforwards.  $ 1,314,318   $ 1,288,197
    Statutory depletion carryforwards      182,622       182,622
    Accumulated depreciation. . . . .       94,487        94,487
                                       ------------  ------------

  Total Deferred Tax Assets . . . . .    1,591,427     1,565,306
                                       ------------  ------------

  Valuation Allowance . . . . . . . .   (1,591,427)   (1,565,306)
                                       ------------  ------------

  Net Deferred Tax Assets . . . . . .  $         -   $         -
                                       ============  ============

A full valuation allowance has been established for the deferred tax assets generated by net operating loss carryforwards due to the uncertainty of future utilization.

A reconciliation of the Company's provision for income taxes and the amount computed by applying the U.S. statutory federal income tax rate of 34% at December 31, 1997 and 1996, respectively, to pretax income is as follows:


                                                   1997        1996
                                                ----------  ----------
  Tax computed at 34%, respectively. . . . . .  $ 513,533   $ 476,138

  Increase (decrease) in taxes resulting from:
    Net operating loss carryforwards . . . . .   (513,533)   (476,138)
    State taxes. . . . . . . . . . . . . . . .    101,551       1,600
                                                ----------  ----------

                                                $ 101,551   $   1,600
                                                ==========  ==========

  Effective Tax Rate . . . . . . . . . . . . .        5.6%        0.1%
                                                ==========  ==========

NOTE  7  -  REDEEMABLE  PREFERRED  STOCK
            ----------------------------

In 1993, the Company's Board of Directors authorized the issuance of 259,250 shares of Series A Convertible Preferred Stock which were sold through a private placement offering. The Series A Convertible Preferred Stock was offered in units. Each unit consisted of 25,000 shares of Series A Convertible Preferred Stock and a 0.1% interest in the distributions of the Royale Energy Income Trust, to be formed. The Company had the right to sell fractional units. The
Series A Convertible Preferred Stock has a stated value of $4 per share and provides shareholders with a one time 10% dividend payable thirty days after the expiration of one year from the date of purchase. The dividend has been paid on all outstanding shares at December 31, 1994. There were no dividends declared and/or paid during 1996 or 1997.

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

NOTE  7  -  REDEEMABLE  PREFERRED  STOCK  (Continued)
           ------------------------------

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

On October 28, 1993, the Company's Series A Convertible Preferred Stock shareholders were made a one time offer to convert their Series A Convertible Preferred Stock to common stock. This conversion would be at one share of common stock for each share of Series A Convertible Preferred Stock, rather than at the original conversion price of $4 per share. This conversion would not affect the shareholders' rights and incentives in the Royale Energy Income Trust. As of December 31, 1997, 217,375 shares of Series A Convertible
Preferred  Stock  had  been  converted  to  194,875  shares  of  common  stock.

NOTE  8  -  SERIES  AA  PREFERRED  STOCK
            ----------------------------

In April 1992, the Company's Board of Directors authorized the sale of Series AA Convertible Preferred Stock. Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to Series A Convertible Preferred Stockholders. The Series AA Convertible Preferred Stock does not have the right of redemption at the shareholders' option. As of December 31, 1997 and 1996, there were 50,000 and 115,000 shares issued and outstanding, respectively. The dividend has been paid on all shares outstanding at December 31, 1997.

NOTE  9  -  COMMON  STOCK
            -------------

During 1996, 3,750 shares of common stock were issued for conversion of 7,500 Series AA Preferred Stock, and 6,250 common shares were issued for conversion of 12,500 shares of Series A Preferred Stock. Also in 1996, 166,500 common shares were returned by the holder of the Arkoma note and were canceled. Additionally in 1996, 10,000 shares were issued and donated to a charitable organization.

During 1997, 32,501 shares of common stock were issued for conversion of 65,000 Series AA Preferred Stock, and 3,750 common shares were issued for conversion of 7,500 shares of Series A Preferred Stock. Also, in 1997, 6,000 shares were canceled as a result of a settlement agreement executed in 1996. This settlement agreement was not material to the Company as a whole.

NOTE  10  -  STOCK  WARRANTS
             ---------------

Changes  in  the  Company's  common  stock  warrants  were  as  follows:


                                              Year Ended    Year Ended
                                             December 31,  December 31,
                                                 1997          1996
                                             ------------  ------------
Outstanding warrants at beginning of period       230,555       480,555
Additional warrants issued
  -  Exercise of stock warrants . . . . . .             -             -
  -  Warrants expired or ineligible . . . .             -       250,000
                                             ------------  ------------

Outstanding warrants at end of period . . .       230,555       230,555
                                             ============  ============

              ---------------

The Company's affiliate, RPC, acquired 111,111 shares of the Company's common stock during the year ended December 31, 1993, at a purchase price of $333,333. This transaction was pursuant to the exercise of a stock purchase warrant granted to RPC by the Company's Board of Directors on December 18, 1992, to purchase a maximum of 166,666 shares at the minimum bid price on December 18, 1992 of $3.00 per share. The expiration date to purchase the remaining 55,555 additional shares pursuant to this grant has been extended through December 31, 2002.

At the November 3, 1993 Board of Directors meeting, the Board of Directors granted RPC additional warrants to purchase 175,000 shares of the Company's common stock at prices ranging from $1.50 to $3.00 per share. The expiration date of this grant has been extended through December 31, 2002.

NOTE  11  -  OPERATING  LEASES
             -----------------

In August 1995, the Company entered into a new sixty month noncancellable operating lease, which expires in July 2000. The lease calls for monthly payments ranging from $10,875 to $12,325. Future minimum lease obligations as of December 31, 1997 are as follows:


Year Ended December 31,
-----------------------
         1998            $141,013
         1999             145,359
         2000              86,275
                         --------

                          372,647
                         ========

Rental expense for the years ended December 31, 1997 and 1996, was $138,664 and $132,911, respectively.

NOTE  12-  RELATED  PARTY  TRANSACTIONS
           ----------------------------

Significant  Ownership  Interests
---------------------------------

On December 31, 1997, 27.14% of the Company's common stock was owned by Royale Petroleum Corporation (RPC). RPC is a company which is owned equally by Donald
H.  Hosmer  and  Stephen  M.  Hosmer.

Harry E. Hosmer, the Company's former president and former chief executive officer, is principal adviser to trusts which own 10.35% of the Company's common stock at December 31, 1997. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer. Donald H. Hosmer and Stephen M. Hosmer are also officers and directors of the Company.

Related  Party  Receivables
---------------------------

Amounts due from officers were $34,218 and $34,897 at December 31, 1997 and 1996, respectively. Receivables from other related parties amounted to $9,652 and $3,535 on December 31, 1997 and 1996, respectively.

            ----------------------------

Stock  Compensation  Plan
-------------------------

On December 18, 1992, the Board of Directors granted the directors and executive officers of the Company 60,000 options to purchase common stock at an exercise or base price of $1.50 per share. All options are exercisable on or after the second anniversary of the date of grant. Also on this date, the Board of Directors voted to adopt a policy of awarding stock options to key employees and contractors based on performance. The full authorization of 15,000 shares have been awarded to Jack Conley.

At the March 10, 1995 Board of Directors meeting, directors and executive officers of the Company were granted 154,000 options to purchase common stock at an exercise or base price of $1.90 per share. These options were granted for a period of ten years, and may be exercised after the second anniversary of the grant. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, the Company recorded $48,150 as compensation expense for the directors and officers in 1995. The Company did not grant stock options during 1997 or 1996.

A summary of the status of the Company's stock option plan as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below:


                                      1997                      1996
                            -------------------------  ------------------------
                                        Weighted-                 Weighted-
                                         Average                   Average
                             Shares   Exercise Price   Shares   Exercise Price
                            --------  ---------------  -------  ---------------
Fixed Options
  Outstanding at beginning
    of year. . . . . . . .   214,000  $          1.79  214,000  $          1.79
  Granted. . . . . . . . .         -                         -
  Exercised. . . . . . . .         -                         -
                            --------                   -------
Outstanding at end of year   214,000                   214,000
                            ========                   =======
Options exercisable at
  year end . . . . . . . .   214,000                    60,000
                            ========                    ======

Weighted-average fair
  value of options granted
  during the year. . . . .  $      -                  $      -

The following table summarizes information about fixed stock options outstanding at December 31, 1997:


                                   1997                                     1996
                                   ----                                     ----
                                   Weighted-                           Weighted-
                                   Average                               Average

                             Shares   Exercise Price   Shares   Exercise Price
                            --------  ---------------  -------  ---------------
Fixed Options
  Outstanding at beginning
    of year. . . . . . . .   214,000  $          1.79  214,000  $          1.79
  Granted. . . . . . . . .         -                -
  Exercised. . . . . . . .         -                -
                            --------  ---------------
Outstanding at end of year   214,000          214,000
                            ========  ===============
Options exercisable at
  year end . . . . . . . .   214,000           60,000
                            ========  ===============

Weighted-average fair
  value of options granted
  during the year. . . . .  $      -  $             -


The following table summarizes information about fixed stock options outstanding at December 31, 1997:


                   Options Outstanding                                      Options Exercisable
---------------------------------------------------------------------  --------------------------------
                                      Weighted-
                  Number               Average                            Number
Range of      Outstanding at          Remaining          Weighted-     Outstanding at,     Weighted-
Exercise       December 31,          Contractual          Average       December 31,        Average
Prices             1997              Life (Years)      Exercise Price       1996        Exercise Price
---------  --------------------  --------------------  --------------  ---------------  ---------------
$    1.50                60,000                   5.0  $         1.50           60,000              6.0
$    1.90               154,000                   7.2  $         1.90          154,000              8.2
           --------------------                                        ---------------

1.50 to
$    1.90               214,000                   6.6  $1.50 to $1.90          214,000              7.6
           ====================                                        ===============


NOTE  12  -  RELATED  PARTY  TRANSACTIONS  (Continued)
              ----------------------------

The Board of Directors adopted a policy in 1989 that permits directors and officers of the Company to purchase from the Company, at the Company's actual cost, up to one percent of a fractional interest in any well to be drilled by the Company. Current and former officers and directors received as compensation or were billed $35,475 and $21,774 for their interests for the years ended
December  31,  1997  and  1996,  respectively.

NOTE  13  -  ENVIRONMENTAL  MATTERS
             ----------------------

The Company has established procedures for the on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company's business requires routine day-to-day compliance with environmental laws and regulations. The Company incurred no environmental investigation, compliance and remediation costs in 1997 or 1996.

The Company is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

NOTE  14  -  COMMITMENTS  AND  CONTINGENCIES
           ---------------------------------

In  1996,  the Company agreed to purchase 37,500 shares of its common stock from an  investor  as  part  of  a  mediated settlement of litigation.  The stock was purchased  at  a total price of $187,500 with 4,200 shares purchased in December of  1996  for  $21,000  and  the  remaining 33,300 shares purchased for $166,500
during  1997.    As  of  December  31,  1997,  the  Company  had satisfied their obligation  under  the  agreement,  however, 18,900 or the 37,500 shares had not been  received  by  the  Company  from  the  investor.

In  October  1997,  the  Company  settled  its  litigated issues with Stanley L.
Worthington. To avoid further litigation on this matter, the Company agreed to re-purchase Mr. Worthington's oil and gas working interests. The re-purchase amount, although material to the financial statements, remains confidentially sealed in the court approved agreement.

On or about May 21, 1997 an action was brought against the Company by Lucille F.
Biegel,  et  al.,  San Diego Superior Court Case 710630.  In the action thirteen present or former shareholders of the Company and direct working interest owners in  various  Royale Energy drilling programs from 1989 through 1994 have alleged breach  of  contract  and  fraud,  among  other claims, in connection with their
purchase  of  stock  and  direct  working  interests.    At  present  there  are
twenty-seven  defendants  including  Royale  Energy,  Inc.

It  is  anticipated  that  the  case  may  be  scheduled for trial in October or
November  of  1998.  Management has and will continue to vigorously contest this
case.    No  settlement  discussions  are  occurring at this time.  Based on the advice  of  legal  counsel, management is unable to predict the likelihood of an unfavorable  outcome  and  a range of potential loss, if any.  Additionally, the
Company believes that the defendants have one or more defense actions, including but  not  limited  to,  the  statute  of  limitations.


NOTE  15  -  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)
              ---------------------------------------

Operating  revenues, operating income, net income, and earnings per common share by quarters from 1997 and 1996 are shown below. The Company, in its opinion, has included  all  adjustments  necessary  for a fair presentation of the results of operations  for  the  quarters.  Due to the nature of Turnkey Drilling Revenues, which  are  recognized  at specified times over program development on specified
wells,    annual  amounts  are  not generated evenly by quarter during the year.



                                                               Basic    Weighted-
                                                    Net       Earnings   Average
                                                   Income   Per Common   Shares
Quarter Ended         Net Sales   Gross Profit     (Loss)      Share   Outstanding
--------------------  ----------  -------------  -----------  -------  -----------
  December 31, 1997.  $2,687,906  $   1,316,638  $   471,094     0.12    3,861,589
               1996    3,008,221      1,299,194      538,377     0.14    3,909,277

  September 30, 1997   2,314,392      1,366,755      522,926     0.13    3,853,569
                1996   2,860,866      1,029,360      440,803     0.11    3,962,359

  June 30, 1997        2,520,193      1,258,232      448,332     0.12    3,845,062
           1996        2,333,053      1,215,756      382,653     0.10    3,960,299

  March 31, 1997       1,543,635        659,684       68,039     0.02    3,837,555
            1996       1,795,454        496,414       36,974     0.01    3,982,570

                               ROYALE ENERGY, INC.

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

Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants for the years ended December 31, 1997 and 1996. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Changes  in  Estimated  Reserve  Quantities
-------------------------------------------

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 1997 and 1996 and changes in such quantities during each of the years then ended, were as follows:


                                             1997                  1996
                                     --------------------  ---------------------
                                       Oil        Gas         Oil        Gas
                                      (BBL)      (MCF)       (BBL)      (MCF)
                                     -------  -----------  --------  -----------
Proved developed and
 undeveloped reserves:

   Beginning of period. . . . . . .   1,647   12,909,322    22,401    9,383,850
   Revisions of previous estimates.   3,730   (5,522,625)  (20,732)   2,071,879
   Production . . . . . . . . . . .    (679)  (1,365,562)      (22)    (672,383)
   Extensions, discoveries and
     improved recovery. . . . . . .       -    8,087,987         -    2,125,976
   Purchase of minerals in place. .       -    2,773,577         -            -
   Sale of minerals in place. . . .       -            -         -            -
                                     -------  -----------  --------  -----------

Proved reserves end of period . . .   4,698   16,882,699     1,647   12,909,322
                                     =======  ===========  ========  ===========

Gas equivalent reserve. . . . . . .  46,980                 16,470
                                     =======               ========

Proved developed reserves:

  Beginning of period . . . . . . .   1,647    6,978,805     1,852    4,121,616
                                     =======  ===========  ========  ===========

  End of period . . . . . . . . . .   4,698    8,606,456     1,647    6,978,805
                                     =======  ===========  ========  ===========

Standardized  measure of discounted future net cash flows relating to proved oil
--------------------------------------------------------------------------------
and  gas  reserves
------------------

The standardized measure of discounted future net cash flows is presented below for the two years ended December 31, 1997.

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


                                                             1997          1996
                                                         ------------  -------------
Future cash inflows . . . . . . . . . . . . . . . . . .  $37,322,465   $ 45,882,082
Future production costs . . . . . . . . . . . . . . . .   (8,721,586)   (11,985,243)
Future development costs. . . . . . . . . . . . . . . .   (2,706,685)    (2,263,988)
Future income tax expenses. . . . . . . . . . . . . . .   (7,782,165)    (9,489,856)
                                                         ------------  -------------

Future net cash flows . . . . . . . . . . . . . . . . .   18,112,029     22,142,995

10% annual discount for estimated timing of cash flows.   (5,125,811)   (10,121,742)
                                                         ------------  -------------

Standardized measure of discounted future net cash flow  $12,986,218   $ 12,021,253
                                                         ============  =============

Changes  in  standardized measure of discounted future net cash flow from proved
--------------------------------------------------------------------------------
reserve  quantities
-------------------

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


                                                     1997          1996
                                                 ------------  ------------
  Standardized measure - beginning of year. . .  $12,021,253   $ 2,697,415
                                                 ------------  ------------

  Sales of oil and gas produced,
    net of production costs . . . . . . . . . .   (1,515,072)     (970,483)

  Purchase of minerals in place . . . . . . . .    2,662,529             -

  Revisions of estimates of reserves provided
    in prior years:
    Net changes in prices and production costs.   (9,799,460)   10,634,281

  Sales of minerals in place. . . . . . . . . .            -             -

  Extensions, discoveries and improved recovery   10,422,897     3,722,480

  Accretion of discount . . . . . . . . . . . .     (392,373)      (57,512)

  Net change in income taxes. . . . . . . . . .     (413,556)   (4,004,928)
                                                 ------------  ------------

  Net increase. . . . . . . . . . . . . . . . .      964,965     9,323,838
                                                 ------------  ------------

  Standardized measure - end of year. . . . . .  $12,986,218   $12,021,253
                                                 ============  ============