Form 10QSB
period 1998-03-31
ROYALE ENERGY INC
filed 1998-05-15
CIK 864839

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998Commission File No. 0-22750


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

At May 1, 1998, there were a total of 3,868,050 shares of registrant's Common Stock outstanding.

PART 1

Item 1.   Financial Statements

               ROYALE ENERGY, INC. AND SUBSIDIARIES
                          BALANCE SHEETS

                                            March 31,       December
31,
                                           1998          1997
                                        (Unaudited)     (Audited)
                                        -----------    ------------
  ASSETS
Current assets:
  Cash and cash equivalents                       $1,587,877   $2,032,001
  Accounts receivable                              2,277,016    1,823,388
  Receivables from related parties                    42,484       34,218
  Note receivable                                                 155,937  159,024
  Other current assets                               126,774      136,459
                                        -----------     ----------
               Total current assets                4,190,088    4,185,090
                                        -----------     ----------
Oil and gas properties, at cost, net of reserve for
  impairment of $828,938 and $728,938,
  respectively (successful efforts method)        11,330,914                    11,098,362
Equipment and fixtures                               292,259             282,153
                                        -----------     ----------
                                                  11,623,173          11,380,515

Less accumulated depreciation, depletion
and amortization                                   2,110,812           1,871,101
                                          ---------    ------------
                                            9,512,361             9,509,414
                                          ---------     -----------
Other assets:

  Receivable from related parties, net                     0               9,652
                                            ---------      ----------
                                                           0               9,652
                                          ---------      ----------
               TOTAL ASSETS                      $13,702,449          13,704,156
                                        -----------   -----------

         (See Notes to Consolidated Financial Statements)
               3
                       ROYALE ENERGY, INC.
                          BALANCE SHEETS

                                        March 31,     December 31,
                                          1998           1997
                                        (Unaudited)     (Audited)
                                        ---------------------------
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses           $1,929,132   $2,112,756
  Deferred revenue from turnkey drilling                        2,211,452   1,735,826
                                        -----------     ----------
     Total current liabilities                     4,140,584           3,848,582
                                        -----------     ----------

Long-Term Debt, net of current portion             3,500,000           3,900,000

Redeemable preferred stock:
  Series A convertible preferred stock, no par value,
  authorized 259,250 shares, issued and
  outstanding 9,375 and 16,875, respectively          19,100              49,100
                                        -----------     ----------

Stockholders' Equity:
  Common stock, no par value, authorized
   10,000,000 shares, issued and outstanding
   3,868,050 and 3,864,300 shares,
    respectively                                   8,706,273           8,676,273
  Series AA preferred stock, no par value,
    authorized
    147,500 shares, issued and outstanding
   50,000 and 50,000, respectively                   200,000             200,000
  Accumulated deficit                            (2,676,008)         (2,782,299)
                                        -----------  ------------
     Total paid in capital and accumulated
      deficit                               6,230,265             6,093,974
  Less Cost of treasury stock, 37,500 and 37,500 shares,
     respectively                                  (187,500)           (187,500)
                                        ------------ ------------
     Total Stockholders' equity                    6,042,765           5,906,474
                                        -----------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $13,702,449           $13,704,156
                                        -----------    ------------

         (See Notes to Consolidated Financial Statements)

                       ROYALE ENERGY, INC.
                     STATEMENTS OF OPERATIONS

                                             Three Months Ended
                                                  March 31,
                                        ---------------------------
                                           1998          1997
                                         (Unaudited)    (Unaudited)
                                        -------------  ----------
Revenues:
  Oil and gas sales                                              $976,848  $485,303
  Gas distribution                                                      0  46,925
  Turnkey drilling                                                416,182  898,804
  Supervisory fees and other                          98,749      112,603
                                        -----------     ----------
     Total revenues                                1,491,779     1,543,635
                                        -----------  -----------

Costs and expenses:
  General and administrative                         388,435             295,041
  Turnkey drilling and development                   134,423             697,283
  Cost of Gas Distribution                                 0              23,741
  Lease operating                                    200,377              93,642
   Lease impairment                                  100,000           0
  Legal and accounting                               187,692             134,424
  Marketing                                           63,265             113,811
  Depreciation, depletion and amortization        239,711                       69,285
                                         ----------  -----------
     Total costs and expenses                      1,313,903     1,427,227
                                        -----------  -----------
     Net income                                   177,876                       116,408

Other expense:
  Interest expense                                    68,940               1,219
                                        -----------  -----------
Net income before income tax                         108,936            $115,189
Income tax expense                                     2,641              47,150
                                        -----------    -----------
Net income                                          $106,295             $68,039
                                        -----------  -----------
Diluted earnings per share                             $0.03               $0.02
                                        -----------  -----------

Basic earnings per share                               $0.03               $0.02
                                        -----------  -----------

         (See Notes to Consolidated Financial Statements)

                       ROYALE ENERGY, INC.
                     STATEMENTS OF CASH FLOWS

                                             Three Months Ended
                                                   March 31,
                                        ---------------------------
                                           1998             1997
                                           (Unaudited)     (Unaudited)
                                        ------------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $106,295      $68,039
  Adjustments to reconcile net income to
   net cash provided (used) by operating activities:
   Depreciation, depletion and amortization                       239,711  69,285
   Loss on impairment of assets                      100,000          -
  (Increase) decrease in:
   Accounts receivable                             (453,628)    1,296,227
   Receivable from related parties                   (8,266)      (4,136)
   Prepaid expenses and other current assets                        9,685  84,669
  Increase (decrease) in:
   Accounts payable and accrued expenses                        (183,624)   (409,396)
   Deferred revenues - DWI                           475,626    (548,613)
                                        -----------     ----------

  Net Cash Provided (Used) by Operating
    Activities                              285,799       556,075
                                        -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for oil and gas properties                       (332,556)   (500,922)
  Other capital expenditures                        (10,106)      (2,833)
                                        -----------     ----------

  Net Cash Used by Investing Activities           ($342,662)    (503,755)
                                        -----------     ----------

         (See Notes to Consolidated Financial Statements)

                       ROYALE ENERGY, INC.
                     STATEMENTS OF CASH FLOWS

                                             Three Months Ended
                                                   March 31,
                                        ---------------------------
                                           1998          1997
                                         (Unaudited)    (Unaudited)
                                        -------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Increase) decrease in receivable from related
    parties, net                                      $9,652        3,535
  (Increase) decrease in notes receivable                           3,087       7,043
  Principal payments on notes payable              (400,000)    (300,000)
  Treasury stock purchased                                 0     (31,500)
                                          ---------      ---------

  Net Cash Provided (Used) by Financing
    Activities                            (387,261)      (320,922)
                                        -----------      ---------

Net Increase (Decrease) in Cash and Cash
  Equivalents                             (444,124)      (268,602)

Cash at Beginning of Year                          2,032,001    2,595,444
                                        -----------      ---------

Cash at End of Period                             $1,587,877   $2,326,842
                                        -----------            ----------

SUPPLEMENTAL INFORMATION:

  Cash paid for interest                             $48,703       $1,219
                                                 -----------  -----------
  Cash paid for taxes                                 $2,641      $47,150
                                                 -----------  -----------

NONCASH TRANSACTIONS:

  Series AA Preferred Stock exchanged
    for common stock                                      $0     $197,500
                                                 -----------  -----------
  Series A Preferred Stock exchanged
    for common stock                                 $30,000      $10,000                -----------     ----------

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

2. Earnings Per Share (SFAS 128) - In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which was adopted by the Company for the year ended December 31, 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex structures.

Basic and diluted earnings per share are calculated as follows:

                                Three Months Ended March 31, 1998
                                 ----------------------------------
                               Income         Shares       Per-Share
                             (Numerator)   (Denominator)    Amount
                               ----------    ------------   ---------
Basic EPS
  Income available to common
    stockholders               $106,295      3,864,845       $ .03
  Effect of dilutive securities                                -----
    stock options                    -           195,990
                                ---------      ---------
Diluted EPS
Income available to common
   stockholders                      $106,295      4,060,835      $ .03
                                ----------     ----------      -----

                                 Three Months Ended March 31, 1997
                                    ----------------------------------
                               Income       Shares        Per-Share
                              (Numerator)  (Denominator)    Amount
                                -----------   ------------   ---------
Basic EPS
  Income available to common
     stockholders               $ 68,039     3,837,555      $ .02
  Effect of dilutive securities                               -----
   stock options                       -         256,389
                                  --------     ---------
Diluted EPS
  Income available to common
   stockholders                      $ 68,039      4,093,944      $ .02
                                 ---------     ----------     ------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the first three months of 1998, the Company achieved a net operating profit of $177,876, a $61,468 or 52.8% increase over the net operating profit in the first three months of 1997 of $116,408. The Company's management attribute this improvement to increased revenues from oil and
gas sales.   For the quarter ended March 31, 1998, the Company reported a net profit of $106,295, compared to the net profit of $68,039 for the
same period in 1997, a $38,256 or 56.2% increase.   Total revenues for
the period were $1,491,779, which was a decrease of $51,856 or 3.4%, when compared to the period in 1997. The decrease in total revenues can be primarily attributable to a decrease in drilling, during the period in 1998, due to severe weather conditions in Northern California.

Turnkey drilling revenues for the quarter ended March 31, 1998 were $416,182 which were offset by drilling and development costs of $134,423. For the same period in 1997, turnkey drilling revenues were $898,804, while drilling and development costs were $697,283. This represents a decrease in revenues of $482,622 or 53.7% and an decrease
in costs of $562,860 or 80.7%.   The drilling revenues in 1997 were
mainly due to the drilling of two commercially successful wells in the first quarter of 1997. The drilling revenues and costs in the first quarter of 1998 were a continuation of sales from the Company's 1997 drilling projects.

Oil and gas revenues for the three months ended March 31, 1998 were $976,848 compared to $485,303 for the same period in 1997, which represents a $491,545 or 101% increase. This increase in revenues was mainly due to the increase in the Company's overall production, mainly from wells drilled, completed and acquired during 1997.

The Company's oil and gas production costs, which are comprised of lease operating expenses, increased by $106,735, or 114%, to $200,377 for the three months ended March 31, 1998, from $93,642 for the same period in 1997. This increase in costs can be attributed to the increase in the number of productive wells operated by the Company in the first quarter of 1998 when compared to the first quarter of 1997.

During the first quarter of 1997, the Company recorded gas distribution revenue from a brokered natural gas sale in the amount of $46,925, which was offset by cost of sales of $23,741. There were no such sales of this type during the period in 1998. The 1997 sale was an isolated trade.

The aggregate of supervisory fees and other income was $98,749 for the quarter ended March 31, 1998, a decrease of $13,854 (12.3%) from $112,603 during the same period in 1997. This decrease was mainly due to the decrease in interest income earned by the Company, during period in 1997, from short-term investment of the Company's available cash which is currently being utilized to decrease the Company's principal on its credit line, thereby minimizing its interest expense.

Depreciation, depletion and amortization expense increased to $239,711 from $69,285, an increase of $170,426 (246%) for the quarter ended March 31, 1998, as compared to 1997. This increase in expense can be attributed to the increase in the overall property, plant and equipment owned by the Company.

General and administration expenses increased by $93,394, or 31.7%, from $295,041 for the quarter ended March 31, 1997 to $388,435 for the same period in 1998. Legal and accounting expense increased to $187,692 for the period, compared to $134,424 for the quarter in 1997, a $53,268 (39.6%) increase. This increase can be attributed to an increase in litigation costs during the first quarter of 1998. Marketing expense for the quarter ended March 31, 1998, decreased $50,546 or 44.4%, to $63,265, compared to $113,811 for the same period in 1997. Marketing expense for the Company varies from period to period according to the number of marketing events attended by Company personnel and associated travel costs.

The Company periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. During the first quarter of 1998, $100,000 was recorded as an impairment loss based on this assessment. There were no such impairment losses recorded in first quarter of 1997.

During the first half of 1997, the Company obtained a credit line from a major commercial bank, which it used to purchase the California assets of Vernon E. Faulconer, Inc. Because of borrowings pursuant to this credit line, interest expense increased to $68,940 for the quarter ended March 31, 1998 from $1,219 for the same period in 1997.


CAPITAL RESOURCES AND LIQUIDITY:

At March 31, 1998, the Company had current assets totaling $4,190,088 and current liabilities totaling $4,140,584, a $49,504 working capital surplus. Management believes that the Company has sufficient liquidity for the short term.

OPERATING ACTIVITIES. For the quarter ended March 31, 1998, cash provided by operating activities totaled $285,799 compared to $556,075 provided by operating activities for the same period in 1997. This decrease in cash provided can be mainly attributed to an increase in accounts receivable and deferred revenues for the period in 1998 when compared to 1997.

INVESTING ACTIVITIES.   Net cash used by investing activities, primarily
in capital acquisitions of oil and gas properties, amounted to $342,662 for the period, compared to $503,755 used by investing activities for the same period in 1997. The decrease in cash used can be primarily attributable to the decrease in drilling which occurred during the period in 1998 when compared the period in 1997 due to weather delays experienced in the region.

FINANCING ACTIVITIES.   For the quarter ended March 31, 1998, net cash
used by financing activities was $387,261, primarily for principal reduction of the Company's line of credit, compared to cash used by financing activities for the same period in 1997 of $320,922. This increase in net cash used was mainly due to the difference in principal reduction of the Company's line of credit.


PART II

Item 2.   Changes in Securities

During the first quarter of 1998, 3,750 shares of the Company's Common Stock were issued to one holder of the Company's previously issued Series A Preferred Convertible Stock, pursuant to the shareholder's exercise of her right to convert their shares of Preferred Stock to Common Stock. The sole consideration received by the Company was the Preferred Stock surrendered in the conversion. Each outstanding share of Series A Preferred Stock is convertible to Common Stock at a ratio of one share of Common Stock to be issued for each two shares of Preferred. The Preferred Stock had originally been issued prior to 1993 in private placements pursuant to Section 4(2) of the Securities Act of 1933, and to the extent, if any, that the individual shareholder's conversion of her Preferred shares to Common might be considered a sale of securities, the 1997 issuance of Common pursuant to exercise of the holder's conversion privileges was also made pursuant to Section 4(2) of the Securities Act of 1933.


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

10.2 Form of Indemnification Agreement, incorporated by reference to
     Exhibit 10.3 of the Company's Form 10-SB Registration Statement.



(b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the first quarter of 1998.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ROYALE ENERGY FUNDS, INC.



Date:  May 15, 1998                 /s/ Donald H. Hosmer
     ---------------               ------------------------------------
                              Donald H. Hosmer, President and
                              Chief Executive Officer