Form 10QSB
period 1998-06-30
ROYALE ENERGY INC
filed 1998-08-14
CIK 864839

[DESCRIPTION]  FORM 10-QSB

---------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998       Commission File No. 0-22750


                             ROYALE ENERGY, INC.

          California                              33-0224120
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

                     7676 Hazard Center Drive, Suite 1500
                             San Diego, CA 92108
                   (Address of principal executive offices)

                 Issuer's telephone number:     619-881-2800

         Securities registered pursuant to Section 12(b) of the Act:
                                     None

              Securities registered to Section 12(g) of the Act:
                          Common Stock, no par value
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X         No
             -------         -------

At July 31, 1998, there were a total of 3,857,721 shares of registrant's Common Stock outstanding.

       2
PART I

Item 1.   Financial Statements

                             ROYALE ENERGY, INC.
                                BALANCE SHEETS

                                         June 30,           December 31,
                                           1998                 1997
                                        (Unaudited)           (Audited)
                                        --------------      ---------------
     ASSETS
Current assets:
     Cash and cash equivalents          $1,064,191          $2,032,001
     Accounts receivable                 3,193,110           1,823,388
     Receivables from related parties       56,802              34,218
     Note receivable                       132,624             159,024
     Other current assets                   76,224             136,459
                                   --------------------     ----------------
          Total current assets          $4,522,951          $4,185,090
                                   --------------------     ----------------
Oil and gas properties, at cost,
     net of reserve for
     impairment of $928,938 and
     $728,938, respectively
     (successful efforts method)        13,005,426          11,098,362
Equipment and fixtures                     303,087             282,153
                                   --------------------   -----------------
                                        13,308,513          11,380,515

Less accumulated depreciation,
     depletion and amortization          2,359,992           1,871,101
                                   --------------------   -----------------
                                        10,948,521           9,509,414
                                   --------------------   -----------------
Other assets:

     Receivable from related
     parties, net                                0               9,652
                                   --------------------   -----------------
                                                 0               9,652
                                   --------------------   ------------------
               TOTAL ASSETS             $15,471,472         13,704,156
                                   _________________      _________________

                     (See Notes to Financial Statements)

                             ROYALE ENERGY, INC.
                                BALANCE SHEETS

                                         June 30,           December 31,
                                           1998                  1997
                                        (Unaudited)         (Audited)
                                        ------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued
     expenses                           $3,214,949          $2,112,756
     Deferred revenue from turnkey
     drilling                            1,985,600           1,735,826
                                        -------------       --------------
          Total current liabilities      5,200,549           3,848,582
                                        -------------       --------------

Long-Term Debt, net of current portion   3,800,000           3,900,000

Redeemable preferred stock:
     Series A convertible preferred
     stock, no par value,
     authorized 259,250 shares,
     issued and outstanding 9,375 and
     16,875, respectively                   19,100              49,100
                                        -------------       ---------------
Stockholders' Equity:
     Common stock, no par value,
      authorized 10,000,000 shares,
      issued and outstanding
      3,834,900 and 3,864,300
      shares, respectively               8,548,530           8,676,273
     Series AA preferred stock,
      no par value, authorized
      147,500 shares, issued and
      outstanding 50,000 and 50,000,
      respectively                         200,000            200,000
     Accumulated deficit                (2,108,064)         (2,782,299)
                                        -------------       -------------
          Total paid in capital and
          accumulated deficit            6,640,466           6,093,974
     Less Cost of treasury stock,
      37,500 and 37,500 shares,
          respectively                    (188,643)           (187,500)
                                        -------------       -------------
          Total Stockholders' equity     6,451,823           5,906,474
                                        -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                            $15,471,472         $13,704,156
                                        _____________       _____________



                     (See Notes to Financial Statements)

                             ROYALE ENERGY, INC.
                             STATEMENTS OF INCOME

                                               Six Months Ended
                                                 June 30,
                                   --------------------------------------
                                        1998                     1997
                                   (Unaudited)              (Unaudited)
                                   --------------------     --------------
Revenues:
     Oil and gas sales             $2,183,887                $916,123
     Gas distribution                       0                  46,925
     Turnkey drilling               2,121,902               2,907,923
     Supervisory fees and other       211,301                 192,857
                                   --------------           -------------
          Total revenues            4,517,090               4,063,828
                                   --------------           -------------
Costs and expenses:
     General and administrative       827,462                 668,732
     Turnkey drilling and
      development                   1,052,706               1,675,291
     Cost of gas distribution sales         0                  23,741
     Lease operating                  574,021                 209,826
     Lease impairment                 200,000                 100,000
     Legal and accounting            362,979             301,050
     Marketing                       188,227             247,313
     Depreciation, depletion
      and amortization               488,891             237,054
                                   -----------         -------------
          Total costs and
            expenses               3,694,286           3,463,007
                                   -------------       -------------
          Income from operations     822,804             600,821

Other expense:
     Interest                        143,524              23,300
                                   --------------      -------------
Income before income tax expense     679,280             577,521
Income tax expense                     5,041              61,150
                                   ------------        -------------
Net income                          $674,239            $516,371
                                   ____________        _____________
Diluted earnings per share             $0.17                $0.13
                                   ____________        _____________
Basic earnings per share               $0.18                $0.13
                                   ____________        _____________

                     (See Notes to Financial Statements)

                             ROYALE ENERGY, INC.
                           STATEMENTS OF CASH FLOWS

                                              Six Months Ended
                                                  June 30,
                                        --------------------------------
                                             1998              1997
                                        (Unaudited)         (Unaudited)
                                        ---------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                           $674,239          $516,371
     Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion and
      amortization                         488,891           237,054
          Loss on impairment of assets     200,000           100,000
     (Increase) decrease in:
          Accounts receivable           (1,369,722)         1,321,024
          Receivable from
           related parties                 (22,584)            (8,716)
          Prepaid expenses and
           other current assets             60,235            125,036
     Increase (decrease) in:
          Accounts payable and
           accrued expenses              1,102,193           (431,256)
          Deferred revenues - DWI          249,774           (596,404)
                                        -------------       ------------

     Net Cash Provided (Used)
      by Operating Activities            1,383,026           1,263,109
                                        -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for oil
      and gas properties                (2,107,068)         (4,805,903)
     Other capital expenditures            (20,934)            (14,691)
                                        -------------       --------------

     Net Cash Used by Investing
      Activities                        ($2,128,002)        (4,820,594)
                                        --------------      ---------------




                     (See Notes to Financial Statements)

                             ROYALE ENERGY, INC.
                           STATEMENTS OF CASH FLOWS

                                              Six Months Ended
                                                  June 30,
                                        --------------------------------
                                             1998              1997
                                        (Unaudited)         (Unaudited)
                                        ---------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in receivable from
      related parties, net                  $9,652               3,535
     Decrease in notes receivable           26,400              10,909
     Increase in long-term debt                  0           3,000,000
     Principal payments on notes
      payable                             (100,000)           (300,000)
     Treasury stock purchased             (158,886)            (63,000)
                                        ------------        ------------

     Net Cash Provided (Used)
      by Financing Activities             (222,834)          2,651,444
                                        ------------        ------------

Net Decrease in Cash and Cash
     Equivalents                          (967,810)           (906,041)

Cash at Beginning of Year                 2,032,001          2,595,444
                                        -------------       ------------

Cash at End of Period                    $1,064,191         $1,689,403
                                        _____________       ____________

SUPPLEMENTAL INFORMATION:

     Cash paid for interest                $143,524             $1,219
                                        _____________       ____________
     Cash paid for taxes                     $5,041            $61,150
                                        _____________       ____________

NONCASH TRANSACTIONS:

     Series AA Preferred Stock
      exchanged for common stock                 $0           $260,000
                                        _____________       ____________
     Series A Preferred Stock
      exchanged for common stock            $30,000            $10,000

                                        _____________       ____________

                      (See Notes to Financial Statements)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The results of operations for the six month period is not, in management's opinion, indicative of the results to be expected for a full year of operations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

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

Basic and diluted earnings per share are calculated as follows:

                                   Six Months Ended June 30, 1998
                         ------------------------------------------------
                             Income              Shares         Per-Share
                         (Numerator)         (Denominator)       Amount
Basic EPS
  Income available to
  common stockholders    $674,239            3,832,629           $ .18
                                                                 -------
  Effect of dilutive
  securities stock
  options                    -                 178,599
                         ---------           ---------
Diluted EPS
  Income available to
   common stockholders   $674,239            4,011,228           $ .17
                         ---------           ----------          -------

                                   Six Months Ended June 30, 1997
                         ------------------------------------------------
                             Income              Shares         Per-Share
                         (Numerator)         (Denominator)       Amount
Basic EPS
  Income available to
   common stockholders   $516,371            3,845,062           $ .13
                                                                 -------
  Effect of dilutive
  securities stock
  options                     -                179,397
                         ---------           ----------
Diluted EPS
  Income available to
  common stockholders    $516,371            4,024,459           $ .13
                         ---------           ----------          -------

PART II.

Item 1.   Legal Proceedings

     On May 15, 1998, the Company settled the case of Lucille f. Biegel, et al., v. Royale Energy, et al., San Diego, California, Superior Court, No. 710630. This case had been filed in May 1997 against the Company, its chairman, its president, and other defendants alleging fraud, breach of contract, and related claims by several direct working interest owners and one Company shareholder who invested primarily in wells drilled by the Company in Texas between 1989 and 1994. The settlement agreement requires its terms to remain confidential. The Company believes that the settlement terms have no material adverse effect on the Company's financial position.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the first six months of 1998, the Company achieved a net operating profit of $822,804, a $221,983 or 37% increase over the net operating profit in the first six months of 1997 of $600,821. The Company's management attributes this improvement to increased revenues from oil and gas sales. For the six months ended June 30, 1998, the Company reported a net profit of $674,239, compared to the net profit of $516,371 for the same period in 1997, a
$157,868 or 30.6% increase.   Total revenues for the period were $4,517,090,
which was an increase of $453,262 or 11.2%, when compared to the period in 1997. The increase in total revenues is primarily attributable to the increase in revenues from oil and gas sales.

Turnkey drilling revenues for the six months ended June 30, 1998 were $2,121,902 which were offset by drilling and development costs of $1,052,706. For the same period in 1997, turnkey drilling revenues were $2,907,923, while drilling and development costs were $1,675,291. This represents a decrease in revenues of $786,021 or 27% and an decrease in costs of $622,585 or 37.2%. The decrease in drilling revenues and costs were primarily due to drilling of seven wells during the first six months of 1997 versus the drilling of five wells during the same period in 1998.

Oil and gas revenues for the six months ended June 30, 1998 were $2,183,887 compared to $916,123 for the same period in 1997, which represents a $1,267,764 or 138% increase. This increase in revenues was mainly due to the increase in the Company's overall production, mainly from wells drilled, completed and acquired during 1997.

The Company's oil and gas production costs, which are comprised of lease operating expenses, increased by $364,195, or 174%, to $574,021 for the six months ended June 30, 1998, from $209,826 for the same period in 1997. This increase in costs can be attributed to the increase in the number of productive wells operated by the Company in the first half of 1998 when compared to the first half of 1997.

During the first quarter of 1997, the Company recorded gas distribution revenue from a brokered natural gas sale in the amount of $46,925, which was offset by cost of sales of $23,741. There were no such sales of this type during the period in 1998. The 1997 sale was an isolated trade.

The aggregate of supervisory fees and other income was $211,301 for the six months ended June 30, 1998, an increase of $18,444 (9.6%) from $192,857 during the same period in 1997. This increase was mainly due to the increase in the number of wells the Company operated during the first half of 1998 when compared to the first half of 1997.

Depreciation, depletion and amortization expense increased to $488,891 from $237,054, an increase of $251,837 (106%) for the six months ended June 30, 1998, as compared to 1997. This increase in expense can be attributed to the increase in the overall property, plant and equipment owned by the Company.

General and administration expenses increased by $158,730, or 23.7%, from $668,732 for the six months ended June 30, 1997 to $827,462 for the same period in 1998. Legal and accounting expense increased to $362,979 for the period, compared to $301,050 for the first six months of 1997, a $61,929 (20.6%) increase. This increase can be attributed to an increase in litigation costs during the first half of 1998. Marketing expense for the six months ended June 30, 1998, decreased $59,086 or 23.9%, to $188,227, compared to $247,313 for the same period in 1997. Marketing expense for the Company varies from period to period according to the number of marketing events attended by Company personnel and associated travel costs.

The Company periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. During the first six months of 1998, $200,000 was recorded as an impairment loss based on this assessment. For the same period in 1997, based on this assessment, $100,000 was recorded as an impairment loss.

During the first half of 1997, the Company obtained a credit line from a major commercial bank, which it used to purchase the California assets of Vernon E. Faulconer, Inc. Because of borrowings pursuant to this credit line, interest expense increased to $143,524 for the six months ended June 30, 1998 from $23,300 for the same period in 1997.


CAPITAL RESOURCES AND LIQUIDITY:

At June 30, 1998, the Company had current assets totaling $4,522,951 and current liabilities totaling $5,200,549, a $677,598 working capital deficit. The primary reason for this deficit is the Company's obligation to complete wells on behalf of investors who bought fractional working interests from the Company. The Company records these obligations as unexpended drilling funds until the drilling projects are completed. For the industry as a whole, a working capital deficit is not uncommon. Management believes that the Company has sufficient liquidity for the short term.

OPERATING ACTIVITIES. For the six months ended June 30, 1998, cash provided by operating activities totaled $1,383,026 compared to $1,263,109 provided by operating activities for the same period in 1997. This increase in cash provided can be mainly attributed to an increase in deferred revenues for the period in 1998 when compared to 1997.

INVESTING ACTIVITIES.   Net cash used by investing activities, primarily in
capital acquisitions of oil and gas properties, amounted to $2,128,002 for the period, compared to $4,820,594 used by investing activities for the same period in 1997. The decrease in cash used can be primarily attributable to the Company's acquisition, during the period in 1997, of the oil and gas properties from Vernon E. Faulconer, Inc.

FINANCING ACTIVITIES.   For the six months ended June 30, 1998, net cash used
by financing activities was $222,834, compared to cash provided by financing activities for the same period in 1997 of $2,651,444. The primary reason for the difference was due to the increase in long term debt due to the Faulconer property acquisition during the period in 1997. In addition, since April 1998, the Company began repurchasing its own common stock in order to retire it. For the period, the Company repurchased approximately 33,150 shares for $157,512 with an average share price of $4.75.


PART II

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

10.2 Form of Indemnification Agreement, incorporated by reference to Exhibit
     10.3 of the Company's Form 10-SB Registration Statement.



(b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the second quarter of 1998.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ROYALE ENERGY FUNDS, INC.



Date:     August 14, 1998            /s/ Donald H. Hosmer
      --------------------         ------------------------------
                                   Donald H. Hosmer, President and
                                   Chief Executive Officer