Form 10QSB
period 1998-06-30
ROYALE ENERGY INC
filed 1998-08-17
CIK 864839

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

       2
PART I

Item 1.   Financial Statements

                             ROYALE ENERGY, INC.
                                BALANCE SHEETS

                                         June 30,           December 31,
                                           1998                 1997
                                        (Unaudited)           (Audited)
                                        --------------      -----------
     ASSETS
Current assets:
     Cash and cash equivalents          $1,064,191          $2,032,001
     Accounts receivable                 3,193,110           1,823,388
     Receivables from related parties       56,802              34,218
     Note receivable                       132,624             159,024
     Other current assets                   76,224             136,459
                                   --------------------     -----------
          Total current assets          $4,522,951          $4,185,090
                                   --------------------     -----------
Oil and gas properties, at cost,
     net of reserve for
     impairment of $928,938 and
     $728,938, respectively
     (successful efforts method)        13,005,426          11,098,362
Equipment and fixtures                     303,087             282,153
                                   --------------------   -------------
                                        13,308,513          11,380,515

Less accumulated depreciation,
     depletion and amortization          2,359,992           1,871,101
                                   --------------------   -------------
                                        10,948,521           9,509,414
                                   --------------------   -------------
Other assets:

     Receivable from related
     parties, net                                0               9,652
                                   --------------------   -------------
                                                 0               9,652
                                   --------------------   -------------
               TOTAL ASSETS             $15,471,472         13,704,156
                                   _________________      _____________

                     (See Notes to Financial Statements)

                             ROYALE ENERGY, INC.
                                BALANCE SHEETS

                                         June 30,           December 31,
                                           1998                  1997
                                        (Unaudited)         (Audited)
                                        ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued
     expenses                           $3,214,949          $2,112,756
     Deferred revenue from turnkey
     drilling                            1,985,600           1,735,826
                                        -------------       -----------
          Total current liabilities      5,200,549           3,848,582
                                        -------------       -----------

Long-Term Debt, net of current portion   3,800,000           3,900,000

Redeemable preferred stock:
     Series A convertible preferred
     stock, no par value,
     authorized 259,250 shares,
     issued and outstanding 9,375 and
     16,875, respectively                   19,100              49,100
                                        -------------       ------------
Stockholders' Equity:
     Common stock, no par value,
      authorized 10,000,000 shares,
      issued and outstanding
      3,834,900 and 3,864,300
      shares, respectively               8,548,530           8,676,273
     Series AA preferred stock,
      no par value, authorized
      147,500 shares, issued and
      outstanding 50,000 and 50,000,
      respectively                         200,000            200,000
     Accumulated deficit                (2,108,064)         (2,782,299)
                                        -------------       -----------
          Total paid in capital and
          accumulated deficit            6,640,466           6,093,974
     Less Cost of treasury stock,
      37,500 and 37,500 shares,
          respectively                    (188,643)           (187,500)
                                        -------------       -----------
          Total Stockholders' equity     6,451,823           5,906,474
                                        -------------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                            $15,471,472         $13,704,156
                                        _____________       ___________



                     (See Notes to Financial Statements)

                             ROYALE ENERGY, INC.
                             STATEMENTS OF INCOME

                                               Six Months Ended
                                                 June 30,
                                   ------------------------------------
                                        1998                     1997
                                   (Unaudited)              (Unaudited)
                                   --------------------     -----------
Revenues:
     Oil and gas sales             $2,183,887                $916,123
     Gas distribution                       0                  46,925
     Turnkey drilling               2,121,902               2,907,923
     Supervisory fees and other       211,301                 192,857
                                   --------------           -----------
          Total revenues            4,517,090               4,063,828
                                   --------------           -----------
Costs and expenses:
     General and administrative       827,462                 668,732
     Turnkey drilling and
      development                   1,052,706               1,675,291
     Cost of gas distribution sales         0                  23,741
     Lease operating                  574,021                 209,826
     Lease impairment                 200,000                 100,000
     Legal and accounting             362,979                 301,050
     Marketing                        188,227                 247,313
     Depreciation, depletion
      and amortization                488,891                 237,054
                                   -----------            -------------
          Total costs and
            expenses                3,694,286               3,463,007
                                   -----------            -------------
          Income from operations      822,804                 600,821

Other expense:
     Interest                         143,524                  23,300
                                   -----------            -------------
Income before income tax expense      679,280                 577,521
Income tax expense                      5,041                  61,150
                                   -----------            -------------
Net income                           $674,239                $516,371
                                   ===========            =============
Diluted earnings per share              $0.17                   $0.13
                                   ===========            =============
Basic earnings per share                $0.18                   $0.13
                                   ===========            =============

                     (See Notes to Financial Statements)

                             ROYALE ENERGY, INC.
                           STATEMENTS OF CASH FLOWS

                                              Six Months Ended
                                                  June 30,
                                        --------------------------------
                                             1998              1997
                                        (Unaudited)         (Unaudited)
                                        ---------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                           $674,239          $ 516,371
     Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion and
      amortization                         488,891            237,054
          Loss on impairment of assets     200,000            100,000
     (Increase) decrease in:
          Accounts receivable           (1,369,722)         1,321,024
          Receivable from
           related parties                 (22,584)            (8,716)
          Prepaid expenses and
           other current assets             60,235            125,036
     Increase (decrease) in:
          Accounts payable and
           accrued expenses              1,102,193           (431,256)
          Deferred revenues - DWI          249,774           (596,404)
                                        -------------       ------------

     Net Cash Provided (Used)
      by Operating Activities            1,383,026           1,263,109
                                        -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for oil
      and gas properties                (2,107,068)         (4,805,903)
     Other capital expenditures            (20,934)            (14,691)
                                        -------------       ------------

     Net Cash Used by Investing
      Activities                        ($2,128,002)        (4,820,594)
                                        --------------      ------------




                     (See Notes to Financial Statements)

                             ROYALE ENERGY, INC.
                           STATEMENTS OF CASH FLOWS

                                              Six Months Ended
                                                  June 30,
                                        --------------------------------
                                             1998              1997
                                        (Unaudited)         (Unaudited)
                                        ---------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in receivable from
      related parties, net                  $9,652               3,535
     Decrease in notes receivable           26,400              10,909
     Increase in long-term debt                  0           3,000,000
     Principal payments on notes
      payable                             (100,000)           (300,000)
     Treasury stock purchased             (158,886)            (63,000)
                                        ------------        ------------

     Net Cash Provided (Used)
      by Financing Activities             (222,834)          2,651,444
                                        ------------        ------------

Net Decrease in Cash and Cash
     Equivalents                          (967,810)           (906,041)

Cash at Beginning of Year                 2,032,001          2,595,444
                                        -------------       ------------

Cash at End of Period                    $1,064,191         $1,689,403
                                        =============       ============

SUPPLEMENTAL INFORMATION:

     Cash paid for interest                $143,524             $1,219
                                        =============       ============
     Cash paid for taxes                     $5,041            $61,150
                                        =============       ============

NONCASH TRANSACTIONS:

     Series AA Preferred Stock
      exchanged for common stock                 $0           $260,000
                                        =============       ============
     Series A Preferred Stock
      exchanged for common stock            $30,000            $10,000
                                        =============       ============

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