Form 10QSB
period 1998-09-30
ROYALE ENERGY INC
filed 1998-11-13
CIK 864839

[DESCRIPTION]  FORM 10-QSB

---------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998  Commission File No. 0-22750


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

At __________, 1998, there were a total of _____________ shares of registrant's Common Stock outstanding.

PART I

Item 1.   Financial Statements

                             ROYALE ENERGY, INC.
                                BALANCE SHEETS

                                    September 30,      December 31,
                                      1998               1997
                                   (Unaudited)         (Audited)
                                   ---------------     ------------
     ASSETS
Current assets:
     Cash and cash equivalents           $873,889      $2,032,001
     Accounts receivable                2,720,632       1,823,388
     Receivables from related parties      74,382          34,218
     Note receivable                      119,196         159,024
     Other current assets                  60,300         136,459
                                        ----------     -----------
          Total current assets          3,848,399       4,185,090
                                        ----------     -----------
Oil and gas properties, at cost, net of
     reserve for impairment of $1,008,938
     and $728,938, respectively
     (successful efforts method)       14,190,307      11,098,362
Equipment and fixtures                    328,205         282,153
                                        ----------     -----------
                                       14,518,512      11,380,515

Less accumulated depreciation,
   depletion and amortization           2,643,687       1,871,101
                                        ----------     -----------
                                       11,874,825       9,509,414
                                        ----------     -----------
Other assets:

     Receivable from related parties, net       0           9,652
                                        -----------    -----------
                                                0           9,652
                                        -----------    -----------
               TOTAL ASSETS           $15,723,224      13,704,156
                                      =============    =============


                     (See Notes to Financial Statements)

<Page 3>

                             ROYALE ENERGY, INC.
                                BALANCE SHEETS

                                         September 30,   December 31,
                                           1998             1997
                                          (Unaudited)     (Audited)
                                        --------------   ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued
       expenses                         $2,156,131          $2,112,756
     Deferred revenue from turnkey
       drilling                          2,640,266           1,735,826
                                        -------------       ----------
          Total current liabilities      4,796,397           3,848,582
                                        -------------       ----------

Long-Term Debt, net of current portion   4,350,000           3,900,000

Redeemable preferred stock:
     Series A convertible preferred stock,
     no par value, authorized 259,250 shares,
  issued and outstanding 9,375 and
  16,875, respectively                      19,100              49,100
                                        ---------------     -----------

Stockholders' Equity:
     Common stock, no par value, authorized
       10,000,000 shares, issued and
       outstanding 3,813,960 and
       3,864,300 shares, respectively    8,320,029           8,676,273
     Series AA preferred stock, no par
   value, authorized 147,500 shares,
   issued and outstanding 50,000
   and 50,000, respectively                200,000             200,000
     Accumulated deficit                (1,774,802)         (2,782,299)
                                       --------------       -----------
       Total paid in capital and
     accumulated deficit                 6,745,227           6,093,974
     Less cost of treasury stock,
        37,500 and 37,500 shares,
       respectively                       (187,500)           (187,500)
                    		       -------------	    -----------
       Total Stockholders' equity        6,557,727           5,906,474
                    		       --------------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $15,723,224          $13,704,156
                                       =============         ==========




                     (See Notes to Financial Statements)
<Page 4>

                             ROYALE ENERGY, INC.
                             STATEMENTS OF INCOME

                                               Nine Months Ended
                                                  September 30,
                                            ------------------------------
                                                    1998         1997
                                                 (Unaudited)   (Unaudited)
                                                -------------  -----------
Revenues:
     Oil and gas sales                            $3,323,012   $1,763,439
     Gas distribution                                      0       46,925
     Turnkey drilling                              2,600,384    4,264,423
     Supervisory fees and other                      326,356      303,433
                                                --------------  ----------
       Total revenues                              6,249,752    6,378,220
                                                --------------  ----------
Costs and expenses:
     General and administrative                    1,247,903    1,061,442
     Turnkey drilling and development              1,126,961    2,276,000
     Cost of gas distribution sales                        0       23,741
     Lease operating                                 826,388      395,647
     Lease impairment                                280,000      200,000
     Legal and accounting                            418,630      465,633
     Marketing                                       302,191      344,044
     Depreciation, depletion and
       amortization                                  772,586      398,161
                                                 -------------  ----------
       Total costs and expenses                    4,974,659    5,164,668
                                                 -------------  ----------
       Income from operations                      1,275,093    1,213,552

Other expense:
     Interest                                        239,572       86,903
                                                 -------------  ----------
Income before income tax expense                   1,035,521    1,126,649
Income tax expense                                    28,020       87,352
                                                 -------------  ----------
Net income                                        $1,007,501   $1,039,297
                                                  ==========   ==========
Diluted earnings per share                             $0.26        $0.25
                                                  ==========   ==========
Basic earnings per share                               $0.27        $0.27
                                                  ==========   ==========

                     (See Notes to Financial Statements)
<Page 5>

                             ROYALE ENERGY, INC.
                           STATEMENTS OF CASH FLOWS

                                                Nine Months Ended
                                                     September 30,
                                             ------------------------------
                                                     1998         1997
                                                 (Unaudited)    Unaudited)
                                                 -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                   $1,007,501   $1,039,297
     Adjustments to reconcile net
     income to net cash provided
     by operating activities:
       Depreciation, depletion and
        amortization                                 772,586      398,161
       Loss on impairment of assets                  280,000      200,000
     (Increase) decrease in:
       Accounts receivable                          (897,244)     (64,122)
       Receivable from related parties               (40,164)      (7,876)
       Prepaid expenses and other
         current assets                               76,159       85,799
     Increase (decrease) in:
       Accounts payable and accrued expenses          43,375      170,762
       Deferred revenues - DWI                       904,440     (312,414)
                                                   ----------   -----------

     Net Cash Provided by
       Operating Activities                        2,146,653    1,509,607
                                                   ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for oil and
       gas properties                             (3,371,949)  (5,258,718)
     Other capital expenditures                      (46,052)     (23,339)
                                                   -----------  -----------

     Net Cash Used by Investing
       Activities                                ($3,418,001) ($5,282,057)
                                                  ----------- -------------





                     (See Notes to Financial Statements)
<PAGE 6>

                             ROYALE ENERGY, INC.
                           STATEMENTS OF CASH FLOWS

                                                Nine Months Ended
                                                    September 30,
                                             -------------------------
                                                 1998           1997
                                              (Unaudited)    (Unaudited)
                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in receivable from related
    parties, net                                 $9,652            3,535
  Decrease in notes receivable                   39,828           19,702
  Increase in long-term debt                    450,000        3,400,000
  Principal payments on notes payable                 0         (300,000)
  Treasury stock purchased                     (386,244)         (94,500)
                                             ------------    ------------

  Net Cash Provided by Financing
    Activiti es                                 113,236        3,028,737
                                             ------------    ------------

Net Decrease in Cash and Cash
  Equivalents                                (1,158,112)        (743,713)

Cash at Beginning of Year                     2,032,001        2,595,444
                                             ------------    ------------

Cash at End of Period                          $873,889       $1,851,731
       					     ===========     ============

SUPPLEMENTAL INFORMATION:

  Cash paid for interest                       $239,572          $62,648
					     ===========     ============
  Cash paid for taxes                           $28,020          $87,352
					     ===========     ============

NONCASH TRANSACTIONS:

  Series AA Preferred Stock exchanged
    for common stock                                 $0         $260,000
                                             ============    ============
  Series A Preferred Stock exchanged
    for common stock                            $30,000          $10,000
                                             ============    ============


                           (See Notes to Financial Statements)
<Page 7>

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

Basic and diluted earnings per share are calculated as follows:

                               Nine Months Ended September 30, 1998
			   --------------------------------------------
                              Income          Shares         Per-Share
                             (Numerator)    (Denominator)     Amount
                             -----------    -------------    ----------
Basic EPS
  Income available
     to common stockholders   $1,007,501     3,797,636          $ .27
  							      -------
  Effect of dilutive
     securities stock options     -            128,498
                              ----------     ---------
Diluted EPS
  Income available to common
     stockholders              $1,007,501    3,926,134         $ .26
                               ----------    ---------        -------

                                Nine Months Ended September 30, 1997
                            ---------------------------------------------
                              Income           Shares         Per-Share
                             (Numerator)      (Denominator)    Amount
                             ------------     -------------   ----------
Basic EPS
  Income available to
      common stockholders      $1,039,297     3,853,569        $ .27
                                                               ------
  Effect of dilutive
     securities stock options     -             226,321
                               -----------    ----------
Diluted EPS
  Income available to
     common stockholders       $1,039,297     4,079,890       $ .25
                               -----------    ----------        -----

<Page 8>


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the first nine months of 1998, the Company had a net operating profit of $1,275,093, a $61,541 or 5.1% increase over the net operating profit in the first nine months of 1997 of $1,213,552. The Company's management attribute this improvement to increased revenues from oil and gas sales. For the nine months ended September 30, 1998, the Company reported a net profit of $1,007,501, compared to the net profit of $1,039,297 for the same period in 1997, a $31,796 or 3.1% decrease. Total revenues for the period were $6,249,752, which was a decrease of $128,468 or 2%, when compared to the period in 1997. The decrease in total revenues can be primarily attributable to the decrease in revenues from turnkey drilling during the period when compared to 1997.

Turnkey drilling revenues for the nine months ended September 30, 1998 were $2,600,384 which were offset by drilling and development costs of $1,126,961. For the same period in 1997, turnkey drilling revenues were $4,264,423, while drilling and development costs were $2,276,000. This represents a decrease in revenues of $1,664,039 or 39% and an decrease in costs of $1,149,039 or
50.5%.   The decrease in drilling revenues and costs were primarily due to drilling of ten wells during the first nine months of 1997 versus the drilling of five wells during the same period in 1998. The Company experienced a delay in the drilling of its wells during the third quarter of 1998 due to the processing and analyzing of its seismic data obtained during the fourth quarter of 1997 and first half of 1998. The Company has shifted the drilling of a number of its wells to the fourth quarter of 1998.

Oil and gas revenues for the nine months ended September 30, 1998 were $3,323,012 compared to $1,763,439 for the same period in 1997, which represents a $1,559,573 or 88.4% increase. This increase in revenues was mainly due to the increase in the Company's overall natural gas production, mainly from wells drilled, completed and acquired during 1997.

The Company's oil and gas production costs, which are comprised of lease operating expenses, increased by $430,741, or 109%, to $826,388 for the nine months ended September 30, 1998, from $395,647 for the same period in 1997. This increase in costs can be attributed to the increase in the number of productive wells operated by the Company in the first nine months of 1998 when compared to the same period in 1997.

During the first quarter of 1997, the Company recorded gas distribution revenue from a brokered natural gas sale in the amount of $46,925, which was offset by cost of sales of $23,741. There were no such sales of this type during the period in 1998. The 1997 sale was an isolated trade.

The aggregate of supervisory fees and other income was $326,356 for the nine months ended September 30, 1998, an increase of $22,923 (7.6%) from $303,433 during the same period in 1997.
<Page 9>

This increase was mainly due to the increase in the number of wells the Company operated during the first nine months of 1998 when compared to the first nine months of 1997.

Depreciation, depletion and amortization expense increased to $772,586 from $398,161, an increase of $374,425 (94%) for the nine months ended September 30, 1998, as compared to 1997. This increase in expense can be attributed to the increase in the overall property, plant and equipment owned by the Company.

General and administration expenses increased by $186,461, or 17.6%, from $1,061,442 for the nine months ended September 30, 1997 to $1,247,903 for the same period in 1998. Legal and accounting expense decreased to $418,630 for the period, compared to $465,633 for the first nine months of 1997, a $47,003 (10.1%) decrease. This decrease can be attributed to a decrease in litigation costs during the third quarter of 1998. Marketing expense for the nine months ended September 30, 1998, decreased $41,853 or 12.2%, to $302,191, compared to $344,044 for the same period in 1997. Marketing expense for the Company varies from period to period according to the number of marketing events attended by Company personnel and associated travel costs.

The Company periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. During the first nine months of 1998, $280,000 was recorded as an impairment loss based on this assessment. For the period in 1997, based on this assessment, $200,000 was recorded as an impairment loss.

During the first half of 1997, the Company extended an existing credit line from a major commercial bank, which it used to purchase the California assets of Vernon E. Faulconer, Inc. Because of borrowings pursuant to this credit line, interest expense increased to $239,572 for the nine months ended September 30, 1998 from $86,903 for the same period in 1997.


CAPITAL RESOURCES AND LIQUIDITY:

At September 30, 1998, the Company had current assets totaling $3,848,399 and current liabilities totaling $4,796,397, a $947,998 working capital deficit. The primary reason for this deficit is the Company's obligation to complete wells on behalf of investors who bought fractional working interests from the Company. The Company records these obligations as unexpended drilling funds until the drilling projects are completed. For the industry as a whole, a working capital deficit is not uncommon. Management believes that the Company has sufficient liquidity for the short term.

OPERATING ACTIVITIES. For the nine months ended September 30, 1998, cash provided by operating activities totaled $2,146,653 compared to $1,509,607 provided by operating activities for the same period in 1997. This increase in cash provided can be mainly attributed to an increase in deferred revenues for the period in 1998 when compared to 1997 due to the decrease in drilling for the period in 1998.

<Page 10>


INVESTING ACTIVITIES.   Net cash used by investing activities, primarily in
capital acquisitions of oil and gas properties, amounted to $3,418,001 for the period, compared to $5,282,057 used by investing activities for the same period in 1997. The decrease in cash used can be primarily attributable to the Company's acquisition, during the period in 1997, of the oil and gas properties from Vernon E. Faulconer, Inc. and to the delay in drilling during the period in 1998.

FINANCING ACTIVITIES.   For the nine months ended September 30, 1998, net
cash provided by financing activities was $113,236, compared to cash provided by financing activities for the same period in 1997 of $3,028,737. The primary reason for the difference was due to the increase in long term debt due to the Faulconer property acquisition during the period in 1997. In addition, since April 1998, the Company began repurchasing its own common stock in order to retire it. For the period, the Company repurchased approximately 72,150 shares for $295,262 with an average share price of $4.09.


YEAR 2000 PREPAREDNESS

The Company believes that it is prepared for the challenges to management information and other computer systems presented by Year 2000 ("Y2K"). The majority of computer software used by the Company are Off the Shelf applications, which have released updates to correct for the Y2K issue.
The Off the Shelf software updates have been implemented on or after their originally scheduled update cycle, and therefore did not cause the Company any incremental expense. The Company's major "Off the Shelf" systems include its accounting system and its seismic, geologic, and engineering software.

The Company has also recently implemented a proprietary customer relations system which was developed internally, and which has been written within the last 12 months and were designed to handle dates through 12/31/9999. This application was were not created to fix an existing Y2K problem, but rather to accomplish new tasks which the Company had previously not performed.

The Company has been informed and believes that all outside systems and vendors with which the company communicates, have implemented corrective procedures, or are using non-electronic data interchange, thereby allowing the Company to correctly interface to internal systems.

In short, the Company believes that there will be no significant disruption of its business or its financial condition, resulting from the turn of the Millennium.

<PAGE 11>

PART II

Item 1.   Legal Proceedings

In May 1998 the Company settled a suit filed against the Company and its chairman, its president, and other defendants (Lucille F. Beigel, et al., v. Royale Energy, Inc., et al., San Diego County, California, Superior Court No. 710630). The plaintiffs in that case had alleged fraud, breach of contract, and related claims in connection with investments by direct working interest owners and one Company shareholder who invested primarily in wells developed in Texas between 1989 and 1994. The parties to the suit entered into an agreement to compromise and settle the dispute and end the litigation. The agreement, which settled the dispute and ended the litigation, required the terms of the settlement to remain confidential. Management believes that the settlement did not have a material adverse effect on the Company's operations or financial condition.

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

10.2 Form of Indemnification Agreement, incorporated by reference to Exhibit
     10.3 of the Company's Form 10-SB Registration Statement.



(b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the third quarter of 1998.
<Page 12>


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ROYALE ENERGY FUNDS, INC.



Date:     November 13, 1998            /s/ Donald H. Hosmer
      --------------------         ------------------------------
                                   Donald H. Hosmer, President and
                                   Chief Executive Officer