Form 10KSB
period 1998-12-31
ROYALE ENERGY INC
filed 1999-03-31
CIK 864839

                  SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                   FORM 12b-25

                     NOTIFICATION OF LATE FILING

[X] Form 10-KSB

For the annual period ended December 31, 1998
Commission File No. 0-22750

PART I          REGISTRANT INFORMATION

Full Name of Registrant:

ROYALE ENERGY, INC.

Address of Principal Executive Office:

7676 HAZARD CENTER DRIVE, SUITE 1500
SAN DIEGO, CA 92108

PART II   RULES 12B-25(B) AND (C)

(a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense.

(b) The subject Report on Form 10-KSB will be filed on or before the fifteenth calendar day following the prescribed due date.

PART III  NARRATIVE

The Report on Form 10-KSB for Royale Energy, Inc., (the Company) for the year ended December 31, 1998, is due to be filed on March 31, 1999. As of March 31, 1999, the annual audited financial statement is not yet complete because the Company's independent accountants have not completed their audi procedures regarding reserves and possible impairments of long lived assets. The Company expects that its financial statements will be completed and its Form 10-KSB will be filed before April 15, 1999.

PART IV   OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this information:

Lee Polson                    512-474-8881

(2) Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding

12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

[X] YES          [   ] NO

(3) Is it anticipated that any significant in results of operation from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

[   ] YES          [X ] NO

                                   SIGNATURES

Royale Energy, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: MARCH 30, 1999

ROYALE ENERGY, INC.

/S/ DONALD H. HOSMER
----------------------------------------------------------------------
DONALD H. HOSMER, PRESIDENT

EXHIBITS

99.1 Letter from independent accountants re completion of financial statements (filed herewith)