Form 10KSB
period 1998-12-31
ROYALE ENERGY INC
filed 1999-04-19
CIK 864839

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

State issuer's revenues for its most recent fiscal year:  $8,365,130

At March 31, 1999, there were 2,679,542 outstanding shares of registrant's Common Stock held by non-affiliates, with an aggregate market value of approximately $7,020,400, based on the closing Nasdaq price on that date.

At March 31, 1999, a total of 3,816,846 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes       ; No   X


Exhibit Index appears on page 22.

                        TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . .-1-
     Item 1.   Description of Business . . . . . . . . . . . .-1-
     Item 2.   Description of Property . . . . . . . . . . . .-4-
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . .-8-
     Item 4.   Submission of Matters to a Vote of Security
               Holders . . . . . . . . . . . . . . . . . . . .-8-

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . .-8-
     Item 5.   Market Price of the Company's Common Stock
               and Related Stockholder Matters . . . . . . . .-8-
     Item 6.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations .-9-
     Item 7.   Financial Statements and Supplementary Data . -13-
     Item 8.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure. . . . -13-

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . -13-
     Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a)
               of the Exchange Act . . . . . . . . . . . . . -13-
     Item 10.  Executive Compensation. . . . . . . . . . . . -16-
     Item 11.  Security Ownership of Certain Beneficial
               Owners and Management. . . . . . . . . . . . .-18-
     Item 12.  Certain Relationships and Related Transactions-21-
     Item 13.  Exhibits, Lists, and Reports on Form 8-K. . . -22-
     Signatures. . . . . . . . . . . . . . . . . . . . . . . -23-

FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .-F-1-

                       ROYALE ENERGY, INC.

PART I

Item 1.   Description of Business

Royale Energy, Inc. (the "Company"), is an independent oil and natural gas producer. The Company's principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by the Company. The Company owns wells and leases in major geological basins located mainly in California. The Company offers fractional working interests and seeks to minimize the risks of oil and gas drilling by selling multiple well drilling ventures which do not include the use of debt financing. The Company was incorporated in California in 1986 and commenced operations in 1988. The Company's Common Stock is traded on the Nasdaq National Market System (symbol
ROYL). On March 31, 1999, the Company had sixteen full time and two part time employees.

During the fiscal year ended December 31, 1998, the Company continued its exploration and development of natural gas properties in northern California. The Company drilled eight wells in 1998, of which it elected to complete two as commercially productive wells. Six wells drilled in 1998 were plugged and abandoned as dry holes. The Company's estimated total natural gas reserves declined from approximately 16.9 Bcf at January 1, 1998 to 15.2 Bcf at December 31, 1998.

For the years ended December 31, 1998 and 1997, the Company reported gross revenues in the amounts of $3,789,995 and $5,638,437, respectively, in connection with the drilling of wells on a turnkey contract basis, which represents 45.3% and 62.2% of the Company's total revenues for those years. These amounts are offset by drilling expenses and development costs of $1,541,624 and $3,163,945, respectively. The Company hires, in addition to its own engineering staff, independent contractors to drill, test, complete and equip the wells that it drills.

For the years ended December 31, 1998 and 1997, the Company had oil and natural gas sales from production of its wells in the amounts of $4,101,553 and $2,992,679, respectively, which represents 43.8% and 33.0%, of the Company's total revenues for those years.


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

The Company may also elect to finance part of the drilling cost by selling fractional interests in undeveloped wells. When the Company sells fractional interests to raise capital to drill oil and natural gas wells, the Company generally agrees to drill these wells on a "turnkey contract" basis, so that the holders of the fractional interests prepay a fixed amount for the drilling and completion of a specified number of wells. Under a turnkey contract, the Company recognized gross revenue for the amount paid by the purchaser and agrees to pay the expense of drilling and development of the well for the participants. The actual drilling and development costs may or may not be greater than the gross revenue which is recognized by the Company for its fractional interest sales.

When the Company receives funds from purchase of a turnkey drilling project sold by it, a percentage of the purchasers' funds are used by the Company to prepay lease costs, intangible drilling costs, and other costs as required to allow the drilling project to proceed without delay. These funds are non-refundable once the purchase has been made. The non-refundable portion of the total turnkey drilling project is based on a percentage calculated by estimating the pre-drilling costs as a percentage of total drilling costs for a particular project. The Company recognizes the non-refundable portion of the total purchase price as revenue and the related pre-drilling costs are expensed. The Company records the remaining funds from the sale of working interests as income at the commencement of drilling, and carries its obligation to expend the remaining unexpended funds for drilling wells on behalf of the purchasers as a current liability. See, Note 1 to the Company's Financial Statements. The Company maintains internal records of the expenditure of each investor's funds for drilling projects.

Wells completed by the Company are generally operated by the Company. As operator, the Company receives fees set by industry standards from the owners of fractional interests in the wells and expense reimbursements. For the years ended December 31, 1998, and 1997, the Company earned gross revenues in the amounts of $473,582 and $388,085, from operation of the wells, which represent 5.7% and 4.3% of the Company's total revenues on a consolidated basis for those years, respectively. As of December 31, 1998, the Company is the operator of fifty-one natural gas wells on properties leased by the Company in the Northern Sacramento Valley, Central Sacramento Valley, and Kern County in California.

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

Natural gas demand and the prices paid for gas have become seasonal, showing decreases in the summer and fall. The oil business is not generally seasonal in nature.


Affiliated Entities

On December 31, 1998, Royale Petroleum Corporation ("RPC") owned 27.4% of the Company's Common Stock (excluding rights to purchase shares pursuant to warrants). RPC is owned equally by Donald H. Hosmer and Stephen M. Hosmer, who are brothers. Donald H. Hosmer is president and director of the Company, and Stephen Hosmer is chief financial officer and director of the Company. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer, chairman of the Company's board of directors. See, Security Ownership of Certain Beneficial Owners and Management. RPC is a predecessor and affiliate of the Company. RPC is a Delaware corporation formed in 1985.

The Company had no subsidiaries at December 31, 1998.


Competition, Markets and Regulation

Competition

The exploration and production of oil and natural gas is an intensely competitive industry. The sales of interests in oil and gas projects such as those the Company sells is also very competitive. The Company encounters competition from other oil and natural gas producers, as well as from other entities which invest in oil and gas for their own account or for others, many of which companies are substantially larger than the Company.


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

The exploration, development, production and processing of oil and natural gas are subject to various federal and state laws and regulations to protect the environment. Various federal and state agencies are considering, and some have adopted, other laws and regulations regarding environmental controls that could increase the cost of doing business. These laws and regulations may require: the acquisition of a permit by operators before drilling commences; prohibition of drilling activities on certain lands lying within wilderness areas or where pollution arises; and imposition of substantial liabilities for pollution resulting from drilling operations, particularly operations in offshore waters or on submerged lands. Compliance with such legislation and regulations, together with any penalties resulting from noncompliance therewith, may also increase the cost of oil and natural gas development and production. Certain of these costs may ultimately be borne by the Company. The Company does not presently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect on capital expenditures, earnings or the competitive position of the Company in the oil and natural gas industry; however, since these laws and regulations change frequently, the costs of the Company's compliance with existing and future environmental regulations cannot be predicted.

The preceding discussion of regulation of the oil and natural gas industry is not intended to constitute a complete discussion of the various statutes, rules, regulations or governmental orders to which the Company's operations may be subject.


Item 2.   Description of Property

Since 1993, the Company has concentrated on development of properties in the Sacramento Basin of Northern California. In 1998, the Company drilled two commercially productive wells and six dry holes in Northern California. In 1997, the Company drilled nine commercially productive gas wells and four dry holes in Northern California. The Company also owns other interests in properties in Texas and Oklahoma in connection with joint ventures in which the Company is a participant but is not the operator.

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

The Company has available a $5,000,000 revolving credit line from a major commercial bank for working capital purposes, acquisitions, and development of oil and gas properties. At December 31, 1998, $5,000,000 in loans were outstanding under this credit line. All of the Company's oil and gas properties are pledged to secure this credit line.

The following is a discussion of the Company's significant oil and natural gas properties. Reserves at December 31, 1998, for each property discussed below, have been determined by WZI, Inc., registered professional petroleum engineers, in accordance with its report dated March 1999 (the most recent report available).


Northern California

The Company owns lease interests in 41,566.15 gross (29,120.51 net) acres in 15 gas fields with locations ranging from Tehama County in the north to Kern County in the south, in the Sacramento and San Joaquin Basins in Northern California. At December 31, 1998, the Company operated 51 wells in Northern California, and its estimated total gas reserves in Northern California were approximately 15.2 Bcf, according to the Company's independently prepared reserve report.


Developed and Undeveloped Leasehold Acreage

As of December 31, 1998, the Company owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

                              Developed               Undeveloped
                          Gross       Net           Gross      Net
                          Acres       Acres         Acres      Acres
                          -----       -----         -----      -----
California               11,820.46   8,085.09       27,324.69  20,819.42
All other States          2,421.00     216.00            -          -
                         ---------   --------       ---------  ---------
Total                    14,241.46   8,301.09       27,324.69  20,819.42

Drilling Activities

The following table sets forth the Company's drilling activities during the years ended December 31, 1996, 1997, and 1998. All wells are located in the Continental U.S., in California, Texas, and Oklahoma.

                           Gross Wells (b)                    Net Wells
                         -----------------------------   --------------------
Year Type of Well (a)    Total   Producing (c) Dry (d)  Producing (c) Dry (d)
1996 Exploratory           1        -           1          -          0.3263
     Developmental         8        5           3        1.2573       1.0383

1997 Exploratory           3        1           2         .4430        .6150
     Developmental        10        8           2        3.1507        .7650

1998 Exploratory           -        -           -          -             -
     Developmental         8        2           6         .9727       2.9287

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

As of December 31, 1998, the Company had 51 gross (28.95 net) currently producing natural gas wells.

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

                                1998        1997        1996
NET VOLUME
Oil (Bbl)                           1,238         679        22
Gas (Mcf)                       1,773,294   1,365,562   672,383
Mcfe                            1,785,674   1,376,334   672,603
AVERAGE SALES PRICE
Oil (Bbl)                          $9.42       $14.42    $16.07
Gas (Mcf)                          $2.21        $2.26     $1.79
Net Production Costs & Taxes    $708,137     $460,768  $260,789
Lifting Costs                      $0.39        $0.34     $0.37

Net Proved Oil and Natural Gas Reserves

As of December 31, 1998, the Company had proved developed reserves of 10,386,000 Mcf and total proved reserves of 15,248,000 Mcf of natural gas on all properties leased by the Company. Proved developed reserves are those reserves which are expected to be recovered from already producing completion intervals and are currently producing to a market. Total proved reserves include proved developed reserves and those reserves that are estimated to be recoverable from new wells on undrilled acreage or from existing wells where a major capital expenditure is required for additional completion.

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

Additional data relating to the Company's oil and natural gas properties is disclosed in Supplemental Information About Oil and Gas Producing Activities (Unaudited), attached to the Company's Financial Statements which are part of this document. The oil and natural gas reserve information disclosed in the supplement to the financial statements are based upon the reserve reports for the years ended December 31, 1998 and 1997, prepared by the Company's independent reserve engineering consultants.


Item 3.   Legal Proceedings

None.


Item 4.   Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 1998, no matters were submitted to a vote of the Company's security holders.


PART II

Item 5.   Market Price of the Company's Common Stock and Related Stockholder
          Matters

Since February 25, 1997, the Company's Common Stock has been traded on the Nasdaq National Market System under the symbol "ROYL." From October 1994 until February 24, 1997, the Company's Common Stock was traded on the Nasdaq Small Cap Market. The following table reflects high and low quarterly sales prices from April 1997 through December 1998, and the high and low inter-dealer bid price per share quotations in the Nasdaq Small Cap Market for the first quarter of 1997.

          1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
          High  Low      High  Low      High  Low      High  Low
     1997 6-3/8 4-1/16   5-7/8 4        5-1/8 3-7/16   5-1/4 3-5/8
     1998 4-1/2 3-3/8    5-1/4 4        4-1/4 2-13/16  4-5/8 3

Conversion of Preferred Stock to Common Stock

During the fourth quarter of 1998, 3,125 shares of the Company's Common Stock were issued to one holder of the Company's previously issued Series AA Preferred Convertible Stock, pursuant to the shareholder's exercise of his right to convert his shares of Preferred Stock to Common Stock. The sole consideration received by the Company was the Preferred Stock surrendered in the conversion. Each outstanding share of Series AA Preferred Stock is convertible to Common Stock at a ratio of one share of Common Stock for each of two shares of Preferred. The Preferred Stock had originally been issued prior to 1993 in private placements pursuant to Section 4(2) of the Securities Act of 1933, and to the extent, if any, that the individual shareholder's conversion of his Preferred shares to Common might be considered a sale of securities, the 1998 issuance of Common to the converting Preferred shareholder was also made pursuant to Section 4(2) of the Securities Act of 1933.

Dividends

The Company has not declared or paid any cash dividends to its common shareholders. The board has discussed whether it may wish to declare a dividend in the future. The future determination as to the payment of dividends will depend on the Company's financial condition and other factors deemed relevant by the Company's board of directors.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto and other financial information relating to the Company included elsewhere in this document.

For the past five years, the Company has primarily acquired and developed producing and non-producing natural gas properties in Northern California. The most significant factors affecting the Company's results of operations are (i) changes in the sales price of natural gas, (ii) recording of turnkey drilling revenues and the associated drilling expense, (iii) the containment of costs and expenses on a company wide basis, and (iv) the change in natural gas reserves owned by the Company.

In its past drilling projects, the Company has sold geological and geophysical data developed on the prospects to participants as part of the project costs. The consideration received from these sales constituted an immaterial fraction of the Company's revenues. The Company expects to continue to recover at least part of the cost of its geological and geophysical library from participants in future projects, and the Company may sell information from its library to third party oil industry participants. Due to the increased cost associated with the acquisition of three dimensional seismic data, and to the expected commencement of sales of such data to unaffiliated industry members, the Company has chosen to segregate these assets on its financial statements as Other Capitalized Costs. See, Note 1 to the Company's Financial Statements for the Years Ended December 31, 1998 and 1997 - Other Capitalized Costs.


Results of Operations for the Twelve Months Ended December 31, 1998, as Compared to the Twelve Months Ended December 31, 1997

For the year ended December 31, 1998, the Company achieved a net profit of $774,406, a $735,977 or 48.7% decrease from the net profit in 1997 of $1,510,383. The Company's management attribute this decrease to lower revenues from turnkey drilling and an increase in oil and gas property related expenses. Total revenues for the year ended December 31, 1998 were $8,365,130, which was a decrease of $700,996 or 7.7%, when compared to 1997. The decrease in total revenues can be primarily attributed to the decrease in revenues from turnkey drilling in 1998, compared to 1997.

Although the Company's net profit for 1998 was lower than in 1997, cash flows from operating activities (before deducting non-cash items such as depreciation, lease impairment, and deferred DWI revenues) increased to $3,239,819 in 1998, from $2,998,779 in 1997, and increase of 8%.

Oil and gas revenues for the year ended December 31, 1998 were $4,101,553 compared to $2,992,679 for the same period in 1997, which represents a $1,108,874 or 37.1% increase. This increase in revenues was mainly due to the increase in natural gas production from Company owned wells. The net sales volume for the year ended December 31, 1998, was 1,773,294 Mcf with an average price of $2.21 per Mcf, versus 1,365,562 Mcf with an average price of $2.26 per Mcf for 1997, which represents and increase in net sales volume of 407,732 Mcf or 29.9%. The net sales volume for condensate (natural gas liquids) production was 1,238 barrels with an average price of $9.42 per Bbl for the period ended December 31, 1998, compared to 679 barrels at an average price of $14.42 per Bbl for the same period in 1997, which represents an increase in net sales volume of 559 barrels or 82.3%.

The Company's oil and gas lease operating expenses increased by $409,104, or 67%, to $1,020,541 for the year ended December 31, 1998, from $611,437 for the same period in 1997. This increase in costs can be attributed to an increase in the number of wells operated by the Company, along with workover costs on several of the Company's wells. For 1998, the Company's gross margins on oil and gas production (excluding drilling and development costs) were 75.1%, compared to 79.6% in 1997. The decrease in gross margin was due to both the decrease in the average price the Company received for its natural gas during 1998 and an increase in associated production costs.

For the year ended December 31, 1998, turnkey drilling revenues decreased $1,848,442, to $3,789,995 in 1998 from $5,638,437 in 1997, or 32.8% for the year.  The Company also experienced
a $1,622,321 or 51.3% decrease in drilling and development costs from $3,163,945 in 1997 to $1,541,624 in 1998. This decrease in turnkey revenues and expenses was due to the Company's drilling of eight wells, two of which were commercially productive, that were sold to outside parties in 1998, versus nine productive wells and four dry holes in 1997. The Company's gross margins, or profits, on drilling depend on the Company's ability to accurately estimate the costs associated with the development of projects in which it sells working interests to investors. Costs associated with contract drilling depend on location, well depth, weather, and availability of drilling contractors and equipment. The Company's gross margins on drilling were 59.3% and 43.9% for the years ended December 31, 1998 and 1997, respectively.

During the first quarter of 1997, the Company recorded gas distribution revenue from a brokered natural gas sale in the amount of $46,925, which was offset by cost of sales of $23,741. There were no such sales of this type during 1998. The 1997 sale was an isolated trade.

Our aggregate of supervisory fees and other income was $473,582 for the year ended December 31, 1998, an increase of $85,497 (22%) from $388,085 during 1997. Supervisory fees are charged in accordance with the Council for Petroleum Accountants Societies (COPAS) policy for reimbursement of costs associated with the joint accounting for billing, revenue disbursement, and payment of taxes and royalties. These charges are reevaluated each year and adjusted up or down as deemed appropriate by a published report to the industry by Ernst & Young, Public Accountants. Supervisory fees increased $74,001 or 26.3%, from $281,564 in 1997 to $355,565 in 1998. This change can be attributed to the increased number of wells that the Company operates.

Depreciation, depletion and amortization expense increased to $1,461,511 from $665,694, an increase of $795,817 (119.6%) for 1998, compared to 1997. The depletion rate is calculated using production as a percentage of reserves, and the increase in depletion was mainly due to the increase in gas production during 1998.

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, pursuant to SFAS No. 121. In addition, management also periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. In 1998, the Company changed the method by which it assesses its proved properties from a field-by-field basis to a region-by-region basis, to reflect a more consistent geological relationship between the Company's assets and exploration activities. The 1998 review for impairment under the former, field-by-field basis resulted in an impairment loss of $1,659,048, compared to a 1997 impairment loss of $300,000. However, the change to region-by-region review of proved properties resulted in a reduction of the impairment loss by $1,193,528. This amount is recorded on the Company's 1998 Income Statement as a change in accounting principle for the cumulative change in accounting for the impairment of long-lived assets. The difference of $465,520, between $1,659,048 and $1,193,528, represents the total impairment loss for 1998 after taking into account the accounting change. See, Note 1 to the Company's Financial Statements for the Years Ended December 31, 1998 and 1997.

The Company also reevaluated several of its geological lease and land costs, which had been previously capitalized, in order to write off those prospects which were no longer viable. As a result, $139,664 of previously capitalized costs were written off and recorded as geological and geophysical expense during 1998.

General and administration expenses increased by $169,656, or 11.8%, from $1,437,046 for the year ended December 31, 1997 to $1,606,702 for the same period in 1998. Legal and accounting expense decreased to $544,228 for the period, compared to $658,864 for 1997, a $114,636 (17.4%) decrease. The decrease is due to lower litigation costs in 1998. Marketing expense for the year ended December 31, 1998, decreased $21,047 or 4.74%, to $422,693, compared to $443,740 for 1997. Marketing expense for the Company varies from period to period according to the number of marketing conferences attended by Company personnel and associated travel costs.

During the first half of 1997, the Company extended an existing credit line from a major commercial bank, which it used to purchase the California assets of Vernon E. Faulconer, Inc. Because of borrowings pursuant to this credit line, interest expense increased to $335,373 for the year ended December 31, 1998 from $149,725 for 1997.


Capital Resources and Liquidity

At December 31, 1998, the Company had current assets totaling $2,884,229 and current liabilities totaling $4,084,103, a $1,199,874 working capital deficit. The primary reason for this deficit is the Company's obligation to complete wells on behalf of investors who bought fractional working interests from the Company. The Company records these obligations as deferred revenue from turnkey drilling until the drilling projects are completed. For the industry as a whole, a working capital deficit is not uncommon. Management believes that the Company has sufficient liquidity for the short term.

Operating Activities. For the year ended December 31, 1998, cash provided by operating activities totaled $3,239,819 compared to $2,998,779 provided by operations for 1997. This increase in cash provided in 1998 can be mainly attributed to increased deferred revenues, due to the decrease in drilling in 1998.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $4,942,652 for the period, compared to $6,996,401 used by investing activities for 1997. The decrease in cash used can be primarily attributed to the Company's acquisition, during 1997, of the California assets of Vernon E. Faulconer, Inc. and to the decrease in drilling during 1998.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 1998, was $687,138, compared to $3,434,179 provided by financing activities for the same period in 1997. The primary reason for the difference was the increase in long term debt due to the

Faulconer property acquisition during the period in 1997. In April 1998, the Company began repurchasing its own common stock in open market purchases, in order to retire it. For all of 1998, the Company repurchased 77,150 shares for $310,262 with an average share price of $4.02. In addition, the Company paid $82,250 to two executive officers in 1998 to repurchase stock options. See, Executive Compensation.


Year 2000

The Company believes that it is prepared for the challenges to management information and other computer systems presented by Year 2000 ("Y2K"). In general, Y2K issues relate to the way that many computer programs refer to
dates and their ability to recognize dates after the end of 1999.   The
majority of the Company's computer software are "off-the-shelf" applications,
which have released updates to correct for the Y2K issue.   The off-the-shelf
software updates have been implemented on or after their originally scheduled update cycle, and therefore did not cause the Company any incremental expense. The Company's major off-the-shelf systems include its accounting system and its seismic, geologic, and engineering software.

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

The following persons currently serve as the directors and executive officers of the Company, its subsidiaries and affiliated companies.

                              First Became Director
Name                    Age   or Executive Officer  Positions Held
----                    ---   --------------------  --------------
Harry E. Hosmer*         68    1987                 Chairman of the Board.

Donald H. Hosmer         42    1987                 President, Secretary and
                                                    Director.  Chairman of the
                                                    Board and President of
                                                    Royale Petroleum
                                                    Corporation ("RPC").

Stephen M. Hosmer        32    1991                 Chief Financial Officer and
                                                    Director.  Secretary and
                                                    Director of RPC.

Oscar A.
  Hildebrandt+           63    1995                 Director.

Gilbert C.L. Kemp        65    1998                 Director.

Rodney Nahama            67    1994                 Director.

George M. Watters*+      79    1991                 Director.

*    Member of the audit committee.

+    Member of the compensation committee.

The following summarizes the business experience of each director and executive officer for the past five years.

HARRY E. HOSMER is the Chairman of the Board of the Company. He has served as Chairman since the Company began operations in 1987, and from inception in 1987 until June 1995, he also served as President and Chief Executive Officer. In October 1985, Mr. Hosmer and three of his sons founded Royale Petroleum Corporation, an affiliate of the Company.

DONALD H. HOSMER is President, Chief Executive Officer, Secretary, and Director of the Company. He has served as an executive officer and Director of the Company since its inception in 1987, and in June 1995 he became President and Chief Executive Officer. Prior to becoming President, he was Executive Vice President, responsible for marketing working interests in oil and gas projects developed by the Company. He was also responsible for investor relations and communications. Donald H. Hosmer is the son of Harry E. Hosmer and brother of Stephen M. Hosmer.

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

OSCAR HILDEBRANDT, D.V.M., is a Director and is Chairman of the Company's Compensation Committee. From 1994 to 1995 he served as an advisory member of the Company's Board of Directors. Dr. Hildebrandt practiced veterinary medicine as President of Medford Veterinary Clinic, Medford, Wisconsin, from 1960 to 1990. Since 1990, Dr. Hildebrandt has engaged independently in veterinary practice consulting services. He has served on the board of directors of Fidelity National Bank - Medford, Wisconsin, and its predecessor bank from 1965 to the present and is past chairman of the board of the Bank. From 1990 to the present he has acted as a financial advisor engaged in private business interests. Dr. Hildebrandt received a Bachelor of Science degree from the University of Wisconsin in 1954 and a Doctor of Veterinary Medicine degree from the University of Minnesota in 1958.

GILBERT C. L. KEMP currently manages the California operations of Western Atlas, Inc., a New York Stock Exchange company. Mr. Kemp was a founding member of 3D Geophysical, Inc., where he served as Vice President from 1996 until March 1998. In March 1998 3-D Geophysical, whose stock had been listed on the Nasdaq National Market System since February 1996, merged with Western Atlas, Inc. During the years 1987 to 1995, Mr. Kemp served as President and CEO of Kemp Geophysical Corporation, which owned and operated seismic crews in the United States and Canada.

RODNEY NAHAMA, a Director of the Company, was employed as president and chief executive officer of Nahama & Weagant Energy Co. from 1971 until March 1994. Since March 1994, Mr. Nahama has pursued private business interests, including the provision of geologic consulting services to the Company.
Mr. Nahama holds a B.A. degree in geology from the University of California, Los Angeles, and an M.A. degree in geology from the University of Southern California. He was an independent exploration geologist from 1965 to 1971 and prior to that served as a geologist with Franco Western Oil Company from 1963 to 1965. Between 1957 and 1963, Mr. Nahama worked as an exploration geologist with Honolulu Oil Company, Getty Oil Company, and Sunray Oil Company. Mr. Nahama is a member of the American Association of Petroleum Geologists, the San Joaquin Geological Society, the California Independent Petroleum Association and the Independent Petroleum Association of America.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that the Company's directors, certain officers, and greater than 10 percent shareholders are required to file reports of ownership and changes in ownership with the SEC and the NASD and to furnish the Company with copies of all such reports they file. Directors Oscar A. Hildebrandt and Gilbert C. L. Kemp have each filed one late report of purchases or sales of securities during 1998. Except for these two reports, and based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no reports were required, the Company believes that no other persons failed to file required reports on a timely basis during or in respect of 1998.

Item 10.  Executive Compensation

The following table summarizes the compensation of chief executive officer and the other most highly compensated executive officers of the Company and its subsidiaries during the past year.

                    Annual Compensation
                    -------------------
(a)              (b)        (c)     (d)        (e)               (f)

                                       Other Annual      All Other
                                       Compensation    Compensation
Name               Year   Salary   Bonus         (1)            (2), (3)
---------------    ----   -------  --------- -------------   -------------

Donald H. Hosmer,  1998   $121,169 $10,000    $368           $53,350
  President        1997   $103,974            $356
                   1996   $100,000            $703
Harry E. Hosmer,   1998   $130,000            $669
 Chairman          1997   $110,000            $299
                   1996   $122,444            $882
Stephen M. Hosmer, 1998    $97,808 $10,000    $340           $37,269
 Chief Financial   1997    $75,995            $361
 Officer           1996    $73,385            $412

(1) Under the terms of a plan adopted by the board of directors in 1989, each of the listed executives have elected to participate in wells drilled by the Company. See, Certain Relationships and Related Transactions. The costs that they incurred for interests acquired in wells pursuant to this policy are less than would have been the cost of purchasing an equivalent percentage as working interests in these wells which are sold to unaffiliated outside investors. The difference between the executives' actual cost and the cost incurred by outside investors could be considered as additional compensation to them. However, the Company's management does not believe that the amount of such difference is significant. In addition, prior to June 1995, the Company advanced funds to the executives to pay for their well participation interests. To the extent that the advances amount to interest free loans, the executives could also be considered to have received additional compensation. The Other Annual Compensation in the foregoing table consists of the amounts which the Company's management believe may be considered income to be imputed from such foregone interest. The imputed interest was estimated using approximate amounts due at the end of each period, as if that amount had been due for the entire period. The imputed interest rate used by the Company is currently 7.5% simple interest per annum. In June 1995, the Company's policy regarding advancement of funds was changed. The current policy requires that all such purchases of interests in wells must be paid in cash.

(2) Includes the amount received upon resale of stock options to the Company in September 1998 by Donald Hosmer ($51,750) and Stephen Hosmer ($34,400). See, Aggregated 1998 Option Exercises and Year-End Values.

(3) Includes the Company's matching contribution for Donald Hosmer ($1,600) and Stephen Hosmer ($2,769) to the Company's retirement savings plan initiated in April 1998.

No Stock Options Were Granted in 1998

The Company did not grant any stock options or stock appreciation rights to its officers or employees during 1998.


Aggregated 1998 Option Exercises and Year-End Values

None of the executive officers named in the Summary Compensation Table exercised any stock options or stock appreciation rights in 1998, 1997, or 1996. The following table summarizes the number and value of all unexercised stock options held by those executive officers at the end of 1998.

     (a)          (b)         (c)          (d)                   (e)
                                        Number of
                                        Securities            Value of
                                        Underlying            Unexercised In-
                   Number of            Unexercised           the-Money
                   Securities           Options/SARs          Options/SARs at
                   Underlying           at FY-End (#)         FY-End ($) (1)
                   Options/
                   SARs       Value     Exercisable/          Exercisable/
Name               Exercised  Realized  Unexercisable         Unexercisable
-----------------------------------------------------------------------------
Harry E. Hosmer    -          -         45,000/0              $35,700/0
Donald H. Hosmer   30,000(2)  $51,750   15,000/0              $   900/0
Stephen M. Hosmer  20,000(2)  $34,500   10,000/0              $   600/0

(1) Based on a fair market value of $3.06 per share, which was the closing bid price of the Company's Common Stock in the Nasdaq National Market System on December 31, 1998.

(2) On September 29, 1998, the noted officers exercised their rights to resell previously granted stock options to the Company under a plan adopted by the board of directors in July 1998, offering to repurchase officers' stock options prior to September 30, 1998. Donald Hosmer and Stephen Hosmer sold their stock options to the Company for $1.72 per share, which was the difference between the exercise price of the stock options ($1.90 per share)and the stock's closing market price on September 30, 1998 ($3.62 per share).

Compensation of Directors

Each director who is not an employee of the Company receives a quarterly fee for their services, which in 1998 was set at $1,700 for the first quarter and raised to $1,785 for each of the remaining three quarters, plus a fee of $250 for each Board or Board Committee meeting attended. In addition, the Company
reimburses directors for the expenses they incur for their service   No
directors received any stock options or stock appreciation rights in 1998.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the ownership of the Company's voting securities as of December 31, 1998, by: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of each class of equity securities, (ii) each director of the Company, and (iii) all directors and officers of the Company as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.

Common Stock

On December 31, 1998, 3,808,613 shares of the Company's Common Stock were outstanding.


                                       Shares Owned (1)
                                       ----------------
Shareholder (2)                     Number                 Percent
---------------                     ------                --------
Royale Petroleum Corporation        1,274,076  (3), (4)   31.54%
Donald H. Hosmer                    1,290,076  (3), (4)   31.96%
Harry E. Hosmer                        45,000  (4)         1.17%
Oscar A. Hildebrandt                   59,033  (5)         1.54%
Stephen M. Hosmer                   1,285,236  (3), (4)   31.84%
Gilbert C. L. Kemp                      5,000             Less than 1%
Owen LeTissier
St. Peter Port
Guernsey, Channel Islands             400,000  (6)        10.50%
Rodney Nahama                          14,000             Less than 1%
George M. Watters                      77,500  (7)         2.02%
All directors and officers as a
group (7 persons)                   1,501,859  (3)        35.99%

(1) Includes shares which the listed shareholder has the right to acquire before March 1,1999, from options or warrants, as follows: Royale Petroleum Corporation 230,555, Donald H. Hosmer 15,000, Harry E. Hosmer 45,000, Stephen M. Hosmer 10,000, Oscar Hildebrandt 20,000, Rodney Nahama 14,000, George M. Watters 30,000, and all officers and directors as a group (excluding Royale Petroleum Corporation) 134,000.

(2) Unless otherwise indicated, the mailing address of each listed shareholder is 7676 Hazard Center Drive, Suite 1500, San Diego, California 92108.

(3) Because Messrs. Donald and Stephen Hosmer are directors of Royale Petroleum Corporation ("RPC") and have power to vote the shares of Common Stock owned by RPC, pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, each of them may be deemed to be the beneficial owner of all the Common Stock owned by RPC. Accordingly, the 1,274,076 shares of the Company owned by RPC are included in the number of shares held by both Donald and Stephen Hosmer and in the number of shares owned by all officers and directors as a group.

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


Preferred Stock

Holders of each series of Convertible Preferred Stock have voting rights equal to the number of shares into which they are convertible. None of the Preferred shareholders have the right to vote as much as 5% of the shares entitled to vote when taking into account the total number of both Common and Preferred shares. On December 31, 1998, there were 9,375 shares of Series A and 43,750 shares of Series AA Convertible Preferred Stock outstanding. The shares of each series of Preferred shares is convertible into the Company's Common Stock at the option of the security holder, at the rate of two shares of Convertible Preferred Stock for each share of Common Stock. To the Company's knowledge, none of the Preferred shareholders would own more than 1% of the Company's Common Stock, if their Preferred shares were converted to Common shares.

                                     Series A         Series AA
                                     --------         ---------
Shareholder                          Number     %     Number     %
-----------                          ------     -     ------     -
Richard G. and Margaret E. Algire    3,125      33.3%
Marjorie Carson                                       6,250      14.28%
June L. Ginnings                                      3,125       7.14%
Overland Bank                                         6,250      14.28%
Audrey Sanabria & B.G. Dienelt, Jr.                   3,125       7.14%
George Singleton                                      6,250      14.28%
James S. Trowbridge                  6,250      66.7%
William W. Well                                       6,250      14.28%
Jerome Winston                                        6,250      14.28%

                                     Series A         Series AA
                                     --------         ---------
Shareholder                          Number     %     Number     %
-----------                          ------     -     ------     -
Nim E. Wire                                           6,250      14.28%
All officers and directors as a
group (7 persons).                   0          0.0%  0           0.0%

Item 12.  Certain Relationships and Related Transactions

In 1989, the board of directors adopted a policy (the "1989 policy") that permits each director and officer of the Company to purchase from the Company, at its cost, up to one percent (1%) fractional interest in any well to be drilled by the Company. When an officer or director elects to make such a purchase, the amount charged per each percentage working interest is equal to the actual pro rata cost to the Company of drilling and completion costs, rather than the higher amount that the Company charges to working interest holders for the purchase of a percentage working interest in a well. Of the current officers and directors, Donald Hosmer, Stephen Hosmer, Harry E. Hosmer, and Oscar Hildebrandt have at various times elected to purchase interests in certain wells drilled by the Company under the 1989 policy.

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

Donald and Stephen Hosmer have each individually participated in 32 wells under the 1989 policy. Donald and Stephen Hosmer have also participated in 27 wells in the name of RPC, a corporation jointly owned by them, beginning in 1996. The Hosmer Trust, a trust for the benefit of family members of Harry E. Hosmer, has participated in 31 wells.

During 1998, Donald and Stephen Hosmer invested in one well under the 1989 policy in the name of RPC and was charged a total of $710 for its 0.25% interest. Also in 1998, RPC was charged $3,592 for wells in which it purchased interests in 1997, but which were not drilled until 1998.

Donald Hosmer's 1998 investments in wells under the 1989 policy totaled $5,833 for 0.25% interests in seven wells. In 1998, Stephen Hosmer invested purchased 0.25% interests in four wells and 0.125% interests in three wells under the 1989 policy, for a total investment of $4,453.

The Hosmer Trust purchased 1.0% interests in seven wells during 1998 for a total investment of $23,330.

Prior to June 1995, the Company had advanced to the participants under the 1989 policy, the funds with which to purchase their interests, with funds to be repaid from future production from the working interests, with advances to be repaid from well production. Each month, participants are credited with well income and charged with well expenses from producing wells, at the same time as other investors including working interest purchasers. Each officer and director who participates in one or more wells with the Company has a single account to which all charges and income from all wells is credited. In June 1995, the Company's policy regarding the advancement of funds was changed. Current policy requires that all such purchases of interests in wells must be paid in cash. At December 31, 1998, the following executive officers and their affiliates owed the following amounts on advances for well participations: Donald Hosmer $5,720; Stephen Hosmer $4,578; RPC $526; the Hosmer Trust $14,513.


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

10.2 Form of Indemnification Agreement, incorporated by reference to Exhibit
     10.3 of the Company's Form 10-SB Registration Statement.


(b)  Reports on Form 8-K

The Company filed no Reports on Form 8-K during the last fiscal quarter of 1998.


                               Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ROYALE ENERGY, INC.

Date:  April 15, 1999                    /s/ Donald H. Hosmer
                                ----------------------------------
                                Donald H. Hosmer, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Date:  April 15, 1999                    /s/ Harry E. Hosmer
                                ---------------------------------
                                Harry E. Hosmer, Chairman of the
                                Board

Date:  April 15, 1999                   /s/ Donald H. Hosmer
                                ---------------------------------
                                Donald H. Hosmer, Chief Executive
                                Officer, President, Secretary, and Director

Date:  April 15, 1999                   /s/ Stephen M. Hosmer
                                ----------------------------------
                                Stephen M. Hosmer, Chief Financial
                                Officer and Director

Date:  April 15, 1999                  /s/ Oscar A. Hildebrandt
                                -----------------------------------
                                Oscar A. Hildebrandt, Director

Date:  April 15, 1999                  /s/ Gilbert C. L. Kemp
                                -----------------------------------
                                Gilbert C.L. Kemp, Director

Date: April 15, 1999                   /s/ Rodney Nahama
                                -----------------------------------
                                Rodney Nahama, Director

Date:
     ---------------            -----------------------------------
                                George M. Watters, Director

                           ROYALE ENERGY, INC.
                      INDEX TO FINANCIAL STATEMENTS
                         AND SUPPLEMENTARY DATA
                                                         Page

Index to Financial Statements. . . . . . . . . . . . . . .           F-1

Report of Brown Armstrong Randall Reyes Paulden & McCown,
   Independent Auditors. . . . . . . . . . . . . . . . . .           F-2

Balance Sheets at December 31, 1998 and 1997 . . . . . . .           F-3

Statements of Income for the Years Ended
   December 31, 1998 and 1997. . . . . . . . . . . . . . .           F-5

Statements of Stockholders' Equity for the
   Years Ended December 31, 1998 and 1997. . . . . . . . .           F-7

Statements of Cash Flows for the Years
   Ended December 31, 1998 and 1997. . . . . . . . . . . .           F-9

Notes to the Financial Statements. . . . . . . . . . . . .          F-11

Supplemental Information About Oil and Gas Producing
   Activities (Unaudited). . . . . . . . . . . . . . . . .          F-26


Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

               REPORT OF INDEPENDENT AUDITORS

          Shareholders and Board of Directors
          Royale Energy, Inc.

          We have audited the accompanying balance sheets of Royale Energy, Inc. (a California corporation) as of December 31, 1998 and 1997, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

          In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Royale Energy, Inc., as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

          As discussed in Note 1 to the financial statements, during 1998, the Company changed its method of evaluating its oil and gas properties for impairment.

                             BROWN ARMSTRONG RANDALL
                             REYES PAULDEN & McCOWN
                             ACCOUNTANCY CORPORATION

          Bakersfield, California
          March 5, 1999

                         ROYALE ENERGY, INC.
                            BALANCE SHEETS

                                ASSETS

                                        December 31, December 31,
                                             1998         1997
                                        ------------  -----------
CURRENT ASSETS
  Cash and cash equivalents             $1,016,306   $2,032,001
  Accounts receivable                    1,531,259    1,823,388
  Receivables from related parties          49,412       34,218
  Note receivable                          118,149      159,024
  Other current assets                     169,103      136,459
                                         ----------   ----------
    Total Current Assets                 2,884,229    4,185,090
                                         ----------   ----------

OIL AND GAS PROPERTIES (SUCCESSFUL EFFORTS
BASIS), EQUIPMENT AND FIXTURES, NET     11,597,827    9,288,487
                                        ----------   ----------

OTHER ASSETS
  Other capitalized costs                  927,208      220,927
  Receivables from other related parties     7,151        9,652
                                        ----------   ----------

    Total Other Assets                     934,359      230,579
                                        ----------   ----------

                                       $15,416,415  $13,704,156
                                       ===========  ===========

The accompanying notes are an integral part of these financial statements

                          ROYALE ENERGY, INC.
                            BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY
<BTB>

                                        December 31, December 31,
                                             1998         1997
                                        ------------ ------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses $1,249,127   $2,112,756
  Deferred revenue from turnkey
  drilling                               2,834,976    1,735,826
                                        ----------   ----------

    Total Current Liabilities            4,084,103    3,848,582
                                        ----------   ----------

LONG-TERM DEBT, NET OF CURRENT PORTION   5,000,000    3,900,000
                                        ----------   ----------

REDEEMABLE PREFERRED STOCK
  Series A, convertible preferred stock,
  no par value, 59,250 shares authorized;
  9,375 and 16,875 shares, respectively,
  issued and outstanding                    19,100       49,100
                                        ----------   ----------

STOCKHOLDERS' EQUITY
  Common stock, no par value, 10,000,000
  shares authorized; 3,808,613 and
  3,864,300 shares, respectively,
  issued and outstanding                 8,240,605    8,676,273
  Convertible preferred stock, Series AA,
  no par value, 147,500 shares authorized;
  43,750 and 50,000 shares, respectively,
  issued and outstanding                   175,000      200,000
  Accumulated deficit                   (2,007,893)  (2,782,299)
                                        -----------  -----------

    Total paid in capital and
    accumulated deficit                  6,407,712    6,093,974
                                        ----------   ----------

  Less cost of treasury stock 19,300
  and 37,500 shares, respectively          (94,500)    (187,500)
                                        -----------  -----------

    Total Stockholders' Equity           6,313,212    5,906,474
                                        ----------   ----------

                                        $15,416,415  $13,704,156
                                        ===========  ===========

The accompanying notes are an integral part of these financial statements.

                          ROYALE ENERGY, INC.
                        STATEMENTS OF INCOME
           FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                <BTB>

                                        Year Ended   Year Ended
                                        December 31, December 31,
                                            1998         1997
                                        ------------ ------------
REVENUES
  Sale of oil and gas                   $ 4,101,553  $ 2,992,679
  Gas distribution                               -        46,925
  Turnkey drilling                        3,789,995    5,638,437
  Supervisory fees and other                473,582      388,085
                                        -----------  -----------

    Total Revenues                        8,365,130    9,066,126
                                        -----------  -----------

COSTS AND EXPENSES
  Cost of gas distribution sales                 -        23,741
  General and administrative              1,606,702    1,437,046
  Geological and geophysical expense        139,664           -
  Turnkey drilling and development        1,541,624    3,163,945
  Lease operating                         1,020,541      611,437
  Lease impairment                        1,659,048      300,000
  Legal and accounting                      544,228      658,864
  Marketing                                 422,693      443,740
  Depreciation, depletion and
  amortization                            1,461,511      665,694
                                        -----------  -----------

    Total Costs and Expenses              8,396,011    7,304,467
                                        -----------  -----------

INCOME (LOSS) FROM OPERATIONS               (30,881)   1,761,659
                                        -----------  -----------

OTHER (EXPENSE)
  Interest                                 (335,373)    (149,725)
                                        -----------  -----------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE
  AND CHANGE IN ACCOUNTING PRINCIPLE       (366,254)   1,611,934
                                        -----------  -----------

INCOME TAX EXPENSE                           52,868      101,551
                                        -----------  -----------

NET INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE                     (419,122)   1,510,383

CHANGE IN ACCOUNTING PRINCIPLE - CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING FOR THE
  IMPAIRMENT OF LONG-LIVED ASSETS         1,193,528           -
                                        -----------  -----------

NET INCOME                              $   774,406  $ 1,510,383
                                        ===========  ===========
                                                     (Continued)

The accompanying notes are an integral part of these financial statements.

                          ROYALE ENERGY, INC.
                         STATEMENTS OF INCOME
            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                        Year Ended   Year Ended
                                        December 31, December 31,
                                            1998         1997
                                        ------------ ------------
BASIC EARNINGS (LOSS) PER COMMON SHARE
  (See Note 1)

  Net income (loss) before changes
  in accounting principles              $     (0.11) $      0.39
                                        ===========  ===========

  Changes in accounting principles
  per common share                      $      0.31  $        -
                                        ===========  ===========

  Net income per common share           $      0.20  $      0.39
                                        ===========  ===========

  Diluted earnings per common share
  (see Note 1)                          $      0.19  $      0.37
                                        ===========  ===========

The accompanying notes are an integral part of these financial statements.

                               ROYALE ENERGY, INC.
                        STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                 Preferred Stock
              Common Stock          Series AA                    Treasury Stock
          -------------------- ------------------             -----------------
          Number               Number
          of Shares            of Shares
          Issued               Issued                           Number
          and Out-             and Out-            Accumulated  of
          standing   Amount    standing   Amount     Deficit    shares  Amount
          --------- ---------- --------- --------  ------------ ------ --------
Balance,
January
1, 1997   3,834,049 $8,386,273 115,000   $460,000  $(4,292,682)  4,200  $ 21,000

Shares
issued
in
connection
with
preferred
stock
Series A
Conversion    3,750     30,000      -          -           -        -         -

Shares
issued in
in
connection
with
preferred
stock
Series AA
Conversion   32,501    260,000      -          -           -        -         -

Shares
Purchased        -          -       -          -           -    33,000   166,500

Shares
redeemed
and
canceled     (6,000)        -  (65,000)  (260,000)         -        -         -

Net Income       -          -       -          -     1,510,383      -         -
          --------- ---------- --------- --------- -----------  ------  --------
Balance,
December
31, 1997  3,864,300 $8,676,273  50,000   $200,000  $(2,782,299) 37,500  $187,500
          ========= ==========  ======== ========= ============ ======  ========

                             (Continued on next page)

                               ROYALE ENERGY, INC.
                        STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                 Preferred Stock
              Common Stock          Series AA                    Treasury Stock
          -------------------- ------------------             -----------------
          Number               Number
          of Shares            of Shares
          Issued               Issued                           Number
          and Out-             and Out-            Accumulated  of
          standing   Amount    standing   Amount     Deficit    shares  Amount
          --------- ---------- --------- --------  ------------ ------ --------
Balance,
January
1, 1998   3,864,300 $8,676,273  50,000   $200,000  $(2,782,299) 37,500 $187,500

New
Shares
Issued       18,060         -       -          -            -       -        -

Shares
issued
in
connection
with
preferred
stock
Series A
Conversion    3,750     30,000      -          -           -        -        -

Shares
issued in
in
connection
with
preferred
stock
Series AA
Conversion    3,125     25,000      -          -           -        -        -

Stock
Options
Repurchased      -     (86,250)     -          -           -        -        -

Shares
redeemed
and
canceled    (80,622)  (404,418) (6,250)   (25,000)         -   (18,200) (93,000)

Net Income       -          -       -          -       774,406      -        -
          --------- ---------- --------- --------- -----------  ------ --------
Balance,
December
31, 1998  3,808,613 $8,240,605  43,750   $175,000  $(2,007,893) 19,300  $ 94,500
          ========= ==========  ======== ========= ============ ======  ========

The accompanying notes are an integral part of these financial statements.

                          ROYALE ENERGY, INC.
                       STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                        Year Ended   Year Ended
                                        December 31, December 31,
                                            1998         1997
                                        ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                            $   774,406  $ 1,510,383
  Adjustment to reconcile net income
   to net cash provided by operating
   activities:  Depreciation,
    depletion and amortization            1,461,511      665,694
    Loss on lease impairment                465,520      300,000
    (Increase) decrease in:
      Accounts receivable                   292,129      105,084
      Receivable from related parties         2,501       (6,117)
      Prepaid expenses and other assets     (32,644)      54,076
      Notes receivable                       40,875      (27,177)
    Increase(Decrease) in:
      Accounts payable and accrued
       expenses                            (863,629)     165,051
      Deferred revenues - DWI             1,099,150      231,785
                                        -----------  -----------

       Net Cash Provided by
         Operating Activities             3,239,819    2,998,779
                                        -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for oil and gas
   properties                            (4,817,413)  (6,929,049)
  Proceeds from sale of oil and
   gas properties                                -         7,307
  Other capital expenditures               (125,239)     (74,659)
                                        -----------  -----------

    Net Cash Used by Investing
     Activities                          (4,942,652)  (6,996,401)
                                        -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  (Increase) decrease in receivable from
   related parties, net                     (15,194)         679
  Proceeds from line of credit            1,100,000    3,900,000
  Principal payments on notes payable            -      (300,000)
  Common stock purchased and canceled      (397,668)          -
  Treasury stock sold                            -      (166,500)
                                        -----------  -----------

    Net Cash Provided by Financing
     Activities                             687,138    3,434,179
                                        -----------  -----------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                        (1,015,695)    (563,443)

CASH AT BEGINNING OF YEAR                 2,032,001    2,595,444
                                        -----------  -----------

CASH AT END OF YEAR                     $ 1,016,306  $ 2,032,001
                                        ===========  ===========

                       (Continued on next page)

                       ROYALE ENERGY FUNDS, INC.
                       STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                        Year Ended   Year Ended
                                        December 31, December 31,
                                            1998         1997
                                        ------------ ------------

SUPPLEMENTAL INFORMATION:

  Cash paid for interest                $    335,373 $    149,725

  Cash paid for taxes                            800      101,551

NONCASH TRANSACTIONS:

  Series A preferred stock exchanged
    for common stock                          30,000       30,000

  Series AA stock exchanged for
    common stock                              25,000      260,000

  Treasury stock reclassed to
    common stock                              93,000           -

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

The Company enters into turnkey drilling agreements with investors to develop leasehold acreage acquired by the Company. The Company receives funds from investors for the drilling and completion of oil and gas wells. A percentage of total funds invested are used by the Company to pay their share of the land costs and other costs as required to allow the drilling projects to proceed without delay. These funds are non-refundable once the investment has been made. The non-refundable portion of the total Turnkey Drilling investment is based on a percentage calculated by estimating the pre-drilling costs as a percentage of total drilling costs for a particular investment. The non-refundable portion of the total investment is recognized as revenue and the related pre-drilling costs are expensed. If costs exceed revenues and the Company participates as a working interest owner, the excess is capitalized as the cost of the Company's working interest. If the Company is unable to drill the wells, and a suitable replacement well is not found, the deferred funds received would be returned to the investors. If the drilling effort is successful, each investor receives a working interest in the wells, and the Company, along with the investors, receive an assignment of working interests. Included in cash and cash equivalents are amounts for use in the completion of Turnkey drilling programs in progress.

Oil and Gas Property and Equipment (Successful Efforts)

The Company accounts for its oil and gas exploration and development costs using the successful efforts method. Leasehold acquisition costs are capitalized. If proved reserves are found on an undeveloped property, leasehold cost is transferred to proved properties. Significant undeveloped leases are reviewed periodically and a valuation allowance is provided for any estimated decline in value. Cost of other undeveloped leases is expensed over the estimated average life of the leases. Cost of exploratory drilling is initially capitalized but is subsequently expensed if proved reserves are not found. Other exploratory costs are charged to expense as incurred. Development costs, including unsuccessful development wells, are capitalized. Depletion, depreciation and amortization of oil and gas producing properties are computed on an aggregate basis using the units-of-production method.

Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and/or Long-Lived Assets to be Disposed of", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 121 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company periodically assessed its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows. Prior to 1998, the Company performed the impairment review on a field by field basis. In 1998, management decided to perform the impairment review on a region by region basis. According to management, regional aggregations of fields are more consistent with the company's operations and identifiable sources of cash flows. Regional aggregations of fields also correctly reflect geological relationships between proved reserves. This change is reflected as a change in accounting principle on the Company's income statement. The change does not have a material effect on the prior period's net income.

In 1997, $300,000, was recorded as an impairment loss based on management's assessment. Impairment loss for the year ended December 31, 1998 was $1,659,048 reduced by $1,193,528 as a result of the change in accounting principle for a net expense of $465,520.

Upon the sale of oil and gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of operations under loss on leases.

Other Capitalized Costs

Other capitalized costs are related to 3D seismic studies performed by an outside Geophysical and Geological company on behalf of the Company. The cost of this data is based on cost per square mile multiplied by the number of squares analyzed. The data is used by the Company to enhance or evaluate proposed developments of its proved and unproved fields, as well as held for sale to outside parties. As the Company uses the data for its exploratory and development projects, that portion of the capitalized costs used will be reclassified as proved oil and gas properties or expensed. The portion of the data library not used by the Company for its projects will be amortized over a three year period using the straight-line method.

As of the audit report date, the Company had not licensed and/or sold seismic data to outside parties.

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

Earnings (Loss) Per Share (SFAS 128)

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

Basic and diluted earnings (loss) per share are calculated as follows:

                                        For the Year Ended 1998
                                   --------------------------------------
                                     Income         Shares       Per-Share
                                   (Numerator)    (Denominator)   Amount
                                   ------------   -------------  --------
Basic Earnings (Loss) Per Share:
  Net income (loss) available to
   common stock before changes in
   accounting principles           $  (419,122)     3,839,127    $  (0.11)
  Changes in accounting principles   1,193,528                       0.31
                                   -----------    -----------    --------

  Net income (loss) available
   to common stock                 $   774,406                   $   0.20
                                   ===========    ===========    ========

Diluted Earnings (Loss) Per Share:
  Net income (loss) available to
   common stock before changes in
   accounting principles           $  (419,122)     3,839,127    $  (0.11)
  Effect of dilutive securities
   and stock options                        -         294,883         .01
                                   -----------     ----------    --------
  Net income (loss) available to
   common stock before changes in
   accounting principles              (419,122)     4,134,010       (0.10)
  Changes in accounting principles   1,193,528                       0.29
                                   -----------     ----------    --------

  Net income (loss) available
   to common stock                 $   774,406                   $   0.19
                                   ===========     ==========    ========

<BTB>

                                         For the Year Ended 1997
                                   --------------------------------------
                                     Income         Shares       Per-Share
                                   (Numerator)    (Denominator)   Amount
                                   ------------   -------------  --------
Basic Earnings Per Share:
  Net income available to
   common stock before changes in
   accounting principles           $ 1,510,383     3,861,589     $   0.39
  Changes in accounting principles          -                         -
                                   -----------    -----------    --------

  Net income available
   to common stock                 $ 1,510,383                   $   0.39
                                   ===========    ===========    ========

Diluted Earnings Per Share:
  Net income available to
   common stock before changes in
   accounting principles           $ 1,510,383     3,861,589     $   0.39
  Effect of dilutive securities
   and stock options                        -        244,006         (.02)
                                   -----------    ----------     --------
  Net income available to
   common stock before changes
   in accounting principles          1,510,383     4,105,595         0.37
  Changes in accounting principles          -                         -
                                   -----------    ----------     --------

  Net income available
   to common stock                 $ 1,510,383                   $   0.37
                                   ===========    ==========     ========

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

New Accounting Pronouncements

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is the same as net income for all years presented.

Effective January 1, 1998, the Company adopted Statement of Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This statement requires the Company to report income/loss, revenue, expense and assets by business segment including information regarding the revenues derived from specific products and services and about the countries in which the Company is operating. The Statement also requires that the Company report descriptive information about the way that operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements and changes in the measurement of segment amounts from period to period. As noted above this statement establishes standards for reporting and display and has no material effect on the Company's financial condition or results of operations.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 (SFAS 132), Employers' Disclosures about Pensions and other Postretirement Benefits. This statement standardizes the disclosure requirements for pension and other post retirement benefits. The Company typically does not offer the types of benefit programs that fall under the guidelines of this statement.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company does not have any derrvative instruments or hedging activities. Management does not anticipate any impact to the Company's financial statements as a result of the adoption of this statement.


NOTE 2 - NOTE RECEIVABLE

Notes receivable at December 31, 1998 consist of $103,116 note from an individual secured by oil and natural gas interests bearing an interest rate of prime plus 1.5%, and a note from a corporation in the amount of $15,033 secured by Royale Covenant Security Corporation stock, bearing an interest rate of prime plus 1.5%.

NOTE 3 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31:

Oil and Gas

                                          1998           1997
                                        ------------ ------------
  Producing properties, including
   intangible drilling costs            $ 9,180,297  $ 8,868,655
  Undeveloped properties                  1,444,942      295,022
  Lease and well equipment                3,950,428    2,442,696
                                        -----------  -----------

                                         14,575,667   11,606,373
  Accumulated depletion, depreciation
   and amortization                      (3,127,477)  (1,717,620)
  Reserve for lease impairment                   -      (728,938)
                                        -----------  -----------

                                         11,448,190    9,159,815
                                        -----------  -----------

Commercial and Other

  Furniture and equipment                   355,254      282,153
  Accumulated depreciation                 (205,617)    (153,481)
                                        -----------  -----------

                                            149,637      128,672
                                        -----------  -----------

                                        $11,597,827  $ 9,288,487
                                        ===========  ===========

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

                                          1998           1997
                                        ------------ ------------

  Acquisition                           $   979,068  $ 3,999,087
  Development                           $ 4,048,896  $ 5,150,617

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

Results of Operations from Oil and Gas Producing and Exploration
Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the two years ended December 31, are as follows:

                                          1998           1997
                                        ------------ ------------

  Oil and gas sales                     $ 4,101,553  $ 2,992,679
  Production related costs               (1,020,541)    (611,437)
  Geological and geophysical expense       (139,664)          -
  Depreciation, depletion and
   amortization                          (1,409,858)    (631,133)
                                        -----------  -----------

  Results of operations from producing
    and exploration activities          $ 1,531,490  $ 1,750,109
                                        ===========  ===========

NOTE 4 - TURNKEY DRILLING CONTRACTS

The Company receives funds under turnkey drilling contracts which requires the Company to drill oil and gas wells within a reasonable time period from the date of receipt of the funds. As of December 31, 1998 and 1997, the Company had recorded deferred turnkey drilling revenue associated with undrilled wells of $2,834,976 and $1,735,826, respectively, as a current liability.


NOTE 5 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

The Company adopted SFAS No. 131, Disclosure About Segments of an
Enterprise and Related Information SFAS 131" in 1998 which changes the way the Company reports information about its operating segments.

The Company identifies reportable segments by product and country, although the Company currently does not have foreign country segments. The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss. The Company also includes interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss.

The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Principles (see Note
1).

The Company's operations are classified into two principal industry segments. Following is a summary of segmented information for 1998 and 1997:

                                Oil and Gas
                                Producing               Turnkey
                                and                    Drilling
                                Exploration            Services         Total
                                -----------           ------------   ----------

Year Ended December 31, 1998
  Revenues from External
  Customers                     $  4,101,553          $  3,789,995   $  7,891,548
                                ============          ============   ============

  Interest Revenue              $     57,882          $         -    $     57,882
                                ============          ============   ============

  Interest Expense              $    335,373          $         -    $    335,373
                                ============          ============   ============

Expenditures for Segment Assets $  3,023,868          $  1,541,624   $  4,565,482
                                ============          ============   ============

Depreciation, Depletion,
 and Amortization               $  1,409,858          $         -    $  1,409,858
                                ============          ============   ============

Lease Impairment                $  1,659,048          $         -    $  1,659,048
                                ============          ============   ============

Total Assets                    $ 15,416,415          $         -    $ 15,416,415
                                ============          ============   ============

Income (Loss) Before Income
  Tax and Change in
  Accounting Principle          $ (2,614,625 )        $  2,248,371   $   (366,254)
Income Tax Expense                        -                 52,868         52,868
                                ------------          ------------   ------------

Net Income (Loss) Before Change
  in Accounting Principle         (2,614,625)            2,195,503       (419,122)

Changes in Accounting Principle -
  Cumulative Effect of Change
  in Accounting for the
  Impairment of Long-Lived
  Assets                           1,193,528                    -       1,193,528
                                ------------          ------------   ------------

Net Income (Loss)               $ (1,421,097)         $  2,195,503   $    774,406
                                ============          ============   ============

Year Ended December 31, 1997
  Revenues from External
  Customers                     $  2,992,679          $  5,638,437   $  8,631,116
                                ============          ============   ============

  Interest Revenue              $     56,376          $         -    $     56,376
                                ============          ============   ============

  Interest Expense              $    149,725          $         -    $    149,725
                                ============          ============   ============

Expenditures for Segment Assets $  6,929,049          $    611,437   $  7,540,486
                                ============          ============   ============

Depreciation, Depletion,
 and Amortization               $    631,133          $         -    $    631,133
                                ============          ============   ============

Lease Impairment                $    300,000          $         -    $    300,000
                                ============          ============   ============

Total Assets                    $ 13,704,156          $         -    $ 13,704,156
                                ============          ============   ============

Income (Loss) Before Income
  Tax and Change in
  Accounting Principle          $   (862,558)         $  2,474,492   $  1,611,934
Income Tax Expense                   101,551                    -    $    101,551
                                ------------          ------------   ------------

Net Income (Loss) Before Change
  in Accounting Principle           (964,109)         $  2,474,492   $  1,510,383

Changes in Accounting Principle -
  Cumulative Effect of Change
  in Accounting for the
  Impairment of Long-Lived
  Assets                                  -                     -              -
                                -----------           ------------   ------------

Net Income (Loss)               $  (964,109)          $  2,474,492   $  1,510,383
                                ============          ============   ============

NOTE 6 - LONG-TERM DEBT

                                              1998          1997
                                           -----------   ----------

  Revolving line of credit with a
  maximum available of $5,000,000 for
  working capital purposes, acquisitions,
  and development of oil and gas
  properties. Agreement was amended on
  November 13, 1998. Interest at New York
  prime plus 75.0 and 137.5 basis points,
  resulting in rates of 8.5% and 9.875%
  at December 31, 1998 and 1997,
  respectively. Principal and interest
  payable monthly, with the remaining
  outstanding principal due at maturity
  on January 31, 2000. Secured by
  property and assignment of production.  $ 5,000,000  $3,900,000
                                          ===========  ==========

Maturities of long-term debt for years subsequent to December 31, 1998 are as follows:

  December 31,
      2000                                $ 5,000,000
                                          ===========

The loan agreement for the revolving line of credit prohibits the purchase of treasury stock; however, the lender has waived this requirement under specific circumstances. The Company purchased treasury stock under this waiver in 1997 and 1998.


NOTE 7 - INCOME TAXES

The provisions for income taxes for the years ended December 31, 1998 and 1997 represents minimum state taxes.

As of December 31, 1998, the Company had federal net operating loss carryforwards as indicated:

       Year             Year of        Net Operating
    Originated        Expiration            Loss
    ----------        ----------       --------------
    1990                 2006          $    797,786
    1991                 2007               970,101
    1992                 2008               227,241
    1993                 2009             1,654,713
                                       ------------
                                       $  3,649,841
                                       ============

The components of the net deferred tax assets were as follows:

                                          1998           1997
                                        ------------ ------------

  Deferred Tax Assets:
    Net operating loss carryforwards    $ 1,240,946  $ 1,314,318
    Statutory depletion carryforwards       227,904      182,622
    Accumulated depreciation                 23,799       94,487
                                        -----------  -----------

  Total Deferred Tax Assets               1,492,649    1,591,427
                                        -----------  -----------

  Valuation Allowance                    (1,492,649)  (1,591,427)
                                        -----------  -----------

  Net Deferred Tax Assets               $        -   $        -
                                        ===========  ===========

A full valuation allowance has been established for the deferred tax assets generated by net operating loss carryforwards due to the uncertainty of future utilization.

A reconciliation of the Company's provision for income taxes and the amount computed by applying the U.S. statutory federal income tax rate of 34% at December 31, 1998 and 1997, respectively, to pretax income is as follows:

                                          1998           1997
                                        ------------ ------------

  Tax computed at 34%, respectively     $   281,001  $   513,533

  Increase (decrease) in taxes
    resulting from:
    Net operating loss carryforwards       (281,001)    (513,533)
    State taxes                              52,868      101,551
                                        -----------  -----------

                                        $    52,868  $   101,551
                                        ===========  ===========

  Effective Tax Rate                        6.8%         5.6%
                                            ====         ====

NOTE 8 - REDEEMABLE PREFERRED STOCK

In 1993, the Company's Board of Directors authorized the issuance of 259,250 shares of Series A Convertible Preferred Stock which were sold through a private placement offering. The Series A Convertible Preferred Stock was offered in units. Each unit consisted of 25,000 shares of Series A Convertible Preferred Stock and a 0.1% interest in the distributions of the Royale Energy Income Trust, to be formed. The Company had the right to sell fractional units. The Series A Convertible Preferred Stock has a stated value of $4 per share and provides shareholders with a one time 10% dividend payable thirty days after the expiration of one year from the date of purchase. The dividend has been paid on all outstanding shares at December 31, 1994. There were no dividends declared and/or paid during 1998 or 1997.

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

On October 28, 1993, the Company's Series A Convertible Preferred Stock shareholders were made a one time offer to convert their Series A Convertible Preferred Stock to common stock. This conversion would be at one share of common stock for each share of Series A Convertible Preferred Stock, rather than at the original conversion price of $4 per share. This conversion would not affect the shareholders' rights and incentives in the Royale Energy Income Trust. As of December 31, 1998, 224,875 shares of Series A Convertible Preferred Stock had been converted to 198,625 shares of common stock.

NOTE 9 - SERIES AA PREFERRED STOCK
In April 1992, the Company's Board of Directors authorized the sale of Series AA Convertible Preferred Stock. Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to Series A Convertible Preferred Stockholders. The Series AA Convertible Preferred Stock does not have the right of redemption at the shareholders' option. As of December 31, 1998 and 1997, there were 43,750 and 50,000 shares issued and outstanding, respectively. The dividend has been paid on all shares outstanding at December 31, 1998.

NOTE 10 - COMMON STOCK
During 1998, 3,125 shares of common stock were issued for conversion of 6,250 Series AA Preferred Stock, and 3,750 common shares were issued for conversion of 7,500 shares of Series A Preferred Stock. Also, in 1998, 12,200 shares were canceled. Additionally, 62,422 shares of the Company's common stock were repurchased and canceled. The Company's Board of Directors, at its December 1997 meeting, authorized the repurchase and cancellation of up to 15% of the outstanding common stock of the Company.

During 1997, 32,501 shares of common stock were issued for conversion of 65,000 Series AA Preferred Stock, and 3,750 common shares were issued for conversion of 7,500 shares of Series A Preferred Stock. Also, in 1997, 6,000 shares were canceled as a result of a settlement agreement executed in 1996. This settlement agreement was not material to the Company as a whole.

NOTE 11 - STOCK WARRANTS
Changes in the Company's common stock warrants were as follows:

                                        Year Ended   Year Ended
                                        December 31, December 31,
                                           1998         1997
                                        ------------ ------------
Outstanding warrants at beginning
  of period                                230,555      230,555
Additional warrants issued
  - Exercise of stock warrants                                                        -         -
  - Warrants expired or ineligible              -            -
                                        ----------   ----------

Outstanding warrants at end of period      230,555      230,555
                                        ==========   ==========

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


NOTE 12 - OPERATING LEASES

The Company leases office space under a sixty month noncancellable operating lease, which expires in July 2000. The lease calls for monthly payments ranging from $10,875 to $12,325. Future minimum lease obligations as of December 31, 1998 are as follows:

  Year Ended December 31,
    1999                                $   145,359
    2000                                     86,275
                                        -----------

                                        $   231,634
                                        ===========

Rental expense for the years ended December 31, 1998 and 1997, was $146,397 and $138,664, respectively.


NOTE 13 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

On December 31, 1998, 27.40% of the Company's common stock was owned by Royale Petroleum Corporation (RPC). RPC is owned equally by Donald H. Hosmer and Stephen M. Hosmer.

Harry E. Hosmer, the Company's former president and former chief executive officer, is principal adviser to trusts which own 10.50% of the Company's common stock at December 31, 1998. Donald H. and Stephen
M. Hosmer are sons of Harry E. Hosmer. Donald H. Hosmer and Stephen M. Hosmer are also officers and directors of the Company.

Related Party Receivables

Amounts due from officers were $49,412 and $34,218 at December 31, 1998 and 1997, respectively. Receivables from other related parties amounted to $7,151 and $9,652 on December 31, 1998 and 1997, respectively.

Stock Compensation Plan

On December 18, 1992, the Board of Directors granted the directors and executive officers of the Company 30,000 options to purchase common stock at an exercise or base price of $3.00 per share. All options are exercisable on or after the second anniversary of the date of grant. Also on this date, the Board of Directors voted to adopt a policy of awarding stock options to key employees and contractors based on performance.

At the March 10, 1995 Board of Directors meeting, directors and executive officers of the Company were granted 154,000 options to purchase common stock at an exercise or base price of $1.90 per share. These options were granted for a period of ten years, and may be exercised after the second anniversary of the grant. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, the Company recorded $48,150 as compensation expense for the directors and officers in 1995. The Company did not grant stock options during 1998 or 1997.

A summary of the status of the Company's stock option plan as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below:

                               1998                       1997
                        ----------------------   ----------------------
                                  Weighted-                Weighted-
                                  Average                  Average
                        Shares   Exercise Price  Shares  Exercise Price
                        ------   --------------  ------  --------------

Fixed Options
  Outstanding at
   beginning of year    184,000   $    2.15      184,000 $    2.86
  Granted                    -                        -
  Exercised              50,000                       -
                        -------                  -------

Outstanding at end
  of year               134,000                  184,000
                        =======                  =======

Options exercisable
  at year end           134,000                  184,000
                        =======                  =======

Weighted-average fair
  value of options
  granted during
  the year              $    -                   $    -

The following table summarizes information about fixed stock options outstanding at December 31, 1998:

      Options Outstanding                      Options Exercisable
  ---------------------------------------   ---------------------------
                          Weighted-                               Weighted-
          Number          Average      Weighted-  Number          Average
Range of  Outstanding at  Remaining    Average    Outstanding at  Remaining
Exercise  December 31,    Contractual  Exercise   December 31,    Contractual
 Prices     1998          Life (Years) Price         1997         Life (Years)
--------- -------------   ------------ ---------  -------------   ------------

$ 3.00           30,000        4.0       $ 3.00          30,000         5.0
$ 1.90          104,000        6.2       $ 1.90         154,000         7.2
          -------------                           -------------

$ 1.90 to                               $ 1.90 to
$ 3.00          134,000        5.7      $ 3.00          184,000         6.6
          =============                           =============

The Board of Directors adopted a policy in 1989 that permits directors and officers of the Company to purchase from the Company, at the Company's actual cost, up to one percent of a fractional interest in any well to be drilled by the Company. Current and former officers and directors received as compensation or were billed $24,811 and $35,475 for their interests for the years ended December 31, 1998 and 1997, respectively.


NOTE 14 - ENVIRONMENTAL MATTERS

The Company has established procedures for the on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company's business requires routine day-to-day compliance with environmental laws and regulations. The Company incurred no environmental investigation, compliance and remediation costs in 1998 or 1997.

The Company is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.


NOTE 15 - COMMITMENTS AND CONTINGENCIES

In 1996, the Company agreed to purchase 37,500 shares of its common stock from an investor as part of a mediated settlement of litigation. The stock was purchased at a total price of $187,500 with 4,200 shares purchased in December of 1996 for $21,000 and the remaining 33,300 shares purchased for $166,500 during 1997. As of December 31, 1998, the Company had satisfied their obligation under the agreement, however, 18,900 of the 37,500 shares had not been received by the Company from the investor. Shares received by the Company as a result of this settlement were canceled during 1998.

In October 1997, the Company settled its litigated issues with Stanley
L. Worthington. To avoid further litigation on this matter, the Company agreed to re-purchase Mr. Worthington's oil and gas working interests. The re-purchase amount, which is considered material to the financial statements, was capitalized as an investment in the working interest acquired.

In May 1998, the Company settled its litigated issues with Lucille F. Biegel, et al. To avoid further litigation on this matter, the Company agreed to re-purchase the claimants oil and gas working interests. The re-purchase amount, which is considered material to the financial statements, was capitalized as an investment in the working interest acquired.

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Operating revenues, operating income, net income, and earnings per common share by quarters from 1998 and 1997 are shown below. The Company, in its opinion, has included all adjustments necessary for a fair presentation of the results of operations for the quarters. Due to the nature of Turnkey Drilling Revenues, which are recognized at specified times over program development on specified wells, annual amounts are not generated evenly by quarter during the year.

                                                                           Basic
                                          Aggregate                        Earnings Weighted-
                                          Effect of  Change in  Net        Per      Average
                    Total      Gross      Year-End   Accounting Income     Common   Shares
Quarter Ended       Revenues   Profit     Adjustment Principle  (Loss)     Shares   Outstanding
-------------       --------   ------     ---------- ---------- ------     -------- -----------
December 31,  1998  $2,115,378 $  817,637 $(254,987) $1,193,528 $(233,095)   0.00    3,839,127
              1997   2,687,906  1,316,638        -           -    471,094    0.12    3,861,589

September 30, 1998  $1,732,662 $1,122,345 $      -   $       -  $ 333,262    0.09    3,797,636
              1997   2,314,392  1,366,755        -           -    522,926    0.13    3,853,569

June 30,      1998   3,025,311  1,484,204        -           -    567,944    0.15    3,832,629
              1997   2,520,193  1,258,232        -           -    448,332    0.12    3,845,062

March 31,     1998   1,491,779    917,268        -           -    106,295    0.03    3,864,845
              1997   1,543,635    659,684        -           -     68,039    0.02    3,837,555

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

Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants for the years ended December 31, 1998 and 1997. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 1998 and 1997 and changes in such quantities during each of the years then ended, were as follows:

                              1998                   1997
                         -------------------  --------------------
                         Oil         Gas        Oil      Gas
                         (BBL)       (MCF)      (BBL)    (MCF)
                         -------   ---------  --------   --------

Proved developed and
 undeveloped reserves:

  Beginning of period     4,698    16,882,699    1,647   12,909,322
  Revisions of previous
   estimates               (386)   (2,153,290)   3,730   (5,522,625)
  Production             (4,312)   (6,099,330)    (679)  (1,365,562)
  Extensions, discoveries
   and improved recovery     -      5,003,000       -     8,087,987
  Purchase of minerals
   in place                  -      1,614,921       -     2,773,577
  Sale of minerals
   in place                  -             -        -            -
                         -------   -----------  ------   ----------

Proved reserves end
  of period                  -     15,248,000    4,698   16,882,699
                         ======    =========    ======   ==========

Gas equivalent reserve       -                  46,980
                         ======                 ======

Proved developed and undeveloped
 reserves:

  Beginning of period     4,698    16,882,699    1,647   12,909,322
                         ======    ==========   ======   ==========

  End of period              -     15,248,000    4,698   16,882,699
                         ======    ==========   ======   ==========

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves

The standardized measure of discounted future net cash flows is presented below for the two years ended December 31, 1998.

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

                                          1998           1997
                                        ------------ ---------
Future cash inflows                     $36,230,000  $37,322,465
Future production costs                 (10,674,000)  (8,721,586)
Future development costs                 (2,557,000)  (2,706,685)
Future income tax expenses               (6,899,700)  (7,782,165)
                                        -----------  -----------

Future net cash flows                    16,099,300   18,112,029

10% annual discount for estimated
  timing of cash flows                   (6,028,407)  (5,125,811)
                                        -----------  -----------

Standardized measure of discounted
  future net cash flow                  $10,070,893  $12,986,218
                                        ===========  ===========

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

                                          1998           1997
                                        ------------ ------------
  Standardized measure -
    beginning of year                   $12,986,218  $12,021,253
                                        -----------  -----------

  Sales of oil and gas produced,
    net of production costs              (6,824,289)  (1,515,072)

  Purchase of minerals in place           1,890,036    2,662,529

  Revisions of estimates of reserves
    provided in prior years:
     Net changes in prices and production
       costs                             (4,330,121)  (9,799,460)

  Extensions, discoveries and improved
    recovery                              5,057,000   10,422,897

  Accretion of discount                      42,624     (392,373)

  Net change in income taxes              1,249,425     (413,556)
                                        -----------  -----------

  Net increase (decrease)                (2,915,325)     964,965
                                        -----------  -----------

  Standardized measure - end of year    $10,070,893  $12,986,218
                                        ===========  ===========

                                 F-28