Form 10QSB
period 1999-03-31
ROYALE ENERGY INC
filed 1999-05-26
CIK 864839

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999     Commission File No. 0-22750


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

At April 30, 1999, there were a total of 3,816,846 shares of registrant's Common Stock outstanding.

PART 1

Item 1.   Financial Statements

               ROYALE ENERGY, INC. AND SUBSIDIARIES
                          BALANCE SHEETS

                                         March 31,     December 31,
                                          1999           1998
                                        (Unaudited)      (Audited)
                                         -----------   ------------
     ASSETS
Current assets:
  Cash and cash equivalents                $99,448     $1,016,306
  Accounts receivable                     1,760,380      1,531,259
  Receivables from related parties          54,076         56,563
  Note receivable                           114,150        118,149
  Other current assets                     168,727        169,103
                                         -----------   ------------
           Total current assets          2,196,781      2,891,380
                                       -----------  -------------

Oil and gas properties, at cost,
   (successful efforts method)          15,060,879     14,575,667
Equipment and fixtures                     357,326        355,254
                                       -----------  -------------
                                        15,418,205     14,930,921

Less accumulated depreciation,
  depletion and amortization             3,697,722      3,333,094
                                       -----------  -------------
                                        11,720,483     11,597,827
                                       -----------  -------------
Other assets:

 Other capitalized costs, net              849,941        927,208
                                       -----------  -------------
     Total Other Assets                    849,941        927,208
                                       -----------  -------------
           TOTAL ASSETS                $14,767,205     15,416,415
                                       ===========  =============

         (See Notes to Consolidated Financial Statements)

               ROYALE ENERGY, INC. AND SUBSIDIARIES
                          BALANCE SHEETS

                                         March 31,     December 31,
                                          1999           1998
                                        (Unaudited)      (Audited)
                                         -----------   ------------
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses  $1,862,083     $1,249,127
  Deferred revenue from turnkey drilling 2,145,686      2,834,976
                                       -----------  -------------

  Total current liabilities              4,007,769      4,084,103
                                       -----------  -------------

Long-Term Debt, net of current portion   4,375,000      5,000,000

Redeemable preferred stock:
  Series A convertible preferred stock,
  no par value, authorized 259,250 shares,
  issued and outstanding 9,375
  and 9,375, respectively                   19,100         19,100
                                       -----------  -------------

Stockholders' Equity:
  Common stock, no par value, authorized
  10,000,000 shares, issued and
  outstanding 3,808,613 and 3,808,613
  shares, respectively                   8,240,605      8,240,605
  Series AA preferred stock, no par value,
  authorized 147,500 shares, issued and
  outstanding 43,750 and 43,750,
  respectively                             175,000         175,000
  Accumulated deficit                  (1,955,769)    (2,007,893)
                                       -----------  -------------
  Total paid in capital and accumulated
   deficit                               6,365,336      6,313,212
  Less Cost of treasury stock, 37,500
  and 37,500 shares, respectively          (94,500)      (94,500)
                                       -----------  -------------
  Total Stockholders' equity             6,365,336      6,313,212
                                       -----------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $14,767,205    $15,416,415
                                       ===========  =============

         (See Notes to Consolidated Financial Statements)

               ROYALE ENERGY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months Ended
                                                   March 31,
                                        -------------------------
                                             1999          1998
                                         (Unaudited)   (Unaudited)
                                          -----------  ------------
Revenues:
  Oil and gas sales                        $612,178      $976,848
  Gas distribution                                0             0
  Turnkey drilling                        1,136,503       416,182
  Supervisory fees and other                140,895        98,749
                                          -----------  ------------
  Total revenues                          1,889,576     1,491,779
                                          -----------  ------------
Costs and expenses:
  General and administrative                337,534       388,435
  Turnkey drilling and development          618,862       134,423
  Cost of Gas Distribution                        0             0
  Lease operating                           233,899       200,377
  Lease impairment                                0       100,000
  Legal and accounting                       66,227       187,692
  Marketing                                  47,223        63,265
  Depreciation, depletion and amortization  441,894       239,711
                                          -----------  ------------
  Total costs and expense                 1,745,639     1,313,903
                                          -----------  ------------
  Net income from Operations                143,937       177,876

Other expense:
  Interest expense                           91,813        68,940
                                          -----------  ------------
Net income before income tax                 52,124       108,936
Income tax expense                                0         2,641
                                          -----------  ------------
Net income                                  $52,124      $106,295
                                        ===========  ============
Net income per common share                   $0.01         $0.03
                                        ===========  ============
Net income per share - fully diluted          $0.01         $0.03
                                        ===========  ============

         (See Notes to Consolidated Financial Statements)

               ROYALE ENERGY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Three Months Ended
                                                   March 31,
                                        -------------------------
                                             1999          1998
                                         (Unaudited)   (Unaudited)
                                          -----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $52,124      $106,295
  Adjustments to reconcile net income to
   net cash provided (used) by operating
   activities:
   Depreciation, depletion and amortization 441,894       239,711
  Loss on impairment of assets                    0       100,000
(Increase) decrease in:
  Accounts receivable                     (229,121)     (453,628)
  Receivable from related parties             2,487       (8,266)
  Prepaid expenses and other current assets     376         9,685
Increase (decrease) in:
  Accounts payable and accrued expenses     612,956     (183,624)
  Deferred revenues - DWI                 (689,290)       475,626
                                          -----------  ------------

Net Cash Provided by Operating Activities   191,426       285,799
                                          -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for oil and gas properties (487,698)     (332,556)
  Other capital expenditures                (2,072)      (10,106)
                                          -----------  ------------

  Net Cash Used by Investing Activities  ($489,770)     (342,662)
                                          -----------  ------------

         (See Notes to Consolidated Financial Statements)

               ROYALE ENERGY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Three Months Ended
                                                   March 31,
                                        -------------------------
                                             1999          1998
                                         (Unaudited)   (Unaudited)
                                          -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Increase) decrease in receivable
   from related parties, net                 $2,487        $9,652
  (Increase) decrease in notes receivable     3,999         3,087
  Principal payments on notes payable     (625,000)     (400,000)
  Treasury stock purchased                        0             0
  Net Cash Provided (Used) by
   Financing Activities                   (618,514)     (387,261)
                                          -----------  ------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                        (916,858)     (444,124)

Cash at Beginning of Year                 1,016,306     2,032,001
                                          -----------  ------------

Cash at End of Period                       $99,448    $1,587,877
                                        ===========  ============

SUPPLEMENTAL INFORMATION:

  Cash paid for interest                    $58,935       $48,703
                                        ===========  ============
  Cash paid for taxes                            $0        $2,641
                                        ===========  ============

NONCASH TRANSACTIONS:

  Series AA Preferred Stock exchanged
  for common stock                               $0            $0
                                        ===========  ============
  Series A Preferred Stock exchanged
  for common stock                               $0       $30,000
                                        ===========  ============

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

2. Earnings Per Share (SFAS 128) -In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which was adopted by the Company for the year ended December 31, 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex structures.

Basic and diluted earnings per share are calculated as follows:

                                         Three Months Ended March 31, 1999
                                         ---------------------------------
                                         Income         Shares        Per-Share
                                         (Numerator)   (Denominator)   Amount
                                         ------------  -------------  ---------

Basic EPS
  Income available to common stockholders   $  52,124      3,808,613      $ .01
  Effect of dilutive securities stock
   options                                         -         294,883
                                         ------------  -------------  ---------
Diluted EPS
  Income available to common stockholders   $  52,124      4,103,496      $ .01
                                         ------------  -------------  ---------

                                         Three Months Ended March 31, 1999
                                         ---------------------------------
                                         Income         Shares        Per-Share
                                         (Numerator)   (Denominator)   Amount
                                         ------------  -------------  ---------

Basic EPS
  Income available to common stockholders    $106,295      3,864,845      $ .03
  Effect of dilutive securities stock options      -         195,990
                                         ------------  -------------  ---------
Diluted EPS
  Income available to common stockholders    $106,295      4,060,835      $ .03
                                         ------------  -------------  ---------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

During the first three months of 1999, the Company's total revenues were $1,889,576, a $397,797 or 26.7% increase from the total revenues in 1998 of $1,491,779. This increase in total revenues can be attributed to an increase in turnkey drilling during the period in 1999. For the period in 1999, the Company achieved a net operating profit of $143,937, a $33,939 or 19.1% decrease over the net operating profit in the first three months of 1998 of $177,876. For the quarter ended March 31, 1999, the Company reported a net profit of $52,124, compared to the net profit of $106,295 for the same period in 1998, a $54,171 or 51% decrease. The Company's management attribute this decrease in operating and net profit to a decrease in revenues from oil and gas sales

Turnkey drilling revenues for the quarter ended March 31, 1999 were $1,136,503 which were offset by drilling and development costs of $618,862. For the same period in 1998, turnkey drilling revenues were $416,182, while drilling and development costs were $134,423. This represents an increase in revenues of $720,321 or 173% and an
increase in costs of $484,439 or 360%.   The increase in drilling
revenues in 1999 were mainly due to the drilling of four wells in the first quarter of 1999. The drilling revenues and costs in the first quarter of 1998 were a continuation of sales from the Company's 1997 drilling projects.

Oil and gas revenues for the three months ended March 31, 1999 were $612,178 compared to $976,848 for the same period in 1998, which represents a $364,670 or 37.3% decrease. This decrease in revenues was mainly due to a decrease in the Company's natural gas production during the period in 1999.

The Company's oil and gas lease operating expenses increased by $33,522, or 16.7%, to $233,899 for the three months ended March 31, 1999, from $200,377 for the same period in 1998. This increase in costs can be attributed to the increase in the number of wells operated by the Company in the first quarter of 1999 when compared to the first quarter of 1998, due to the increase in wells drilled and placed in production during the year in 1998.

The aggregate of supervisory fees and other income was $140,895 for the quarter ended March 31, 1999, an increase of $42,146 (42.7%) from $98,749 during the same period in 1998. This increase was mainly due to an increase in fees received, during the period in 1999, from new pipeline and compressors placed in service during the year in 1998.

Depreciation, depletion and amortization expense increased to $441,894 from $239,711, an increase of $202,183 (84.3%) for the quarter ended March 31, 1998, as compared to 1998. This increase in expense can be attributed to the increase in the number of oil and gas assets owned by the Company.

General and administration expenses decreased by $50,901, or 13.1%, from $388,435 for the quarter ended March 31, 1998 to $337,534 for the same period in 1999. Legal and accounting expense decreased to $66,227 for the period, compared to $187,692 for the quarter in 1998, a $121,465 (64.7%) decrease. This decrease can be attributed to lower litigation costs during the quarter in 1999. Marketing expense for the quarter ended March 31, 1999, decreased $16,042 or 25.4%, to $47,223, compared to $63,265 for the same period in 1998. Marketing expense for the Company varies from period to period according to the number of marketing events attended by Company personnel and associated travel costs.

The Company periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense.
During the first quarter of 1998, $100,000 was recorded as an impairment loss based on this assessment. There were no such impairment losses recorded in first quarter of 1999.

During the year in 1998, the Company extended an existing credit line from a major commercial bank. Because of borrowings pursuant to this credit line, interest expense increased to $91,813 for the quarter ended March 31, 1999 from $68,940 for the same period in 1998, a $22,873 or 33.2% increase.


CAPITAL RESOURCES AND LIQUIDITY:

At March 31, 1999, the Company had current assets totaling $2,196,781 and current liabilities totaling $4,007,769, a $1,810,988 working capital deficit. The primary reason for this working capital deficit is the Company's obligation to complete wells on behalf of investors who bought fractional working interests from the Company. The Company records these obligations as deferred revenue from turnkey drilling until the drilling projects are completed. For the industry as a whole, a working capital deficit is not uncommon. Management believes that the Company has sufficient liquidity for the short term.

OPERATING ACTIVITIES. For the quarter ended March 31, 1999, cash provided by operating activities totaled $191,426 compared to $285,799 provided by operating activities for the same period in 1998. This decrease in cash provided can be mainly attributed to the decrease in oil and gas sales for the period in 1999 when compared to 1998.

INVESTING ACTIVITIES.   Net cash used by investing activities,
primarily in capital acquisitions of oil and gas properties, amounted to $489,770 for the quarter in 1999, compared to $342,662 used by investing activities for the same period in 1998. The increase in cash used can be primarily attributable to the increase in turnkey drilling which occurred during the period in 1999 when compared the period in 1998.

FINANCING ACTIVITIES.   For the quarter ended March 31, 1999, net
cash used by financing activities was $618,514, primarily for principal reduction of the Company's line of credit, compared to cash used by financing activities for the same period in 1998 of $387,261. This increase in net cash used was mainly due to the principal reduction of the Company's line of credit during the period in 1999.

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

                              ROYALE ENERGY FUNDS, INC.



Date:  May 25, 1999                /s/ Donald H. Hosmer
      -------------           -------------------------------
                              Donald H. Hosmer, President and
                              Chief Executive Officer