Form 10QSB/A
period 1999-03-31
ROYALE ENERGY INC
filed 1999-05-26
CIK 864839

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-QSB/A
                  AMENDMENT NO. 1 TO FORM 10-QSB

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

On May 25, 1999, Royale Energy, Inc., filed its report on Form 10-QSB for the quarter ended March 31, 1999. The originally filed report did not include a financial data schedule. This Amendment No. 1 of the 10-QSB for March 31, 1999, has the financial schedule attached. No changes in the report have been made.

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