Form 10QSB
period 1999-06-30
ROYALE ENERGY INC
filed 1999-08-13
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999     Commission File No. 0-22750


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
Yes   X            No
   --------     ---------

At July 30, 1999, there were a total of 3,808,613 shares of registrant's Common Stock outstanding.

PART I

Item 1.     Financial Statements

                              ROYALE ENERGY, INC.
                                BALANCE SHEETS

                                               June 30,      December 31,
                                                     1999            1998
                                                  (Unaudited)      (Audited)
      ASSETS

Current assets:
    Cash and cash equivalents                       581,836        $1,016,306
    Accounts receivable                           1,568,698         1,531,259
    Receivables from related parties                 57,137            56,563
    Note receivable                                 112,150           118,149
    Other current assets                            156,808           169,103
                                                  ----------       ----------

    Total current assets                          2,476,629         2,891,380
                                                  ----------       ----------
Oil and gas properties, at cost
   (successful efforts method)                   15,984,484        14,575,667
Equipment and fixtures                              393,245           355,254
                                                  ----------      -----------
                                                  16,377,729       14,930,921

Less accumulated depreciation, depletion
 and amortization                                  4,021,095        3,333,094
                                                  ----------       ----------
                                                  12,356,634       11,597,827
                                                  ----------       ----------
Other assets:

    Other capitalized costs, net                     772,673          927,208
                                                  ----------       ----------
Total Other Assets                                   772,673          927,208
                                                  -----------       ---------
            TOTAL ASSETS                         $15,605,936      $15,416,415

                      (See Notes to Financial Statements)

                             ROYALE ENERGY, INC.
                               BALANCE SHEETS

                                                    June 30,      December 31,
                                                      1999            1998
                                                   (Unaudited)     (Audited)
                                                   -----------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses          $2,887,733     $1,249,127
     Deferred revenue from turnkey drilling          1,661,846      2,834,976
                                                    ----------     ----------
     Total current liabilities                       4,549,579      4,084,103
                                                    ----------     ----------

Long-Term Debt, net of current portion               4,800,000      5,000,000

Redeemable preferred stock:
     Series A convertible preferred stock, no par
     value, authorized 259,250 shares, issued and
     outstanding 9,375 and 9,375, respectively          19,100         19,100
                                                     ---------      ---------

Stockholders' Equity:
     Common stock, no par value, authorized
     10,000,000 shares, issued and outstanding
     3,808,613 and 3,808,613 shares, respectively     8,240,605     8,240,605

     Series AA preferred stock, no par value,
     authorized 147,500 shares, issued and outstanding
     43,750 and 43,750, respectively                    175,000       175,000

     Accumulated deficit                             (2,083,848)   (2,007,893)
                                                     -----------   -----------
Total paid in capital and accumulated deficit         6,331,757     6,407,712

     Less Cost of treasury stock, 37,500 and 37,500
     shares, respectively                               (94,500)      (94,500)
                                                    -----------    -----------
     Total Stockholders' equity                       6,237,257     6,313,212
                                                    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $15,605,936    $15,416,415
                                                    -----------    -----------
                                                    -----------    -----------
               (See Notes to Financial Statements)

                              ROYALE ENERGY, INC.
                             STATEMENTS OF INCOME

                                                         Six Months Ended
                                                             June 30,
                                                ------------------------------
                                                      1999            1998
                                                   (Unaudited)    (Unaudited)
                                               -----------------   -----------
Revenues:
     Oil and gas sales                              $1,920,477      $2,183,887
     Turnkey drilling                                2,394,050       2,121,902
     Supervisory fees and other                        267,111         211,301
                                                     ----------      ---------
     Total revenues                                   3,951,638      4,517,090
                                                     ----------      ---------

Costs and expenses:
     General and administrative                        784,885         827,462
     Turnkey drilling and development                1,390,982       1,052,706
     Lease operating                                   467,975         574,021
     Lease impairment                                        0         200,000
Legal and accounting                                   169,083         362,979
     Marketing                                         190,674         188,227
     Depreciation, depletion and amortization          842,535         488,891
                                                     ----------       --------
Total costs and expenses                             3,846,134       3,694,286
                                                     ----------      ---------
     Income from operations                            105,504         822,804

Other expense:
     Interest                                          181,459         143,524
                                                     ---------       ---------
Income (loss) before income tax expense                (75,955)        679,280
Income tax expense                                           0           5,041
                                                     ----------      ---------
Net income (loss)                                     ($75,955)       $674,239
                                                     -------------------------
                                                     -------------------------
Diluted earnings per share                              ($0.02)          $0.17
                                                     -------------------------
                                                     -------------------------

Basic earnings per share                                ($0.02)          $0.18
                                                     -------------------------
                                                     -------------------------
                    (See Notes to Financial Statements)

                             ROYALE ENERGY, INC.
                          STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                              June 30,
                                                  ----------------------------
                                                       1999              1998
                                                    (Unaudited)    (Unaudited)
                                                  ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                ($75,955)        $674,239
   Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation, depletion and amortization          842,535         488,891
    Loss on impairment of assets                            0         200,000
  (Increase) decrease in:
  Accounts receivable                                 (37,439)     (1,369,722)
  Receivable from related parties                        (574)        (22,584)
Prepaid expenses and other current assets               12,295         60,235
  Increase (decrease) in:
  Accounts payable and accrued expenses              1,638,606      1,102,193
  Deferred revenues - DWI                           (1,173,130)       249,774
                                                  ----------------------------
                                                  ----------------------------

Net Cash Provided by Operating Activities           1,206,338       1,383,026
                                                  ------------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for oil and gas properties         (1,408,816)     (2,107,068)
   Other capital expenditures                         (37,991)        (20,934)
                                                  ----------------------------
   Net Cash Used by Investing Activities          ($1,446,807)     (2,128,002)
                                                  ----------------------------
                      (See Notes to Financial Statements)

                             ROYALE ENERGY, INC.
                          STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                             June 30,
                                                  ----------------------------
                                                     1999               1998
                                                  (Unaudited)      (Unaudited)
                                                  ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in receivable from related
    parties, net                                         $0           $9,652
   Decrease in notes receivable                       5,999           26,400
   Increase in long-term debt                             0                0
   Principal payments on notes payable             (200,000)        (100,000)
   Treasury stock purchased                               0         (158,886)
                                                   ---------        ---------

   Net Cash Used by Financing Activities           (194,001)        (222,834)
                                                  ----------        ---------

Net Decrease in Cash and Cash Equivalents          (434,470)        (967,810)

Cash at Beginning of Year                         1,016,306        2,032,001
                                                  ----------       ----------

Cash at End of Period                              $581,836       $1,064,191
                                                  ---------------------------
                                                  ---------------------------
SUPPLEMENTAL INFORMATION:

   Cash paid for interest                          $181,459         $143,524
                                                  ---------------------------
                                                  ---------------------------
   Cash paid for taxes                                   $0           $5,041
                                                  ---------------------------
                                                  ---------------------------

NONCASH TRANSACTIONS:

   Series A Preferred Stock exchanged
       for common stock                                  $0          $30,000
                                                  ------------     ---------
                                                  ------------     ---------
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

Basic and diluted earnings per share are calculated as follows:
                                     Six Months Ended June 30, 1999
                          ----------------------------------------------------
                                Income              Shares          Per-Share
                               (Numerator)        (Denominator)        Amount
                            ---------------      -------------      ----------
Basic EPS
  Income available to common stockholders
                              ($ 75,955)             3,808,613         ($ .02)
                                                                     ---------
  Effect of dilutive securities stock options
                                    -                  294,883
                                                      --------
Diluted EPS
  Income available to common stockholders
                              ($ 75,955)             4,103,496         ($ .02)
                            ---------------       -------------      ---------
                                      Six Months Ended June 30, 1998
                                Income                 Shares        Per-Share
                              (Numerator)           (Denominator)       Amount
                            ---------------       --------------     ---------
Basic EPS
  Income available to common stockholders
                               $674,239             3,832,629           $ .18
                                                                     ---------
  Effect of dilutive securities stock options
                                   -                  178,599
                               ---------            ----------
Diluted EPS
  Income available to common stockholders
                               $674,239                4,011,228         $ .17
                               ---------            ------------        ------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the first six months of 1999, the Company's total revenues were $3,951,638, a $565,452 or 12.5% decrease from the total revenues in the first half of 1998 of $4,517,090. This decrease in total revenues can be attributed to a decrease in oil and gas revenues during the period in 1999. For the first half of 1999, the Company realized a net operating profit of $105,504, a $717,300 or 87.2% decrease over the net operating profit in the first six months of 1998 of $822,804. For the six months ended June 30, 1999, the Company reported a net loss of $75,955, compared to the net profit of $674,239 for the same period in 1998, a $750,194 or 111% decrease. The Company's management attribute this decrease in operating and net profit to a decrease in revenues from oil and gas sales

Turnkey drilling revenues for the six months ended June 30, 1999 were $2,394,050 which were offset by drilling and development costs of $1,390,982. For the same period in 1998, turnkey drilling revenues were $2,121,902, while drilling and development costs were $1,052,706. This represents an increase in revenues of $272,148 or 12.8% and an increase in costs of $338,276 or 32.1%. The increase in drilling revenues and costs in 1999 were primarily due to the drilling of eight wells during the first six months of 1999 versus the drilling of five wells during the same period in 1998.

Oil and gas revenues for the six months ended June 30, 1999 were $1,290,477 compared to $2,183,887 for the same period in 1998, which represents a $893,410 or 40.9% decrease. This decrease in revenues was mainly due to a decrease in the Company's natural gas production during the period in 1999, which can be primarily attributable to field delays in placing into production a number of successful wells drilled by the Company.

The Company's oil and gas lease operating expenses decreased by $106,046, or 18.5%, to $467,975 for the six months ended June 30, 1999, from $574,021 for the same period in 1998. The increased costs in 1998 can be attributed to the Company's installation of dehydrating equipment on many of its natural gas wells to increase efficiencies within its transportation system.

The aggregate of supervisory fees and other income was $267,111 for the six months ended June 30, 1999, an increase of $55,810 (26.4%) from $211,301 during the same period in 1998. This increase was mainly due to an increase in fees received, during the period in 1999, from new pipeline and compressors placed in service during the year in 1998.

Depreciation, depletion and amortization expense increased to $842,535 from $488,891, an increase of $353,644 (72.3%) for the six months ended June 30, 1999, as compared to 1998. This increase in expense can be attributed to the increase in the total of oil and gas assets owned by the Company.

General and administration expenses decreased by $42,577, or 5.2%, from $827,462 for the six months ended June 30, 1998 to $784,885 for the same period in 1999. Legal and accounting expense decreased to $169,083 for the period, compared to $362,979 for the first half of 1998, a $193,896 (53.4%) decrease. This decrease can be attributed to lower litigation costs during the period in 1999. Marketing expense for the six months ended June 30, 1999, increased slightly by $2,447 or 1.3%, to $190,674, compared to $188,227 for the same period in 1998. Marketing expense for the Company varies from period to period according to the number of marketing events attended by Company personnel and associated travel costs.

The Company periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. During the first six months of 1998, $200,000 was recorded as an impairment loss based on this assessment. There were no such impairment losses recorded in first six months of 1999.

During the year in 1998, the Company extended an existing credit line from a major commercial bank. Because of borrowings pursuant to this credit line, interest expense increased to $181,459 for the six months ended June 30, 1999 from $143,524 for the same period in 1998, a $37,935 or 26.4% increase.


CAPITAL RESOURCES AND LIQUIDITY:

At June 30, 1999, the Company had current assets totaling $2,476,629 and current liabilities totaling $4,549,579, a $2,072,950 working capital deficit. The primary reason for this working capital deficit is the Company's obligation to complete wells on behalf of investors who bought fractional working interests from the Company. The Company records these obligations as deferred revenue from turnkey drilling until the drilling projects are completed. For the industry as a whole, a working capital deficit is not uncommon. Management believes that the Company has sufficient liquidity for the short term.

OPERATING ACTIVITIES. For the six months ended June 30, 1999, cash provided by operating activities totaled $1,206,338 compared to $1,383,026 provided by operating activities for the same period in 1998. This decrease in cash provided can be mainly attributed to the decrease in oil and gas sales for the period in 1999 when compared to 1998.

INVESTING ACTIVITIES.   Net cash used by investing activities, primarily in
capital acquisitions of oil and gas properties, amounted to $2,128,002 for the first half of 1999, compared to $2,128,068 used by investing activities for the same period in 1998. The decrease in cash used in 1999 can be primarily attributable to an increase in pipeline and dehydrating equipment acquired during the period in 1998.

FINANCING ACTIVITIES.   For the six months ended June 30, 1999, net cash used
by financing activities was $194,001, primarily for principal reduction of the Company's line of credit, compared to cash used by financing activities for the same period in 1998 of $222,834. This decrease in net cash used was mainly due to the Company's repurchase of its own common stock in order to retire it, during the period in 1998.

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

                             ROYALE ENERGY FUNDS, INC.

Date:      August 13, 1999                          /s/ Donald H. Hosmer
        ---------------------                   ------------------------------
                                                 Donald H. Hosmer, President
                                                 and Chief Executive Officer
                                     -11-