Form 10QSB
period 1999-09-30
ROYALE ENERGY INC
filed 1999-11-16
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

                                               Yes    X         No
                                                   --------        --------

At October 31, 1999, there were a total of 3,808,613 shares of registrant's Common Stock outstanding.

PART I

Item 1.     Financial Statements

                              ROYALE ENERGY, INC.
                               BALANCE SHEETS

                                        September 30,      December 31,
                                           1999                1998
                                        (Unaudited)          (Audited)
                                        -------------      --------------
     ASSETS

Current assets:
     Cash and cash equivalents           $853,366           $1,016,306
     Accounts receivable                1,903,806            1,531,259
     Receivables from related parties      67,439               56,563
     Note receivable                      108,150              118,149
     Other current assets                 476,927              169,103
                                        ------------        -----------
         Total current assets           3,409,688            2,891,380
                                        ------------        ------------
Oil and gas properties, at cost
        (successful efforts method)    16,899,269           14,575,667
Equipment and fixtures                    393,245              355,254
                                       -------------        -----------
                                       17,292,514           14,930,921

Less accumulated depreciation,
    depletion and amortization          4,395,911            3,333,094
                                      --------------       ------------
                                       12,896,603           11,597,827
                                      ---------------      ------------
Other assets:

     Other capitalized costs, net        695,406              927,208
                                      --------------      -------------
Total Other Assets                        695,406              927,208
                                      --------------      --------------
                 TOTAL ASSETS         $17,001,697          $15,416,415
                                      --------------     --------------
                                      --------------     --------------
               (See Notes to Financial Statements)

                               ROYALE ENERGY, INC.
                                BALANCE SHEETS

                                               September 30,    December 31,
                                                   1999             1998
                                                (Unaudited)      (Audited)
                                            ----------------  ---------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses       $4,422,527      $1,249,127
     Deferred revenue from turnkey drilling       1,264,917       2,834,976
                                            ---------------  ----------------
   Total current liabilities                      5,687,444       4,084,103
                                            ---------------  ----------------

Long-Term Debt, net of current portion            5,000,000       5,000,000

Redeemable preferred stock:
     Series A convertible preferred stock,
     no par value, authorized 259,250 shares,
     issued and outstanding 9375 and 9375,
     respectively                                   19,100          19,100
                                               --------------    ----------
Stockholders' Equity:
     Common stock, no par value, authorized
     10,000,000 shares, issued and outstanding
     3,808,613 and 3,808,613 shares,
     respectively                                8,240,605       8,240,605

     Series AA preferred stock, no par value,
     authorized 147,500 shares, issued and
     outstanding 43,750 and 43,750,
     respectively                                  175,000         175,000

     Accumulated deficit                        (2,025,952)     (2,007,893)
                                              --------------   -------------
        Total paid in capital and accumulated
        deficit                                  6,389,653       6,407,712

    Less Cost of treasury stock, 37,500 and
    37,500 shares, respectively                    (94,500)        (94,500)
                                            ----------------   --------------
       Total Stockholders' equity                6,295,153       6,313,212
                                            ----------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $17,001,697     $15,416,415
                                             --------------    --------------
                                             --------------    --------------
               (See Notes to Financial Statements)

                               ROYALE ENERGY, INC.
                              STATEMENTS OF INCOME

                                                     Nine Months Ended
                                                       September 30,
                                                  ------------------------
                                                    1999           1998
                                                 (Unaudited)    (Unaudited)
                                                 ------------   -----------
Revenues:
     Oil and gas sales                           $2,096,515      $3,323,012
     Turnkey drilling                             3,776,082       2,600,384
     Supervisory fees and other                     414,393         326,356
                                                 ------------   ------------
           Total revenues                         6,286,990       6,249,752
                                                 ------------   ------------

Costs and expenses:
     General and administrative                   1,196,573       1,247,903
     Turnkey drilling and development             2,446,527       1,126,961
     Lease operating                                708,067         826,388
     Lease impairment                                     0         280,000
     Legal and accounting                           117,370         418,630
     Marketing                                      257,926         302,191
     Depreciation, depletion and amortization     1,292,436         772,586
                                                  ----------      ----------
          Total costs and expenses                6,018,899       4,974,659
                                                  ----------      ----------
          Income from operations                    268,091       1,275,093

Other expense:
     Interest                                       286,150         239,572
                                                 ------------     ----------

Income (loss) before income tax expense             (18,059)      1,035,521
Income tax expense                                        0          28,020
                                                 ------------     ----------
Net income (loss)                                  ($18,059)     $1,007,501
                                                 -------------    ----------
                                                 -------------    ----------
Diluted earnings per share                           ($0.00)          $0.26
                                                 -------------    ----------
                                                 -------------    ----------
Basic earnings per share                             ($0.00)          $0.27
                                                 -------------    ----------
                                                 -------------    ----------
               (See Notes to Financial Statements)

                               ROYALE ENERGY, INC.
                            STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                          September 30,
                                                  --------------------------
                                                     1999            1998
                                                  (Unaudited)    (Unaudited)
                                                 ------------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                            ($18,059)      $1,007,501
      Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation, depletion and amortization    1,292,436          772,586
      Loss on impairment of assets                        0          280,000
     (Increase) decrease in:
        Accounts receivable                        (372,547)        (897,244)
        Receivable from related parties             (10,876)         (40,164)
        Prepaid expenses and other current
         assets                                    (307,824)          76,159
      Increase (decrease) in:
          Accounts payable and accrued expenses 3,173,400           43,375
            Deferred revenues - DWI              (1,570,059)         904,440
                                                 ------------      ----------
      Net Cash Provided by Operating Activities   2,186,471        2,146,653
                                              ---------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Expenditures for oil and gas properties    (2,321,419)     (3,371,949)
      Other capital expenditures                    (37,991)        (46,052)
                                              ---------------    -----------

      Net Cash Used by Investing Activities     ($2,359,410)     (3,418,001)
                                              ---------------    -----------
               (See Notes to Financial Statements)

                                ROYALE ENERGY, INC.
                             STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                         September  30,
                                                       ------------------
                                                     1999            1998
                                                  (Unaudited)    (Unaudited)
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in receivable from related
      parties, net                                       $0          $9,652
    Decrease in notes receivable                      9,999          39,828
    Increase in long-term debt                            0         450,000
    Treasury stock purchased                              0        (386,244)
                                                  -----------    -----------
    Net Cash Used by Financing Activities            (9,999)       (113,236)
                                                  -----------    -----------
Net Decrease in Cash and Cash Equivalents          (162,940)     (1,158,112)

Cash at Beginning of Year                         1,016,306       2,032,001
                                                  -----------    -----------

Cash at End of Period                              $853,366        $873,889
                                                  ------------   ------------
                                                  ------------   ------------
SUPPLEMENTAL INFORMATION:

    Cash paid for interest                         $286,150        $239,572
                                                  ------------   ------------
                                                  ------------   ------------
    Cash paid for taxes                                  $0         $28,020
                                                  ------------   ------------
                                                  ------------   ------------
NONCASH TRANSACTIONS:

    Series A Preferred Stock exchanged
      for common stock                                   $0        $30,000
                                                  ------------   ------------
                                                  ------------   ------------
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

Basic and diluted earnings per share are calculated as follows:

                                    Nine Months Ended September 30, 1999
                                    ------------------------------------
                                   Income         Shares       Pre-Share
                                 (Numerator)   (Denominator)    Amount
                                 -----------   -------------   ---------
Basic EPS
    Income available to common
     stockholders                 ($18,059)      3,808,613      ($ .00)
                                                                -------

    Effect of dilutive securities
    stock options                     -             294,883
                                  ---------       ---------
Diluted EPS
  Income available to common
  stockholders                    ($18,059)       4,103,496     ($ .00)
                                 -----------      ---------     -------

                                    Nine Months Ended September 30, 1998
                                    ------------------------------------
                                   Income         Shares       Pre-Share
                                 (Numerator)   (Denominator)    Amount
                                 -----------   -------------   ---------
Basic EPS
  Income available to common
    stockholders                 $1,007,501      3,797,636         $ .27
                                                                 -------
  Effect of dilutive securities
   stock options                     -              128,498
                                 -----------     ----------
Diluted EPS
   Income available to common
     stockholders                $1,007,501       3,926,134        $ .26
                                ------------     -----------       ------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the first nine months of 1999, the Company's total revenues were $6,286,990, a $37,238 or 0.60% increase from the total revenues in the first nine months of 1998 of $6,249,752. This increase in total revenues can be attributed to an increase in turnkey drilling during the period in 1999. For the first nine months of 1999, the Company realized a net operating profit of $268,091, a $1,007,002 or 79% decrease over the net operating profit in the first nine months of 1998 of $1,275,093. For the nine months ended September 30, 1999, the Company reported a net loss of $18,059, compared to the net profit of $1,007,501 for the same period in 1998, a $1,025,560 or 102% decrease. The Company's management attribute this decrease in operating and net profit to a decrease in revenues from oil and gas sales

Turnkey drilling revenues for the nine months ended September 30, 1999 were $3,776,082 which were offset by drilling and development costs of $2,446,527. For the same period in 1998, turnkey drilling revenues were $2,600,384, while drilling and development costs were $1,126,961. This represents an increase in revenues of $1,175,698 or 45.2% and an increase in costs of $1,319,566 or
117%.   The increase in drilling revenues and costs in 1999 were primarily due to the drilling of eleven wells during the first nine months of 1999 versus the drilling of five wells during the same period in 1998.

Oil and gas revenues for the nine months ended September 30, 1999 were $2,096,515 compared to $3,323,012 for the same period in 1998, which represents a $1,226,497 or 36.9% decrease. This decrease in revenues was mainly due to a decrease in the price received for natural gas and lower production during the period in 1999, which can be primarily attributable to field delays in placing into production a number of successful wells drilled by the Company.

The Company's oil and gas lease operating expenses decreased by $118,321, or 14.3%, to $708,067 for the nine months ended September 30, 1999, from $826,388 for the same period in 1998. The increased costs in 1998 can be attributed the Company's installation of dehydrating equipment on many of its natural gas wells to increase efficiencies within its transportation system.

The aggregate of supervisory fees and other income was $414,393 for the nine months ended September 30, 1999, an increase of $88,037 (27%) from $326,356 during the same period in 1998. This increase was mainly due to an increase in fees received, during the period in 1999, from new pipeline and compressors placed in service during the year in 1998.

Depreciation, depletion and amortization expense increased to $1,292,436 from $772,586, an increase of $519,850 (67.3%) for the nine months ended September 30, 1999, as compared to 1998. This increase in expense can be attributed to the increase in the total of oil and gas assets owned by the Company.

General and administration expenses decreased by $51,330, or 4.1%, from $1,247,903 for the nine months ended September 30, 1998 to $1,196,573 for the same period in 1999. Legal and accounting expense decreased to $117,370 for the period, compared to $418,630 for the first nine months of 1998, a $301,260 (72%) decrease. This decrease can be attributed to lower litigation costs during the period in 1999. Marketing expense for the nine months ended September 30, 1999, decreased by $44,265 or 14.7%, to $257,926, compared to $302,191 for the same period in 1998. Marketing expense for the Company varies from period to period according to the number of marketing events attended by Company personnel and associated travel costs.

The Company periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. During the first nine months of 1998, $280,000 was recorded as an impairment loss based on this assessment. There were no such impairment losses recorded in first nine months of 1999.

During the year in 1998, the Company extended an existing credit line from a major commercial bank. Because of borrowings pursuant to this credit line, interest expense increased to $286,150 for the nine months ended September 30, 1999 from $239,572 for the same period in 1998, a $46,578 or 19.4%
increase.


CAPITAL RESOURCES AND LIQUIDITY:

At September 30, 1999, the Company had current assets totaling $3,409,688 and current liabilities totaling $5,687,444, a $2,277,756 working capital deficit. The primary reason for this working capital deficit is an increase in the Company's accounts payable due to drilling and completion of a greater number of wells during the period in order to fulfill much of the Company's drilling obligations on behalf of investors who bought fractional working interests. For the industry as a whole, a working capital deficit is not uncommon. Management believes that the Company has sufficient liquidity for the short term.

OPERATING ACTIVITIES. For the nine months ended September 30, 1999, cash provided by operating activities totaled $2,186,471 compared to $2,146,653 provided by operating activities for the same period in 1998. This increase in cash provided can be mainly attributed to an increase in accounts payable related to increased drilling activity for the period in 1999 when compared to 1998.

INVESTING ACTIVITIES.   Net cash used by investing activities, primarily in
capital acquisitions of oil and gas properties, amounted to $2,359,410 for the first nine months of 1999, compared to $3,418,001 used by investing activities for the same period in 1998. The decrease in cash used in 1999 can be primarily attributable to an increase in pipeline and dehydrating equipment acquired during the period in 1998.

FINANCING ACTIVITIES.   For the nine months ended September 30, 1999, net
cash provided by financing activities was $9,999, primarily from a decrease in notes receivable, compared to cash provided by financing activities for the same period in 1998 of $113,236. This decrease in net cash provided was mainly due to the Company's repurchase of its own common stock in order to retire it, during the period in 1998.

PART II

Item 4.      Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on August 19,1999. At the meeting, the shareholders voted to re-elect each of the Company's seven directors to serve until the 2000 annual meeting. The board of directors and management had solicited proxies in favor of each of the proposals and election of seven directors. No proxies were solicited in opposition to any proposal nor opposing the nominees for director that were recommended by the board, and the following seven directors were re-elected:
Harry E. Hosmer, Donald H. Hosmer, Stephen M. Hosmer, Rodney Nahama, Oscar
A. Hildebrandt, Gilbert C. L. Kemp, and George Watters. Each director was re-elected by a vote of 2,768,515 for, 0 against, 15,700 not voting.

The shareholders also voted to approve the appointment of Brown, Armstrong, Randall & Reyes as the Company's independent accountants, by a vote of 2,766,085 for, 6,200 against, 11,930 not voting.

Item 6         Exhibits and Reports on Form 8-K

(a)     Exhibits

27.1    Financial Data Schedule

(b)     Reports on Form 8-K

We filed no reports on Form 8-K during the third quarter of 1999.

                              SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ROYALE ENERGY FUNDS, INC.



Date:      November 15, 1999                /s/ Donald H. Hosmer
                                           --------------------------
                                           Donald H. Hosmer, President and
                                           Chief Executive Officer
                                 - 11 -