Form 10QSB/A
period 1999-09-30
ROYALE ENERGY INC
filed 1999-11-19
CIK 864839

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

This Amendment No. 1 to the Company's September 30, 1999, quarterly report revises Part I, Item 1, Financial Statements, by adding financial information for the three month period ending September 30, 1999, to the nine months' data reported in the originally filed Form 10-QSB for the period.
Part I, Item 2, the Management's Discussion and Analysis of Financial Condition and Results of Operations, is also revised to discuss the three month period. No other changes from the original filing have been made.

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
               (See Notes to Financial Statements)

                               ROYALE ENERGY, INC.
                              STATEMENTS OF INCOME

                          Three Months Ended         Nine Months Ended
                             September 30,             September 30,
                          ---------------------   ------------------------
                            1999         1998       1999           1998
                         (Unaudited) (Unaudited) (Unaudited)    (Unaudited)
                         ----------- ----------- ------------   -----------
Revenues:
     Oil and gas sales   $  806,038   $1,139,125 $2,096,515      $3,323,012
     Turnkey drilling     1,382,032      478,482  3,776,082       2,600,384
     Supervisory fees
        and other           147,282      115,055    414,393         326,356
                            -------    --------- ------------   ------------
           Total revenues 2,335,352    1,732,662  6,286,990       6,249,752
                          ---------    --------- ------------   ------------
Costs and expenses:
     General and
      administrative        411,688      420,441  1,196,573       1,247,903
     Turnkey drilling
      and development     1,055,545       74,255  2,446,527       1,126,961
     Lease operating        240,092      252,367    708,067         826,388
     Lease impairment             0       80,000          0         280,000
     Legal and accounting   (51,713)      55,651    117,370         418,630
     Marketing               67,252      113,964    257,926         302,191
     Depreciation, depletion
      and amortization      449,901      283,695  1,292,436         772,586
                          ---------     --------  ----------      ----------
          Total costs and
           expenses       2,172,765     1,280,373 6,018,899       4,974,659
                          ---------     --------- ---------      ----------
          Income from
           operations       162,587       452,289   268,091       1,275,093

Other expense:
     Interest               104,691        96,048   286,150         239,572
                          ---------    ---------- -----------     ----------

Income (loss) before
  income tax expense         57,896       356,241   (18,059)      1,035,521
Income tax expense                0        22,979         0          28,020
                          ---------    ---------- -----------     ----------
Net income (loss)            57,896       333,262  ($18,059)     $1,007,501
                          ---------    ---------- ------------    ----------
                          ---------    ---------- ------------    ----------
Diluted earnings per
 share                        $0.02         $0.09    ($0.00)          $0.26
                          ---------    ---------- -----------     ----------
                          ---------    ---------- -----------     ----------
Basic earnings per share      $0.02         $0.09    ($0.00)          $0.27
                          ---------    ---------- ------------    ----------
                          ---------    ---------- ------------    ----------
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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 1999, Compared to the Same Period Last Year

We had net income of $57,896 for the three months ended September 30, 1999, although we had an overall net loss of $18,059 for the nine months ended September 30, 1999. We believe that operating losses were common in the oil and gas industry for the first half of the year, but that many companies improved their third quarter results. Our experience, recording losses in the first six months of 1999 followed by a profitable third quarter, appears to be in line with industry trends.

During the quarter and nine months ended September 30, 1999, the Company's total revenues were $2,335,352 and $6,286,990, respectively. These third quarter revenues were $602,690 (35%) higher than the same period in 1998, while our nine months revenues were only $37,238 (0.60%) higher than total revenues in the first nine months of 1998. This increase in total revenues results from an increase in turnkey drilling, most of which occurred in the third quarter of 1999. Drilling revenue for the third quarter of 1999 was $1,382,032, a $903,550 (189%) increase from third quarter 1998 revenues of $478,482. Nine months' drilling revenues were $3,776,082 at September 30, 1999, an increase of $1,175,698 (45%) over the same period in 1998.

Drilling costs showed the same pattern as drilling revenues. Three months' and nine months' drilling and development expenses were $1,055,545 and $2,446,527 in 1999. Third quarter drilling costs dramatically increased by $981,290 from third quarter 1998 drilling costs of $74,255. Nine months' drilling costs in 1999 and 1998 were $2,446,527 and $1,126,961, respectively. In the three months and nine months ended September 30, 1999, drilling revenues exceeded drilling costs by $326,487 and $3,329,555, respectively. The increase in drilling revenues and costs in 1999 were primarily due to the drilling of eleven wells during the first nine months of 1999 versus the drilling of five wells during the same period in 1998.

Oil and gas revenues for the nine months ended September 30, 1999 were $2,096,515 compared to $3,323,012 for the same period in 1998, which represents a $1,226,497 or 36.9% decrease. For the third quarter of 1999, oil and gas revenues were $806,038 compared to $1,139,125 for the third quarter of 1998, a $333,087 (29%) decrease. The decrease resulted from lower prices as well as delays in bringing some new wells into production in 1999, which resulted in lower production.

More than half of our 1999 year to date income from operations came in the third quarter. For the three months and nine months ended September 30, 1999, were $162,587 and $268,091, which represent decreases of $289,702 (64%)
and $1,007,002 (79%) from comparable 1998 income from operations of $452,289 and $1,275,093, respectively. The reason for the decrease was mainly a decline in oil and gas production income because of lower prices as well as lower production in 1999.

For the three and nine months ended September 30, 1999, our oil and gas lease operating expenses decreased by $ 12,275 (5%) and $118,321 (14%), to $240,092 and $708,067 respectively, from $252,367 and $826,388 for the same periods in 1998. Our 1998 costs were higher than 1999 primarily because in 1998 we installed dehydrating equipment on many of its natural gas wells to increase efficiencies within our transportation system.

The aggregate of supervisory fees and other income was $147,282 and $414,393 for the three months and nine months ended September 30, 1999, an increase of $32,227 (28%) and $88,037 (27%), respectively, from $115,055 and $326,356 during the same periods in 1998. This increase was mainly due to an increase in fees received, during the period in 1999, from new pipeline and compressors placed in service during the year in 1998.

Depreciation, depletion and amortization expense increased to $449,901 from $283,695 for the three months ended September 30, 1999, and to $1,292,436 from $772,586 for the nine month period. This represents an increase of $166,206 (58%) and $519,850 (67%) for the three months and nine month periods in 1999, as compared to 1998. This increase in expense can be attributed to the increase in the total of oil and gas assets owned by the Company.

General and administration expenses decreased by $51,330, or 4.1%, from $1,247,903 for the nine months ended September 30, 1998 to $1,196,573 for the same period in 1999. For the three month period, the decrease was $8,753 (2%), from $420,441 in 1998 to $411,688 in 1999. Legal and accounting expense for the first nine months of 1999 decreased to $117,370, compared to $418,630 for the same period in 1998, a $301,260 (72%) decrease. In the third quarter of 1999, we received a $51,713 reimbursement of previously incurred legal expenses, which lowered our 1999 litigation costs dramatically. Marketing expense for the three months and nine months ended September 30, 1999, decreased by $46,712 (41%) and $44,265 (15%), to $67,252 and $257,926, respectively, compared to $113,964 and $302,191 for the same periods in 1998. Marketing expense for the Company varies from period to period according to the number of marketing events attended by Company personnel and associated travel costs.

The Company periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. During the first nine months of 1998, $280,000 was recorded as an impairment loss based on this assessment. There were no such impairment losses recorded in the first nine months of 1999.

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

The shareholders also voted to approve the appointment of Brown, Armstrong, Randall, Reyes, Paulden and McCown Accoutancy Corporation as the Company's independent accountants by a vote of 2,766,085 for, 6,200 against, 11,930 not voting.

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