Form 10QSB/A
period 1999-09-30
ROYALE ENERGY INC
filed 1999-11-19
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

            FORM 10-QSB/A             Amendment No. 2 to Form 10-QSB

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

This Amendment No. 2 to the Company's September 30, 1999, quarterly report, revises Part I, Item 1, Financial Statements, by revising language and data in the table entitled Statements of Cash Flows. Amendment No. 2 also revises the Financial Data Schedule, by adding data on Inventory, which was inadvertently omitted from Amendment No. 1. No other changes from Amendment No. 1 have been made.

Amendment No. 1 to the Company's September 30, 1999, quarterly report, revised Part I, Item 1, Financial Statements, by adding financial information for the three month period ending September 30, 1999, to the nine months' data reported in the originally filed Form 10-QSB for the period. Part I,
Item 2, the Management's Discussion and Analysis of Financial Condition and Results of Operations, were also revised to discuss the three month period. No other changes from the original filing were made.

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
               (See Notes to Financial Statements)

                                ROYALE ENERGY, INC.
                             STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                         September  30,
                                                       ------------------
                                                     1999            1998
                                                  (Unaudited)    (Unaudited)
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in receivable from related
      parties, net                                       $0          $9,652
    Decrease in notes receivable                      9,999          39,828
    Increase in long-term debt                            0         450,000
    Treasury stock purchased                              0        (386,244)
                                                  -----------    -----------
    Net Cash Provided by Financing Activities         9,999         113,236
                                                  -----------    -----------
Net Decrease in Cash and Cash Equivalents          (162,940)     (1,158,112)

Cash at Beginning of Year                         1,016,306       2,032,001
                                                  -----------    -----------

Cash at End of Period                              $853,366        $873,889
                                                  ------------   ------------
                                                  ------------   ------------
SUPPLEMENTAL INFORMATION:

    Cash paid for interest                         $286,150        $239,572
                                                  ------------   ------------
                                                  ------------   ------------
    Cash paid for taxes                                  $0         $28,020
                                                  ------------   ------------
                                                  ------------   ------------
NONCASH TRANSACTIONS:

    Series A Preferred Stock exchanged
      for common stock                                   $0        $30,000
                                                  ------------   ------------
                                                  ------------   ------------
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