Form 10KSB
period 1999-12-31
ROYALE ENERGY INC
filed 2000-04-11
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999       Commission File No. 0-22750

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

        Securities to be registered pursuant to Section 12(g) of the Act:
                  Common Stock, par value $.01 per share
                            (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X  ;  No
     -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $7,843,732

At March 29, 2000, there were 2,657,587 outstanding shares of registrant's Common Stock held by non-affiliates, with an aggregate market value of approximately $6,976,166, based on the closing Nasdaq price on that date.

At March 29, 2000, a total of 3,808,613 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):
 Yes       ; No   X
    -----       -----
Exhibit Index appears on page 20.

                               TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .-1-
      Item 1.           Description of Business. . . . . . . . . . . . . .-1-
      Item 2.           Description of Property. . . . . . . . . . . . . .-4-
      Item 3.           Legal Proceedings. . . . . . . . . . . . . . . . .-8-
      Item 4.           Submission of Matters to a Vote of Security
                        Holders. . . . . . . . . . . . . . . . . . . . . .-8-

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .-9-
      Item 5.           Market Price of the Company's Common Stock and
                        Related Stockholder Matters. . . . . . . . . . . .-9-
      Item 6.           Management's Discussion and Analysis of Financial
                        Condition and Results of Operations. . . . . . . .-9-
      Item 7.           Financial Statements and Supplementary Data . . .-12-
      Item 8.           Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure. . . . . . . -12-

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .-13-
      Item 9.           Directors, Executive Officers, Promoters and
                        Control Persons, Compliance with Section 16(a)
                        of the Exchange Act. . . . . . . . . . . . . . . -13-
      Item 10.          Executive Compensation. . . . . . . . . . . . . .-15-
      Item 11.          Security Ownership of Certain Beneficial
                        Owners and Management. . . . . . . . . . . . . . -17-
      Item 12.          Certain Relationships and Related Transactions. .-19-
      Item 13.          Exhibits, Lists, and Reports on Form 8-K. . . . .-20-
      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .-21-

FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . -F-1-

                            ROYALE ENERGY, INC.

PART I

Item 1.           Description of Business

Royale Energy, Inc. (the "Company" or "Royale"), is an independent oil and natural gas producer. The Company's principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by the Company. The Company owns wells and leases in major geological basins located mainly in California. It offers fractional working interests and seeks to minimize the risks of oil and gas drilling by selling multiple well drilling ventures that exclude the use of debt financing. Royale was incorporated in California in 1986 and began operations in 1988. The Company's Common Stock is traded on the Nasdaq National Market System (symbol ROYL). On March 29, 2000, Royale had 12 full time and 170 part time employees.

During the Company's last fiscal year ended December 31, 1999, the Company continued to explore and develop natural gas properties in northern California. The Company drilled twelve wells in 1999, choosing to complete six as commercially productive wells. Five wells drilled in 1999 were plugged and abandoned as dry holes, and the Company has not decided whether to complete one of the wells. The Company's estimated total natural gas reserves increased from approximately 15.2 Bcf at January 1, 1999 to 15.8
Bcf at December 31, 1999, and it has minimal crude oil reserves or operations.

The Company reported gross revenues in connection with the drilling of wells on a turnkey contract basis in the amount of $4,213,696 for the year ended December 31, 1999, which represents 53.7% of its total revenues for the year. In the year ended 1998, we reported $3,789,995 gross revenues for the year, representing 45.3% of our total revenues for that year. These amounts are offset by drilling expenses and development costs of $2,600,555 in 1999, and $1,541,624 in 1998. In addition to Royale's own engineering staff, it hires independent contractors to drill, test, complete and equip the wells that it drills.

38.3% of the Company's total revenue for the year ended December 31, 1999 was made up of the $3,006,010 it earned from oil and natural gas sales from production of its wells. In 1998, this amount was $4,101,553, which represented 49.0% of the Company's total revenues.

Plan of Business

The Company acquires interests in oil and natural gas reserves by sponsoring private joint ventures. Royale believes that its shareholders are better served by diversification of its investments among individual drilling projects. Through its participation in joint ventures, the Company can acquire interests and develop oil and natural gas properties with limited expense and risk and still receive an interest in the revenues and reserves produced from these properties.

After acquiring the leases or lease participation, the Company drills or participates in the drilling of development and exploratory oil and natural gas wells on its property. The Company pays its proportionate share of the actual cost of drilling, testing, and completing the project to the extent that it retains all or any portion of the working interest.

Royale may also sell fractional interests in undeveloped wells to finance part of the drilling cost. When the Company sells fractional interests to raise capital to drill oil and natural gas wells, generally it agrees to drill these wells on a "turnkey contract" basis, so that the holders of the fractional interests prepay a fixed amount for the drilling and completion of a specified number of wells. Under a turnkey contract, the Company recognizes gross revenue for the amount paid by the purchaser and agrees to pay the expense of drilling and development of the well for the participants. The actual drilling and development costs may or may not be greater than the gross revenue which is recognized by the Company for its fractional interest sales.

When Royale sells a turnkey drilling project, it uses a percentage of the funds it receives from the purchasers of the project to prepay lease costs, intangible drilling costs, and other costs as required so that the drilling project can proceed. These funds are non-refundable once the purchase of the turnkey project has been made. The non-refundable portion of the total turnkey drilling project is based on a percentage calculated by estimating the pre-drilling costs as a percentage of total drilling costs for a particular project. On the Company's financial statements, it recognizes the non-refundable portion of the total purchase price as revenue and it expenses the related pre-drilling costs. The Company records the remaining funds from the sale of working interests as income at the commencement of drilling, and it carries as a current liability its obligation to expend the remaining unexpended funds for drilling wells on behalf of the purchasers. See, Note
1 to the Company's Financial Statements on Page F-7. The Company maintains internal records of the expenditure of each investor's funds for drilling projects.

Royale generally operates the wells it completes. As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements. For the year ended December 31, 1999, the Company earned gross revenues from operation of the wells in the amount of $624,026, representing 8.0% of its total revenues on a consolidated basis for that year. In 1998, the amount was $473,582, which represented 5.7% of the consolidated total revenues. As of December 31, 1999, the Company holds working interests in 48 gas wells in California, with locations ranging from Tehama County in the north to Kern County in the south. The Company also holds a 20% working interest in a well being completed in Louisiana, plus interests in two exploration wells in California which resulted in gas discoveries. The California wells are currently waiting on installation of gas sales pipelines.

The Company's business does not depend on a single customer or a few customers and the Company's management does not believe this will change in the foreseeable future. Oil and natural gas purchasers are readily available in today's markets, and Royale does not believe that the loss of any customer would materially affect its business or our ability to find ready purchasers for its oil and gas production at current market prices.

Natural gas demand and the prices paid for gas have been seasonal, but over the past year or so the seasonality has changed. In past years, natural gas demand in Northern California has increased during the winter. More recently, natural gas demand and prices have decreased during the fall and winter and risen in the spring and summer, reflecting increased electricity consumption. The oil business is not generally seasonal in nature. Rather, oil prices increase and decrease in response to worldwide supply and demand trends. Oil price changes don't unusually materially affect the Company's revenues.

Affiliated Entities

On December 31, 1999, Royale Petroleum Corporation ("RPC") owned 27.53% of the Company's Common Stock (excluding rights to purchase shares pursuant to warrants). RPC is owned equally by Donald H. Hosmer and Stephen M. Hosmer, who are brothers. Donald H. Hosmer is president and director of the Company, and Stephen Hosmer is chief financial officer and director of the Company. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer, chairman of the Company's board of directors. See, Security Ownership of Certain Beneficial Owners and Management on Page 17. RPC is a predecessor and affiliate of the Company. RPC is a Delaware corporation formed in 1985.

The Company had no subsidiaries at December 31, 1999.


Competition, Markets and Regulation

Competition

The exploration and production of oil and natural gas is an intensely competitive industry. The sale of interests in oil and gas projects, like those the Company sells, is also very competitive. The Company encounters competition from other oil and natural gas producers, as well as from other entities which invest in oil and gas for their own account or for others, and many of these companies are substantially larger than Royale is.


Markets

Market factors beyond the Company's control affect the quantities of oil and natural gas production and the price the Company can obtain for the production from its oil and natural gas properties. Such factors include: the extent of domestic production; the level of imports of foreign oil and natural gas; the general level of market demand on a regional, national and worldwide basis; domestic and foreign economic conditions that determine levels of industrial production; political events in foreign oil-producing regions; and variations in governmental regulations including environmental, energy conservation, and tax laws or the imposition of new regulatory requirements upon the oil and natural gas industry. Royale can't assure that the prices of oil and natural gas will not increase or decrease in the future, resulting in an increase or decrease in the revenues that the Company receives from its oil and natural gas sales.

Regulation

Federal and state laws and regulations affect, to some degree, the production, transportation, and sale of oil and natural gas from the Company's operations. Many states in which Royale operates have statutory provisions regulating the production and sale of oil and natural gas, including provisions regarding deliverability. These statutes, along with the regulations interpreting the statutes, generally are intended to prevent waste of oil and natural gas, and to protect correlative rights to produce oil and natural gas produced by assigning allowable rates of production to each well or proration unit.

The exploration, development, production and processing of oil and natural gas are subject to various federal and state laws and regulations to protect the environment. Various federal and state agencies are considering, and some have adopted, other laws and regulations regarding environmental controls that could increase the cost of doing business. These laws and regulations may require: the acquisition of a permit by operators before drilling commences; the prohibition of drilling activities on certain lands lying within wilderness areas or where pollution arises; and the imposition of substantial liabilities for pollution resulting from drilling operations, particularly operations in offshore waters or on submerged lands. The cost of oil and natural gas development and production also may increase because of the cost of compliance with such legislation and regulations, together with any penalties resulting from failing to comply with the legislation and regulations. Ultimately, the Company may bear some of these costs.
Presently, the Company does not anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect on capital expenditures, earnings, or its competitive position in the oil and natural gas industry; however, since these laws and regulations change frequently, the Company can't predict the costs of its compliance with existing and future environmental regulations.

The discussion in this section of the regulation of the oil and natural gas industry is an overview. Royale does not intend for it to constitute a complete discussion of the various statutes, rules, regulations or governmental orders to which the Company's operations may be subject.

Item 2.           Description of Property

Since 1993, Royale has concentrated on development of properties in the Sacramento Basin of Northern California. In 1999, the Company drilled nine wells in Northern California, five of which were commercially productive wells and three were dry holes. It has not yet determined whether to complete one well drilled in 1999. Also in 1999, Royale participated in drilling activities in and near Louisiana, resulting in one commercially productive on-shore gas well which was completed and which produced only for a short time and in one well resulting in a dry hole in the Gulf of Mexico, near the coast of Louisiana. The Company owns a 20% working interest in that gas well, which is a part of a redevelopment project located south of Baton Rouge, Louisiana. As of December 31, 1999, the estimated gross reserves of the Louisiana project are 1.7 Bcf of natural gas and 510,000 barrels of oil. The Company holds interests in two exploration wells in California which resulted in gas discoveries. As of December 31, 1999, the California wells are waiting on installation of gas sales pipelines. The Company also owns minor interests in properties in Texas and Oklahoma in connection with joint ventures in which it is a participant, but not the operator.

Following industry standards, the Company generally acquires oil and natural gas acreage without warranty of title except as to claims made by, through, or under the transferor. In these cases, Royale attempts to conduct due diligence as to title before the acquisition, but it can't assure that there will be no losses resulting from title defects or from defects in the assignment of leasehold rights. Title to property most often carries encumbrances, such as royalties, overriding royalties, carried and other similar interests, and contractual obligations, all of which are customary within the oil and natural gas industry.

The Company has available a $5,050,000 revolving credit line from a major commercial bank to use for working capital purposes, acquisitions, and development of oil and gas properties. At December 31, 1999, $5,050,000 in loans were outstanding under this credit line. All of the Company's oil and gas properties are pledged to secure this credit line.

Following is a discussion of Royale's significant oil and natural gas properties. Reserves at December 31, 1999, for each property discussed below, have been determined by WZI, Inc., registered professional petroleum engineers, in accordance with its report submitted to the Company on March 2, 2000 (the most recent report available).

Northern California

The Company owns lease interests in 29,187.88 gross (15,877.53 net) acres in 15 gas fields with locations ranging from Tehama County in the north to Kern County in the south, in the Sacramento and San Joaquin Basins in Northern California. At December 31, 1999, the Company operated 48 wells in Northern California, and its estimated total gas reserves in Northern California were approximately 7.0 Bcf, according to the Company's independently prepared reserve report.

Developed and Undeveloped Leasehold Acreage

As of December 31, 1999, the Company owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

                          Developed           Undeveloped
                   Gross           Net       Gross       Net
                   Acres          Acres      Acres      Acres
                   -----          -----      -----      -----

California       17,202.70      10,598.73   4721.48    3790.21

All other States  2,263.70         238.59   5000.00    1250.00
                 ---------      ---------   -------    -------
Total            19,466.40      10,837.32   9,721.48   5040.21

Drilling Activities

The following table sets forth Royale's drilling activities during the years ended December 31, 1997, 1998, and 1999. All wells are located in the Continental U.S., in California, Texas, and Oklahoma.


                              Gross Wells(b)              Net Wells
Year  Type of Well(a) ---------------------------------------------------
                      Total     Producing(c)     Dry(d)    Producing(c) Dry(d)

1997  Exploratory       3           1            2         .4430      .6150
      Developmental    10           8            2        3.1507      .7650

1998  Exploratory       -           -            -           -           -
      Developmental     8           2            6         .9727     2.9287

1999  Exploratory       3           1            2         .4320      .9653
      Developmental     9(e)        6            2        1.8156      .6417


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

(e) Royale has not yet determined whether to complete one developmental well drilled in 1999.

As of December 31, 1999, the Company had 48 gross (27.49 net) currently producing natural gas wells.

Production

The following table summarizes, for the periods indicated, the Company's net share of oil and natural gas production, average sales price per barrel
(Bbl), per thousand cubic feet (Mcf) of natural gas, and the Mcf equivalent
(Mcfe) for the barrels of oil based on a 10 to 1 ratio of the price per barrel of oil to the price per Mcf of natural gas. "Net" production is production that Royale owns either directly or indirectly through partnership or joint venture interests produced to its interest after deducting royalty, limited partner or other similar interests. The Company generally sells its oil and natural gas at prices then prevailing on the "spot market" and does not have any material long term contracts for the sale of natural gas at a fixed price.

                           1999           1998            1997
                           ----           ----            ----

       NET VOLUME

       Oil (Bbl)            2,215            1,238           679

       Gas (Mcf)        1,331,887        1,773,294     1,365,562

       Mcfe             1,354,037        1,785,674     1,376,334

       AVERAGE SALES PRICE

       Oil (Bbl)           $16.30            $9.42        $14.42

       Gas (Mcf)            $2.34            $2.21         $2.26

       Net Production
       Costs & Taxes     $673,793         $708,137      $460,768

       Lifting Costs        $0.49            $0.39         $0.34


Net Proved Oil and Natural Gas Reserves

As of December 31, 1999, Royale had proved developed reserves of 10,401,000 Mcf and total proved reserves of 15,842,000 Mcf of natural gas on all of the properties Royale leases. For the same period, Royale also had proved developed reserves of 80 Mbbl and total proved reserves of 80 Mbbl of oil on the same properties. Proved developed reserves are those reserves which are expected to be recovered from already producing completion intervals and are currently producing to a market. Total proved reserves include proved developed reserves and those reserves that are estimated to be recoverable from new wells on undrilled acreage or from existing wells where a major capital expenditure is required for additional completion.

Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data. Common assumptions include such matters as the areal extant and average thickness of a particular reservoir, the average porosity and permeability of the reservoir, the anticipated future production from existing and future wells, future development and production costs and the ultimate hydrocarbon recovery percentage. As a result, oil and gas reserve estimates and discounted present value estimates are frequently revised in subsequent periods to reflect production data obtained after the date of the original estimate. If the reserve estimates are inaccurate, production rates may decline more rapidly than anticipated, and future production revenues may be less than estimated.

Additional data relating to the Company's oil and natural gas properties is disclosed in Supplemental Information About Oil and Gas Producing Activities (Unaudited), attached to the Company's Financial Statements which are part of this document and found on Page F-20. The oil and natural gas reserve information disclosed in the supplement to the financial statements are based upon the reserve reports for the years ended December 31, 1999 and 1998, prepared by the Company's independent reserve engineering consultants.

Item 3.           Legal Proceedings

On December 10, 1999, a group of 16 investors in drilling projects sponsored by Royale from 1994 to 1998 filed suit against Royale and certain of its officers and former officers in U.S. District Court for the Northern District of California, alleging fraud, negligent misrepresentation, breach of fiduciary duties and other related claims in connection with the sales of working interests in those projects. Buck, et al., v. Royale Energy, et al., No. C 99 5236. The suit seeks an unspecified amount of damages, restitution of amounts the plaintiffs invested, and punitive damages. The Company expects to file responsive motions in the case, which state that the plaintiffs' pleadings are fatally defective and have been filed in the wrong court. No discovery has been conducted in the case. The Company will contend that the plaintiffs' claims are completely without merit and that the plaintiffs' complaint fails to state a claim on which relief can be based.


Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Royale's security holders during the fourth quarter of fiscal year ended December 31,1999.

PART II

Item 5.           Market Price of the Company's Common Stock and Related
                  Stockholder Matters

Since February 25, 1997, the Company's Common Stock has been traded on the Nasdaq National Market System under the symbol 'ROYL.' From October 1994 until February 24, 1997, the Company's Common Stock was traded on the Nasdaq Small Cap Market. The following table reflects high and low quarterly sales prices from January 1998 through December 1999.

         1st Quarter       2nd Quarter      3rd Quarter      4th Quarter
         High     Low      High     Low     High     Low     High   Low
         ----     ---      ----     ---     ----     ---     ----   ---

1998     4 1/2    3 3/8    5 1/4    4       4 1/4   2 13/16  4 5/8   3
1999     3 1/4    2 17/32  4        2 15/32 3 7/8   3        3 5/32  1 5/8

Dividends

The Company has not declared or paid any cash dividends to its common shareholders. Its board of directors has discussed whether it may wish to declare a dividend in the future. The future determination as to the payment of dividends will depend on the Company's financial condition and other factors deemed relevant by the Company's board of directors.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto and other financial information relating to the Company included elsewhere in this document.

For the past six years, the Company has primarily acquired and developed producing and non-producing natural gas properties in Northern California. The most significant factors affecting the Company's results of operations are (i) changes in the sales price of natural gas, (ii) recording of turnkey drilling revenues and the associated drilling expense, (iii) the containment of costs and expenses on a company wide basis, and (iv) the change in natural gas reserves owned by the Company.

Results of Operations for the Twelve Months Ended December 31, 1999, as Compared to the Twelve Months Ended December 31, 1998

For the year ended December 31, 1999, Royale achieved a net profit of $149,903, a $569,025 increase over the net loss before an extraordinary income item (change in accounting principle) of $419,122 in 1998 but a $624,503 or 80.6% decrease from the post change in accounting principle profit in 1998 of $774,406. Royale's management attribute this decrease to lower revenues from oil and gas sales due to delays in bringing some new wells into production in 1999, resulting in lower production. Total revenues for the year ended December 31, 1999 were $7,843,732, which was a decrease of $521,398 or 6.2%, when compared to 1998. The decrease in total revenues can be primarily attributed to the decrease in revenues from oil and gas sales in 1999, compared to 1998.

Oil and gas revenues for the year ended December 31, 1999 were $3,006,010 compared to $4,101,553 for the same period in 1998, which represents a $1,095,543 or 26.7% decrease. This decrease in revenues was mainly due to a decrease in natural gas production from Royale's wells due to field delays in bringing certain wells into production during the year in 1999. The net sales volume for the year ended December 31, 1999, was 1,331,887 Mcf with an average price of $2.34 per Mcf, versus 1,773,294 Mcf with an average price of $2.21 per Mcf for 1998, which represents a decrease in net sales volume of 441,407 Mcf or 24.9%. The net sales volume for oil and condensate (natural gas liquids) production was 2,215 barrels with an average price of $16.30 per Bbl for the period ended December 31, 1999, compared to 1,238 barrels at an average price of $9.42 per Bbl for the same period in 1998, which represents an increase in net sales volume of 977 barrels or 78.9%.

Royale's oil and gas lease operating expenses decreased by $124,220, or 12.2%, to $896,321 for the year ended December 31, 1999, from $1,020,541 for the same period in 1998. The higher costs in 1998 were due to the installation of dehydrating equipment on many natural gas wells in 1998 to increase efficiencies within the Company's transportation system. For 1999, Royale's gross margins on oil and gas production (excluding drilling and development costs) were 70.2%, compared to 75.1% in 1998. The decrease in gross margin was due to a decrease in average natural gas production per well during 1999 when compared to 1998.

For the year ended December 31, 1999, turnkey drilling revenues increased $423,701, to $4,213,696 in 1999 from $3,789,995 in 1998, or 11.2% for the year. Royale also experienced a $1,058,931 or 68.7% increase in drilling and development costs from $1,541,624 in 1998 to $2,600,555 in 1999. This increase in turnkey revenues and expenses was due to the Company's drilling of twelve wells that were sold to outside parties in 1999, versus the drilling of eight wells in 1998. Royale's gross margins, or profits, on drilling depend on its ability to accurately estimate the costs associated with the development of projects in which it sells working interests to investors. Costs associated with contract drilling depend on location, well depth, weather, and availability of drilling contractors and equipment. Royale's gross margins on drilling were 38.3% and 59.3% for the years ended December 31, 1999 and 1998, respectively.

The Company's aggregate of supervisory fees and other income was $624,026 for the year ended December 31, 1999, an increase of $150,444 (31.8%) from $473,582 during 1998. Supervisory fees are charged in accordance with the Council for Petroleum Accountants Societies (COPAS) policy for reimbursement of costs associated with the joint accounting for billing, revenue disbursement, and payment of taxes and royalties. These charges are reevaluated each year and adjusted up or down as deemed appropriate by a published report to the industry by Ernst & Young, Public Accountants. Supervisory fees increased $26,156 or 8.3%, from $316,065 in 1998 to $342,221 in 1999. The overall increase in supervisory fees and other income was mainly due to fees received in 1999 from new facilities placed in service during the year in 1998.

Depreciation, depletion and amortization expense increased to $1,502,026 from $1,461,511, an increase of $40,515 (2.8%) for 1999, compared to 1998. The depletion rate is calculated using production as a percentage of reserves, and the increase in depletion was mainly due to the increase in the number of wells placed into production during 1999.

Royale periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, pursuant to SFAS No. 121. In addition, management also periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. As a result of this assessment, $62,815 was recorded as a lease impairment in 1999 while $465,520 was recorded as impaired in 1998.

Royale also reevaluated several of its geological lease and land costs, which had been previously capitalized, in order to write off those prospects which were no longer viable. As a result, $97,851 of previously capitalized costs were written off and recorded as geological and geophysical expense during 1999 compared with $139,664 written off in 1998, a $41,813 or 29.9% decrease.

General and administration expenses decreased by $25,152, or 1.6%, from $1,606,702 for the year ended December 31, 1998 to $1,581,550 for the same period in 1999. Legal and accounting expense decreased to $180,941 for the year, compared to $544,228 for 1998, a $363,287 (66.8%) decrease. The decrease was due to lower litigation costs in 1999 as well as an increase in the portion covered by insurance. Marketing expense for the year ended December 31, 1999, decreased $36,819 or 8.7%, to $385,874, compared to $422,693 for 1998. Royale's marketing expense varies from period to period according to the number of marketing events attended by personnel and associated travel costs.

During the year in 1998, the Company extended an existing credit line from a major commercial bank. Because of borrowings pursuant to this credit line, interest expense increased to $385,896 for the year ended December 31, 1999 from $335,373 for the same period in 1998, a $50,523 or 15.1% increase.


Capital Resources and Liquidity

At December 31, 1999, the Company had current assets totaling $3,183,771 and current liabilities totaling $5,318,774, a $2,135,003 working capital deficit. The primary reason for this deficit is the Company's obligation to complete wells on behalf of investors who bought fractional working interests from it. Royale records these obligations as deferred revenue from turnkey drilling until the drilling projects are completed. For the industry as a whole, a working capital deficit is not uncommon. Management believes that Royale Energy has sufficient liquidity for the short term.

Operating Activities. For the year ended December 31, 1999, cash provided by operating activities totaled $2,657,697 compared to $3,239,819 provided by operations for 1998. This decrease in cash provided in 1999 can be mainly attributed to increased drilling in 1999.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $2,707,024 for the period, compared to $4,942,652 used by investing activities for 1998. The higher costs in 1998 can be primarily attributed to the installation of pipeline and dehydrating equipment during the period.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 1999, was $50,000, compared to $687,138 provided by financing activities for the same period in 1998. The decrease in net cash provided in 1999 was mainly due to Royale's not having significantly increased its credit line in 1999.

Year 2000 Compliance

In general, Year 2000 issues relate to the way that many computer programs refer to dates and their ability to recognize dates after the end of 1999.
In 1999, the Company reviewed its information systems and non-information based, automated systems for Year 2000 compliance. The Company upgraded some software systems to resolve Year 2000 concerns at a total cost of about $6,650. Neither Royale nor its suppliers or customers have had any Year 2000 problems to date.

Item 7.           Financial Statements and Supplementary Data

See, pages F-1, et seq., included herein.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Listed below is certain information about Royale's current directors and executive officers. Directors are elected by shareholders at each annual shareholders' meeting and serve until their successors are elected and qualified. Officers serve at the discretion of the board of directors.

The following persons currently serve as the directors and executive officers of the Company, its subsidiaries and affiliated companies.

                        First Became Director
     Name          Age  or Executive Director  Positions Held
     ----          ---  ---------------------  --------------

Harry E. Hosmer*   69      1986                Chairman of the Board.

Donald H. Hosmer+  46      1986                President, Secretary and
                                               Director. Chairman of the
                                               Board and President of Royale
                                               Petroleum Corporation ("RPC").

Stephen M. Hosmer+ 33      1991                Chief Financial Officer and
                                               Director.  Secretary and
                                               Director of RPC.
Oscar A.
 Hildebrandt*+     64      1995                Director.

Gilbert C.L. Kemp  66      1998                Director.

Rodney Nahama+     68      1994                Director.

George M.
 Watters*+         80      1991                Director.

*     Member of the audit committee.

+     Member of the compensation committee.

Following is a summary of the business experience of each director and executive officer for the past five years.

HARRY E. HOSMER is the Chairman of the Board of the Company. He has served as Chairman since the Company began in 1986, and from inception in 1986 until June 1995, he also served as President and Chief Executive Officer. In October 1985, Mr. Hosmer and three of his sons founded Royale Petroleum Corporation, an affiliate of the Company.

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

STEPHEN M. HOSMER is Chief Financial Officer and Director of the Company.
Mr. Hosmer joined the Company as the Management Information Systems Manager in May 1988, responsible for developing and maintaining the Company's computer software. Mr. Hosmer developed programs and software systems used by the Company. In 1996, he was elected to the board of directors of the Company. Mr. Hosmer serves on the board of directors of Youth for Christ, a charitable organization in San Diego, California. Stephen M. Hosmer is the son of Harry E. Hosmer and brother of Donald H. Hosmer.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that the Company's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish the Company with copies of all such reports they file. Director Oscar A. Hildebrandt failed to file one report of a purchase on time in 1999. Except for this report, and based solely upon a review of the copies of the form furnished to the Company, or written representations from certain reporting persons that no reports were required, the Company believes that no other persons failed to file required reports on a timely basis during or in respect of 1999.

Item 10.     Executive Compensation

The following table summarizes the compensation of chief executive officer and the other most highly compensated executive officers of the Company and its subsidiaries during the past year.


                                Annual Compensation
           -------------------------------------------------------
(a)                (b)    (c)        (d)      (e)           (f)

                                              Other Annual   All Other
Name               Year   Salary     Bonus    Compensation   Compensation
                                                  (1)             (2)(3)
--------------------------------------------------------------------
Donald H. Hosmer,  1999  $135,046             $415           $ 2,400
  President        1998  $121,169   $10,000   $368           $53,350
                   1997  $103,974             $356
Stephen M. Hosmer, 1999  $112,539             $321           $ 3,300
Chief Financial    1998  $ 97,808   $10,000   $340           $37,269
 Officer           1997  $ 75,995             $361

(1) Under the terms of a plan adopted by the board of directors in 1989, each of the listed executives has elected to participate in wells drilled by the Company. See, Certain Relationships and Related Transactions on Page 19. The costs that they incurred for interests acquired in wells pursuant to this policy are less than would have been the cost of purchasing an equivalent percentage as working interests in these wells which are sold to unaffiliated outside investors. The difference between the executives' actual cost and the cost incurred by outside investors could be considered as additional compensation to them. However, Royale's management does not believe that the amount of such difference is significant. In addition, prior to June 1995, Royale advanced funds to the executives to pay for their well participation interests. To the extent that the advances amount to interest free loans, the executives could also be considered to have received additional compensation. The Other Annual Compensation in the foregoing table consists of the amounts which the management believes may be considered income to be imputed from such foregone interest.
      The imputed interest was estimated using approximate amounts due at the end of each period, as if that amount had been due for the entire period. The Company used the imputed interest rate of 7% simple interest per annum. In June 1995, Royale's policy regarding advancement of funds was changed. The current policy requires that all such purchases of interests in wells must be paid in cash.

(2) Includes the amount received upon resale of stock options to the Company in September 1998 by Donald Hosmer ($51,750) and Stephen Hosmer ($34,400). There were no stock options granted in 1999.

(3) Includes the Company's matching contribution in 1999 for Donald Hosmer ($2,400) and Stephen Hosmer ($3,300) to the Company's retirement savings plan initiated in April 1998. For year ending 1998, includes matching contribution for Donald Hosmer ($1,600) and Stephen Hosmer ($2,769).

No Stock Options Were Granted in 1999

The Company did not grant any stock options or stock appreciation rights to its officers or employees during 1999.


Aggregated 1999 Option Exercises and Year-End Values

None of the executive officers named in the Summary Compensation Table exercised any stock options or stock appreciation rights in 1999, 1998, or 1997. The following table summarizes the number and value of all unexercised stock options held by those executive officers at the end of 1999.


(a)                   (b)               (c)          (d)         (e)
                                                  Number of
                                                  Securities    Value of
                                                  Underlying    Unexercised
                    Number of                     Unexercised   In-the-Money
                    Securities                    Options/SARS  Options/SARS
                    Underlying                    at FY-End     at FY-End
                    Options/
                    SARs               Value      Exercisable/  Exercisable/
Name                Exercised          Realized   Unexercisable Unexercisable
-----------------------------------------------------------------------------
Donald H. Hosmer      -                  -          15,000/0      $37,500/0
Stephen M. Hosmer     -                  -          10,000/0      $25,000/0

1 Based on a fair market value of $2.50 per share, which was the closing bid price of the Company's Common Stock in the Nasdaq National Market System on December 31, 1999.

Compensation of Directors

Each director who is not an employee of the Company receives a quarterly fee for his services, which in 1999 was set at $2,035. In addition, the Company
reimburses directors for the expenses they incur for their service   No
directors received any stock options or stock appreciation rights in 1999.


          Item 11.  Security Ownership of Certain Beneficial Owners and
                    Management

The following tables set forth certain information regarding the ownership of the Company's voting securities as of December 31, 1999, by: (i) each person the Company knows to own beneficially more than 5% of the outstanding shares of each class of equity securities, (ii) each of Royale's directors, and iii) all of Royale's directors and officers as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.


Common Stock

On December 31, 1999, 3,808,613 shares of the Company's Common Stock were outstanding.

                                                Shares Owned (1)
                                                ----------------
           Shareholder (2)            Number                      Percent
           ---------------            ------                      -------
Royale Petroleum Corporation        1,274,076     (3), (4)       31.54%
Donald H. Hosmer                    1,290,076     (3), (4)       31.96%
Harry E. Hosmer                        45,000     (4)             1.17%
Oscar A. Hildebrandt                   72,755     (5)             1.90%
Stephen M. Hosmer                   1,285,236     (3), (4)       31.84%
Gilbert C. L. Kemp                      5,000                    Less than 1%
Owen LeTissier                        400,000     (6)            10.50%
  St. Peter Port
  Guernsey, Channel Islands
Rodney Nahama                          14,000                    Less than 1%
George M. Watters                      77,500     (7)             2.02%
All directors and officers as a
group(7 persons)                    1,151,026     (3)            36.32%

(1) Includes shares which the listed shareholder has the right to acquire before March 1, 2000, from options or warrants, as follows: Royale Petroleum Corporation 230,555, Donald H. Hosmer 15,000, Harry E. Hosmer 45,000, Stephen M. Hosmer 10,000, Oscar Hildebrandt 20,000, Rodney Nahama 14,000, George M. Watters 30,000, and all officers and directors as a group (excluding Royale Petroleum Corporation) 134,000.

(2) Unless otherwise indicated, the mailing address of each listed shareholder is 7676 Hazard Center Drive, Suite 1500, San Diego, California 92108.

(3) Because Messrs. Donald and Stephen Hosmer are directors of Royale Petroleum Corporation ("RPC") and have power to vote the shares of Common Stock owned by RPC, each of them may be deemed to be the beneficial owner of all the Common Stock owned by RPC pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, the 1,274,076 shares of the Company RPC owns are included in the number of shares both Donald and Stephen Hosmer own and in the number of shares owned by all officers and directors as a group.

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

Preferred Stock

Holders of each series of Convertible Preferred Stock have voting rights equal to the number of shares into which they are convertible. None of the Preferred shareholders have the right to vote as much as 5% of the shares entitled to vote when taking into account the total number of both Common and Preferred shares. On December 31, 1999, there were 9,375 shares of Series
A and 43,750 shares of Series AA Convertible Preferred Stock outstanding. The shares of each series of Preferred shares are convertible into shares of Royale's Common Stock at the option of the security holder, at the rate of two shares of Convertible Preferred Stock for each share of Common Stock. To the Company's knowledge, none of the Preferred shareholders would own more than 1% of the Company's Common Stock, if their Preferred shares were converted to Common shares.

                                         Series A             Series AA
                                         --------             ---------
       Shareholder                   Number         %       Number     %
       -----------                   ------       -----     ------    -----

Richard G. and Margaret E. Algire    3,125        33.3%

Marjorie Carson                                             6,250     14.28%
June L. Ginnings                                            3,125      7.14%
Overland Bank                                               6,250     14.28%
Audrey Sanabria & B.G. Dienelt, Jr.                         3,125      7.14%
George Singleton                                            6,250     14.28%
James S. Trowbridge                  6,250        66.7%
William W. Well                                             6,250     14.28%
Jerome Winston                                              6,250     14.28%
Nim E. Wire                                                 6,250     14.28%
All officers and directors as a group
(7 persons).                             0         0.0%         0      0.0%

Item 12.     Certain Relationships and Related Transactions

In 1989, the board of directors adopted a policy (the 1989 policy) that permits each director and officer of the Company to purchase from the Company, at its cost, up to one percent (1%) fractional interest in any well to be drilled by the Company. When an officer or director elects to make such a purchase, the amount charged per each percentage working interest is equal to Royale's actual pro rata cost of drilling and completion, rather than the higher amount that the Company charges to working interest holders for the purchase of a percentage working interest in a well. Of the current officers and directors, Donald Hosmer, Stephen Hosmer, Harry E. Hosmer, and Oscar Hildebrandt at various times have elected under the 1989 policy to purchase interests in certain wells the Company has drilled.

Under the 1989 policy, officers and directors may elect to participate in wells at any time up until drilling of the prospect begins. Participants do not pay a set, turnkey price (as do outside investors who purchase undivided working interests from the Company), but they are liable for all direct costs and expenses through completion of a well, whether or not the well drilling and completion expenses exceed the Company's cost estimates. Thus, they participate on terms similar to other oil and gas industry participants or joint venturers. Participants are invoiced for their share of direct costs of drilling and completion as the Company incurs expenses.

Officer and director participants under this program do not pay some expenses paid by outside, retail investors in working interests, such as sales commission, if any, or marketing expenses. The outside, turnkey drilling agreement investors, on the other hand, are not obligated to pay additional costs if a drilling project experiences cost overruns or unanticipated expenses in the drilling and completion stage. Accordingly, Royale's management believes that its officers and directors who participate in wells under the Board of Directors' policy do so on terms the same as could be obtained by unaffiliated oil and gas industry participants in arms-length transactions, albeit those terms are different than the turnkey agreement under which outside investors purchase fractional undivided working interests from the Company.

Donald and Stephen Hosmer each have participated individually in 47 wells under the 1989 policy. Donald and Stephen Hosmer also have participated in 27 wells in the name of RPC, a corporation jointly owned by them, beginning in 1996. The Hosmer Trust, a trust for the benefit of family members of Harry E. Hosmer, has participated in 46 wells.

During 1999, RPC did not invest in any under the 1989 policy through Donald and Stephen Hosmer.

Donald Hosmer's 1999 investments in wells under the 1989 policy totaled $13,316 for 0.25% interests in 15 wells. In 1999, Stephen Hosmer purchased 0.125% interests in 15 wells under the 1989 policy, for a total investment of $7,019.

The Hosmer Trust purchased 1.0% interests in 15 wells during 1999 for a total investment of $52,783.

Prior to June 1995, Royale had advanced to the participants under the 1989 policy the funds with which to purchase their interests, and the funds would be repaid from future production from the working interests and advances repaid from well production. Each month, participants are credited with well income and charged with well expenses from producing wells, at the same time as other investors including working interest purchasers. Each officer and director who participates in one or more wells with the Company has a single account to which all charges and income from all wells is credited. In June 1995, Royale changed its policy regarding the advancement of funds. Current policy requires that all such purchases of interests in wells must be paid in cash. At December 31, 1999, the following executive officers and their affiliates owed the following amounts on advances for well participations:
Donald Hosmer $17,974; Stephen Hosmer $9,901; RPC $418; the Hosmer Trust
$64,577.

Royale's Chairman of the Board and former President, Harry E. Hosmer, renders management consulting services to the Company on an ongoing basis. The Company compensated Mr. Hosmer $120,000 annually for his consulting services in 1999 and pays his medical insurance costs. Mr. Hosmer's consulting services are in addition to his service on the board of directors, for which he receives no compensation other than reimbursement of expenses to attend meetings.

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

10.1    Form of Indemnification Agreement, incorporated by reference to
        Exhibit 10.3 of the Company's Form 10-SB Registration Statement.

(b)     Reports on Form 8-K

The Company filed no Reports on Form 8-K during the last fiscal quarter of 1999.


                          Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ROYALE ENERGY, INC.

Date: April 10, 2000               /s/ Donald H. Hosmer
                                   -----------------------------
                                   Donald H. Hosmer, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Date: April 10, 2000               /s/ Harry E. Hosmer
                                   -----------------------------
                                   Harry E. Hosmer,
                                   Chairman of the Board

Date: April 10, 2000               /s/ Donald H. Hosmer
                                   -----------------------------
                                   Donald H. Hosmer,
                                  Chief Executive Officer,
                                  President, Secretary, and
                                  Director

Date: April 10, 2000              /s/ Stephen H. Hosmer
                                  -----------------------------
                                  Stephen M. Hosmer, Chief
                                  Financial Officer and Director

Date: April 10, 2000              /s/ Oscar H. Hildebrandt
                                  -----------------------------
                                  Oscar A. Hildebrandt, Director

Date:           2000
     -----------                  ------------------------------
                                  Gilbert C.L. Kemp, Director

Date: April 10, 2000              /s/ Rodney Namama
                                  ------------------------------
                                  Rodney Namama, Director

Date: April 10, 2000              /s/ George M. Watters
                                  -------------------------------
                                  George M. Watters, Director

                            ROYALE ENERGY, INC.
                        INDEX TO FINANCIAL STATEMENTS
                            AND SUPPLEMENTARY DATA

Index to Financial Statements...................................F-1

Report of Brown Armstrong Randall Reyes Paulden & McCown,
 Independent Auditors...........................................F-2

Balance Sheets at December 31, 1999 and 1998....................F-3

Statements of Income for the Years Ended
 December 31, 1999 and 1998.....................................F-4

Statements of Stockholders' Equity for the Years Ended
 December 31, 1999 and 1998.....................................F-5

Statements of Cash Flows for the Years Ended December 31, 1999
 and 1998.......................................................F-6

Notes to the Financial Statements...............................F-7

Supplemental Information About Oil and Gas Producing
 Activities (Unaudited)........................................F-20


Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.
                                 - F-1 -

Shareholders and Board of Directors
Royale Energy, Inc.


We have audited the accompanying balance sheets of Royale Energy, Inc. (a California corporation) as of December 31, 1999 and 1998, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Royale Energy, Inc., as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, during 1998, the Company changed its method of evaluating its oil and gas properties for impairment.

                                    BROWN ARMSTRONG RANDALL
                                    REYES PAULDEN & McCOWN
                                    ACCOUNTANCY CORPORATION

Bakersfield, California
March 2, 2000
                                  - F-2 -

                              ROYALE ENERGY, INC.
                               BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998

                                    ASSETS

                                            1999                 1998
                                       ----------------     ----------------
Current Assets
  Cash and cash equivalents            $     1,016,979      $    1,016,306
  Accounts receivable                        1,745,408           1,531,259
  Receivables from related parties               -                  49,412
  Note receivable                               84,662             118,149
  Other current assets                         336,722             169,103
                                       ----------------     ----------------
    Total Current Assets                     3,183,771           2,884,229
                                       ----------------     ----------------

Oil and Gas Properties (successful efforts
  basis), Equipment and Fixtures, net       13,049,079          11,597,827
                                       ----------------     ----------------

Other Assets
  Other capitalized costs, net                 618,139             927,208
  Receivables from other related parties         -                   7,151
                                       ----------------     ----------------
    Total Other Assets                         618,139             934,359
                                       ----------------     ----------------
                                        $   16,850,989      $   15,416,415
                                       ================     ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses $    3,854,159      $   1,249,127
  Deferred revenue from turnkey drilling     1,464,615          2,834,976
                                        ----------------     ----------------
    Total Current Liabilities                5,318,774          4,084,103
                                       ----------------     ----------------
Long-Term Debt, net of current portion       5,050,000          5,000,000
                                       ----------------     ----------------

Redeemable Preferred Stock
  Series A, convertible preferred stock,
  no par value, 59,250 shares authorized;
  9,375 shares issued and outstanding           19,100            19,100
                                       ----------------     ----------------
Stockholders' Equity
  Common stock, no par value, 10,000,000
  shares authorized; 3,808,613 shares
  issued and outstanding                     8,240,605         8,240,605
                                       ----------------     ----------------
  Convertible preferred stock, Series AA,
  no par value, 147,500 shares authorized;
  43,750 shares issued and outstanding         175,000           175,000

  Accumulated deficit                       (1,857,990)       (2,007,893)
                                       ----------------     ----------------

  Total paid in capital and accumulated
  deficit                                    6,557,615         6,407,712

  Less cost of treasury stock, 19,300
  shares                                       (94,500)          (94,500)
                                       ----------------     ----------------

    Total Stockholders' Equity               6,463,115         6,313,212
                                       ----------------     ----------------
                                        $   16,850,989     $  15,416,415
                                       ================     ================
(The accompanying notes are an integral part of these financial statements.)
                                    - F-3 -

                                ROYALE ENERGY, INC.
                               STATEMENTS OF INCOME
                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                               1999             1998
                                       ----------------     ----------------

Revenues
  Sale of oil and gas                   $     3,006,010     $    4,101,553
  Turnkey drilling                            4,213,696          3,789,995
  Supervisory fees and other                    624,026            473,582
                                       ----------------     ----------------
    Total Revenues                            7,843,732          8,365,130
                                       ----------------     ----------------

Costs and Expenses
  General and administrative                  1,581,550          1,606,702
  Geological and geophysical expense             97,851            139,664
  Turnkey drilling and development            2,600,555          1,541,624
  Lease operating                               896,321          1,020,541
  Lease impairment                               62,815            465,520
  Legal and accounting                          180,941            544,228
  Marketing                                     385,874            422,693
  Depreciation, depletion and amortization    1,502,026          1,461,511
                                       ----------------     ----------------
    Total Costs and Expenses                  7,307,933          7,202,483
                                       ----------------     ----------------

Income from Operations                          535,799          1,162,647
                                       ----------------     ----------------
Other (Expense)
  Interest                                     (385,896)         (335,373)
                                       ----------------     ----------------
Income Before Income Tax Expense                149,903           827,274
                                       ----------------     ----------------
Income Tax Expense                                  -              52,868
                                       ----------------     ----------------

Net Income                              $       149,903     $     774,406
                                       ================     ================

Basic Earnings per Common Share (See Note 1)

  Net income per common share           $           .04     $        0.20
                                       ================     ================

  Diluted earnings per common share
  (See Note 1)                          $           .04     $        0.19
                                       ================     ================
(The accompanying notes are an integral part of these financial statements.)
                                  - F-4 -

                             ROYALE ENERGY, INC.
                     STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                          Preferred Stock Series AA      Treasury Stock
                          -------------------------      --------------
       Number               Number            Accumulated    Number
       of Shares  Amount    of Shares Amount  Deficit        of Shares Amount
       ---------  ---------  -------  --------  ----------   ------- --------
Balance,
1/1/98 3,864,300 $8,676,273  50,000   $200,000 $(2,782,299)   37,500 $187,500

New shares
issued    18,060      -        -          -          -          -        -

Shares issued in connection with
preferred stock Series A
conversion 3,750     30,000    -          -          -          -        -

Shares issued in connection with
preferred stock Series AAA
conversion 3,125     25,000    -          -          -          -        -

Stock options
repurchased   -     (86,250)   -          -          -          -        -

Shares redeemed and
canceled  (80,622) (404,418) (6,250)   (25,000)      -       (18,200)(93,000)

Net income    -         -       -         -       774,406       -         -
        ---------  ---------  -------  --------  ----------   ------- -------
Balance,
12/31/98 3,808,613  8,240,605 43,750    175,000 (2,007,893)    19,300  94,500

Shares issued in connection with
preferred stock Series A
conversion   -         -       -          -          -          -        -

Shares issued in connection with
preferred stock Series AAA
conversion   -         -       -          -          -          -        -

Shares
purchased    -         -       -          -          -          -        -

Shares redeemed and
canceled     -         -       -          -          -          -        -

Net loss     -         -       -          -      149,903       -         -
        ---------  ---------  -------  --------  ----------   ------- -------
Balance,
12/31/99 3,808,613  $8,240,605 43,750  $ 175,000  $(1,857,990) 19,300  $94,500
        =========   ========= ====== ==========   =========== ====== ========
 (The accompanying notes are an integral part of these financial statements.)
                                  - F-5 -

                            ROYALE ENERGY, INC.
                         STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                  1999                1998
                                             ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                 $   149,903          $  774,406
  Adjustment to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation, depletion and amortization   1,502,026           1,461,511
      Loss on lease impairment                    62,815             465,520
      (Increase) decrease in:
        Accounts receivable                     (298,811)            292,129
        Receivable from related parties           56,563               2,501
        Prepaid expenses and other assets       (167,619)            (32,644)
        Notes receivable                         118,149              40,875
      Increase (decrease) in:
        Accounts payable and accrued expenses 2,605,032            (863,629)
        Deferred revenues - DWI              (1,370,361)          1,099,150
                                             -----------          ----------
Net Cash Provided by Operating Activities     2,657,697           3,239,819
                                             -----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for oil and gas properties    (2,671,191)         (4,817,413)
  Other capital expenditures                    (35,833)           (125,239)
                                            -----------           ----------
Net Cash Used by Investing Activities        (2,707,024)         (4,942,652)
                                            -----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  (Increase) decrease in receivable from
  related parties, net                            -                 (15,194)
  Proceeds from line of credit                   50,000           1,100,000
  Common stock purchased and canceled             -                (397,668)
                                            -----------           ----------

Net Cash Provided by Financing Activities        50,000             687,138
                                            -----------           ----------
Net Decrease in Cash and Cash Equivalents           673          (1,015,695)

Cash at beginning of year                     1,016,306           2,032,001
                                            -----------           ----------
Cash at end of year                       $   1,016,979       $   1,016,306
                                            ===========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                        $     385,896
                                                                  ==========
Cash paid for taxes                                           $         800
                                                                  ==========
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:

Series A preferred stock exchanged for
 common stock                              $     -            $      30,000
                                           =============          ==========
Series AA stock exchanged for common stock $     -            $      25,000
                                           =============          ==========
Treasury stock reclassed to common stock   $     -            $      93,000
                                           =============          ==========
(The accompanying notes are an integral part of these financial statements.)
                                   - F-6 -

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

The Company enters into turnkey drilling agreements with investors to develop leasehold acreage acquired by the Company. The Company receives funds from investors for the drilling and completion of oil and gas wells. A percentage of total funds invested are used by the Company to pay their share of the land costs and other costs as required to allow the drilling projects to proceed without delay. These funds are non-refundable once the investment has been made. The non-refundable portion of the total Turnkey Drilling investment is based on a percentage calculated by estimating the pre-drilling costs as a percentage of total drilling costs for a particular investment. The non-refundable portion of the total investment is recognized as revenue and the related pre-drilling costs are expensed. If costs exceed revenues and the Company participates as a working interest owner, the excess is capitalized as the cost of the Company's working interest. If the Company is unable to drill the wells, and a suitable replacement well is not found, the deferred funds received would be returned to the investors. If the drilling effort is successful, each investor receives a working interest in the wells, and the Company, along with the investors, receive an assignment of working interests. Included in cash and cash equivalents are amounts for use in the completion of Turnkey drilling programs in progress.
                                - F-7 -

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

Impairment loss for the year ended December 31, 1998 was $465,520. In 1999, $62,815 was recorded as an impairment loss based on management's assessment.

Upon the sale of oil and gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of operations under loss on leases.

Other Capitalized Costs

Other capitalized costs are related to 3D seismic studies performed by an outside Geophysical and Geological company on behalf of the Company. The cost of this data is based on cost per square mile multiplied by the number of squares analyzed. The data is used by the Company to enhance or evaluate proposed developments of its proved and unproved fields, as well as held for sale to outside parties. As the Company uses the data for its exploratory and development projects, that portion of the capitalized costs used will be reclassified as proved oil and gas properties or expensed. The portion of the data library not used by the Company for its projects will be amortized over a three-year period using the straight-line method. Amortization expense for the year ended December 31, 1999 was $309,069.

As of the audit report date, the Company had not licensed and/or sold seismic data to outside parties.
                                 - F-8 -

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

Earnings (Loss) Per Share (SFAS 128)

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), 'Earnings Per Share', which was adopted by the Company for the year ended December 31, 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex structures.

Basic and diluted earnings (loss) per share are calculated as follows:
                                     For the Year Ended 1999
                        ----------------------------------------------------
                             Income            Shares             Pre-Share
                           (Numerator)      (Denominator)           Amount
                           -----------      -------------         ----------
Basic Earnings Per Share:
 Net income available to
  common stock             $ 149,903          3,808,613            $    .04

Diluted Earnings Per Share:
 Effect of dilutive securities
  and stock options              -                2,288                  -
                           -----------      -------------         ----------
Net income available to
 common stock              $ 149,903          3,810,901            $    .04
                           ==========        ===========          ==========

                                     For the Year Ended 1998
                        ----------------------------------------------------
                             Income            Shares             Pre-Share
                           (Numerator)      (Denominator)           Amount
                           -----------      -------------         ----------
Basic Earnings Per Share:
 Net income available to
  common stock             $ 774,406          3,839,127            $    .20

Diluted Earnings Per Share:
 Effect of dilutive securities
  and stock options              -              294,883                (.01)
                           -----------      -------------         ----------
Net income available to
 common stock              $ 774,406          4,134,010            $   0.19
                           ==========        ===========          ==========
                                   - F-9 -

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


NOTE 2 - NOTE RECEIVABLE

Notes receivable for December 31, 1999 and 1998 totaled $84,662 and $118,149, respectively. Notes receivable at December 31, 1999 and 1998 consisted of $79,629 and $103,116, respectively, from an individual secured by oil and natural gas interests bearing an interest rate of prime plus 1.5%, and a note from a corporation in the amount of $5,033 and $15,033, respectively, secured by Royale Covenant Security Corporation stock, bearing an interest rate of prime plus 1.5%.

NOTE 3 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31:
                                              1999                1998
                                       --------------       -------------
Oil and Gas

 Producing properties, including
  intangible drilling costs             $  10,684,610         $  9,180,297
 Undeveloped properties                     2,051,572            1,444,942
 Lease and well equipment                   4,442,335            3,950,428
                                        --------------       -------------
                                           17,178,517           14,575,667
Accumulated depletion, depreciation
 and amortization                          (4,255,798)          (3,127,477)
                                         --------------       -------------
                                           12,922,719           11,448,190
                                         --------------       -------------
                                   - F-10 -

                                              1999                1998
                                         --------------       -------------
Commercial and Other

 Furniture and equipment                      391,087              355,254
 Accumulated depreciation                    (264,727)       (205,617)
                                          --------------       -------------
                                              126,360              149,637
                                          --------------       -------------
                                         $   13,049,079      $   11,597,827
                                         ===============     ===============
Other Capitalized Cost

 3D seismic data                         $      927,208      $      927,208
 Accumulated amortization                      (309,069)                -
                                          --------------       -------------

                                         $      618,139      $      927,208
                                         ===============     ===============

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

                                              1999                1998
                                         --------------       -------------

 Acquisition                             $      107,139      $     979,068
 Development                             $    4,560,146      $   4,048,896

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the two years ended December 31, are as follows:

                                              1999                1998
                                         --------------       -------------

Oil and gas sales                        $    3,006,010      $   4,101,553
Production related costs                       (896,321)        (1,020,541)
Geological and geophysical expense              (97,851)          (139,664)
Depreciation, depletion and amortization     (1,442,916)        (1,409,858)
                                          --------------       -------------

Results of operations from producing and
 exploration activities                  $      568,922       $  1,531,490
                                         ===============     ===============

NOTE 4 - TURNKEY DRILLING CONTRACTS

The Company receives funds under turnkey drilling contracts which requires the Company to drill oil and gas wells within a reasonable time period from the date of receipt of the funds. As of December 31, 1999 and 1998, the Company had recorded deferred turnkey drilling revenue associated with undrilled wells of $1,464,615 and $2,834,976, respectively, as a current liability.
                               - F-11 -

NOTE 5 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

The Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information 'SFAS 131' in 1998 which changes the way the Company reports information about its operating segments.

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

The Company's operations are classified into two principal industry segments. Following is a summary of segmented information for 1999 and 1998:


                             Oil and Gas
                              Producing          Turnkey
                                 and             Drilling
                             Exploration         Services         Total
                             -----------         ---------      -----------
Year Ended December 31, 1999
  Revenues from External
   Customers                 $ 3,006,010         $4,213,696     $ 7,219,706
                             ===========         ==========     ===========
  Interest Revenue           $    13,243         $     -        $    13,243
                             ===========         ==========     ===========
  Interest Expense           $   192,948         $  192,948     $   385,896
                             ===========         ==========     ===========
Expenditures for Segment
  Assets                     $ 1,323,744         $3,867,675     $ 5,191,419
                             ===========         ==========     ===========
Depreciation, Depletion,
 and Amortization            $ 1,442,916         $     -        $ 1,442,916
                             ===========         ==========     ===========
Lease Impairment             $    31,408         $   31,407     $    62,815
                             ===========         ==========     ===========
Total Assets                 $16,850,989         $     -        $16,850,989
                             ===========         ==========     ===========
Net Income                   $    28,237         $  121,666     $   149,903
                             ===========         ==========     ===========

                             Oil and Gas
                              Producing          Turnkey
                                 and             Drilling
                             Exploration         Services         Total
                             -----------         ---------      -----------
Year Ended December 31, 1998
  Revenues from External
  Customers                  $ 4,101,553         $ 3,789,995    $ 7,891,548
                             ===========         ==========     ===========
  Interest Revenue           $    57,882         $     -        $    57,882
                             ===========         ==========     ===========



  Interest Expense           $   167,686         $   167,687    $   335,373
                             ===========         ===========    ===========
Expenditures for Segment
  Assets                     $ 1,924,491         $ 3,039,782    $ 4,964,273
                             ===========         ===========    ===========
Depreciation, Depletion,
 and Amortization            $ 1,409,858         $     -        $ 1,409,858
                             ===========         ===========    ===========
Lease Impairment             $   232,760         $   232,760    $   465,520
                             ===========         ===========    ===========
Total Assets                 $15,416,415         $     -        $15,416,415
                             ===========         ===========    ===========
Net Income                   $   424,640         $   349,766    $   774,406
                             ===========         ===========    ===========
                                     - F-12 -

NOTE 6 - LONG-TERM DEBT

                                              1999                1998
                                         --------------       -------------
Revolving line of credit with a maximum
available of $5,050,000 for working
capital purposes, acquisitions, and
development of oil and gas properties.
Agreement was amended on November 24, 1999.
Interest at New York prime plus 75.0
and 137.5 basis points, resulting in rates
of 9.25% and 8.5% at December 31, 1999 and
1998, respectively. Principal and
interest payable monthly, with the
remaining outstanding principal due at
maturity on January 31, 2001. Secured by
property and assignment of production.   $   5,050,000       $    5,000,000
                                         ==============      ===============

Maturities of long-term debt for years subsequent to December 31, 1999 are as follows:

        Year Ended
        December 31,
        -----------

          2001                           $   5,050,000
                                         =============

The loan agreement for the revolving line of credit prohibits the purchase of treasury stock; however, the lender has waived this requirement under specific circumstances. The Company purchased treasury stock under this waiver in 1998.

NOTE 7 - INCOME TAXES

The provisions for income taxes for the years ended December 31, 1999 and 1998 represents minimum state taxes.

As of December 31, 1999, the Company had federal net operating loss carryforwards as indicated:

  Year Originated     Year of Expiration     Net Operating Loss
  ---------------     ------------------     ------------------

       1990                   2006            $       516,785
       1991                   2007                    970,101
       1992                   2008                    227,241
       1993                   2009                  1,654,713
                                              -----------------
                                              $     3,368,840
                                              =================

The components of the net deferred tax assets were as follows:

                                         1999                       1998
                                   --------------           ---------------
Deferred Tax Assets:
 Net operating loss
  carryforwards                    $   1,145,406            $    1,240,946
 Statutory depletion carryforwards       227,904                   227,904
 Accumulated depreciation                 29,324                    23,799
                                  ----------------         -----------------

 Total Deferred Tax Assets             1,402,634                 1,492,649
                                   --------------           ---------------

 Valuation Allowance                  (1,402,634)               (1,492,649)
                                   --------------           ---------------
 Net Deferred Tax Assets           $         -               $         -
                                   ==============           ===============
                                 - F-13 -

A full valuation allowance has been established for the deferred tax assets generated by net operating loss carryforwards due to the uncertainty of future utilization.

A reconciliation of the Company's provision for income taxes and the amount computed by applying the U.S. statutory federal income tax rate of 34% at December 31, 1999 and 1998, respectively, to pretax income is as follows:

                                         1999                       1998
                                   --------------           ---------------
Tax computed at 34%, respectively  $     50,967            $      281,001

Increase (decrease) in taxes
resulting from:
  Net operating loss carryforwards       (51,767)                 (281,001)
  State tax                                     800                    52,868
                                   --------------           ----------------
                                     $         -             $        52,868
                                   ==============           ================

Effective Tax Rate                           0.0%                      6.8%
                                   ==============           ================

NOTE 8 - REDEEMABLE PREFERRED STOCK

In 1993, the Company's Board of Directors authorized the issuance of 259,250 shares of Series A Convertible Preferred Stock which were sold through a private placement offering. The Series A Convertible Preferred Stock was offered in units. Each unit consisted of 25,000 shares of Series A Convertible Preferred Stock and a 0.1% interest in the distributions of the Royale Energy Income Trust, to be formed. The Company had the right to sell fractional units. The Series A Convertible Preferred Stock has a stated value of $4 per share and provides shareholders with a one time 10% dividend payable thirty days after the expiration of one year from the date of purchase. The dividend has been paid on all outstanding shares at December 31, 1994. There were no dividends declared and/or paid during 1999 or 1998.

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

On October 28, 1993, the Company's Series A Convertible Preferred Stock shareholders were made a one time offer to convert their Series A Convertible Preferred Stock to common stock. This conversion would be at one share of common stock for each share of Series A Convertible Preferred Stock, rather than at the original conversion price of $4 per share. This conversion would not affect the shareholders' rights and incentives in the Royale Energy Income Trust. As of December 31, 1999 and 1998, 224,875 shares of Series A Convertible Preferred Stock had been converted to 198,625 shares of common stock.
                                 - F-14 -

NOTE 9 - SERIES AA PREFERRED STOCK

In April 1992, the Company's Board of Directors authorized the sale of Series AA Convertible Preferred Stock. Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to Series A Convertible Preferred Stockholders. The Series AA Convertible Preferred Stock does not have the right of redemption at the shareholders' option. As of December 31, 1999 and 1998, there were 43,750 shares issued and outstanding. The dividend has been paid on all shares outstanding at December 31, 1999 and 1998.


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


NOTE 11 - STOCK WARRANTS

Changes in the Company's common stock warrants were as follows at December 31:

                                         1999                       1998
                                   --------------           ---------------
Outstanding warrants at beginning
of period                                230,555                   230,555

  Additional warrants issued
    Exercise of stock warrants               -                         -
    Warrants expired or ineligible           -                         -
                                   --------------           ---------------
Outstanding warrants at end of period    230,555                   230,555
                                   ==============           ===============

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

At the November 3, 1993 Board of Directors meeting, the Board of Directors granted RPC additional warrants to purchase 175,000 shares of the Company's common stock at prices ranging from $1.50 to $3.00 per share. The expiration date of this grant has been extended through December 31, 2002.
                                 - F-15 -

NOTE 12 - OPERATING LEASES

The Company leases office space under a sixty month noncancellable operating lease, which expires in July 2000. The lease calls for monthly payments ranging from $16,312 to $17,762. Future minimum lease obligations as of December 31, 1999 is as follows:

    Year Ended
    December 31,
------------------
      2000                                  $    167,838
      2001                                       197,563
      2002                                       197,563
      2003                                       201,912
      2004                                       206,262
      2005                                       210,612
                                            ------------
                                            $  1,181,750
                                            ============

Rental expense for the years ended December 31, 1999 and 1998, was $151,500 and $146,397, respectively.


NOTE 13 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

On December 31, 1999, 27.53% of the Company's common stock was owned by Royale Petroleum Corporation (RPC). RPC is owned equally by Donald H. Hosmer and Stephen M. Hosmer.

Harry E. Hosmer, the Company's former president and former chief executive officer, is principal adviser to trusts which own 10.50% of the Company's common stock at December 31, 1999. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer. Donald H. Hosmer and Stephen M. Hosmer are also officers and directors of the Company.

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

At the March 10, 1995 Board of Directors meeting, directors and executive officers of the Company were granted 154,000 options to purchase common stock at an exercise or base price of $1.90 per share. These options were granted for a period of ten years, and may be exercised after the second anniversary of the grant. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. The Company did not grant stock options during 1999 or 1998.
                                 - F-16 -

A summary of the status of the Company's stock option plan as of December 31, 1999 and 1998, and changes during the years ending on those dates is presented below:

                                    1999                      1998
                             -------------------      ----------------------
                                         Weighted-                 Weighted-
                                         Average                   Average
                                         Exercise                  Exercise
                             Shares      Price        Shares       Price
                             -------    -----------   -------     ----------
Fixed Options
  Outstanding at beginning of
  year                       134,000   $   2.15       184,000      $  2.15
  Granted                       -                        -
  Exercised                     -                      50,000
                             -------                  --------
  Outstanding at end of year 134,000                  134,000
                             =======                  ========
Options exercisable at year
  end                        134,000                  134,000
                             =======                  ========
Weighted-average fair value
 of options granted during
 the year                   $   -                     $   -
                            ========                  ========

The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                         Weighted-                             Weighted-
             Number      Average      Weighted-  Number        Average
Range of     Outstanding Remaining    Average    Outstanding   Remaining
Exercise     at December Contractual  Exercise   at December   Contractual
Prices       31, 1999    Life (Years) Price      31, 1998      Life (Years)
----------  -----------  ------------ ---------  ------------  ------------

$3.00         30,000         3.0        $3.00      30,000          4.0
$1.90        104,000         5.2        $1.90     104,000          6.2
            --------                             ----------
$1.90 to                               $1.90 to
 $3.00       134,000         4.7        $3.00     134,000          5.7
            ========                             =========

The Board of Directors adopted a policy in 1989 that permits directors and officers of the Company to purchase from the Company, at the Company's actual cost, up to one percent of a fractional interest in any well to be drilled by the Company. Current and former officers and directors received as compensation or were billed $73,118 and $24,811 for their interests for the years ended December 31, 1999 and 1998, respectively.


NOTE 14 - ENVIRONMENTAL MATTERS

The Company has established procedures for the on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company's business requires routine day-to-day compliance with environmental laws and regulations. The Company incurred no environmental investigation, compliance and remediation costs in 1999 or 1998.

The Company is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.
                                 - F-17 -

NOTE 15 - COMMITMENTS AND CONTINGENCIES

In 1996, the Company agreed to purchase 37,500 shares of its common stock from an investor as part of a mediated settlement of litigation. The stock was purchased at a total price of $187,500 with 4,200 shares purchased in December of 1996 for $21,000 and the remaining 33,300 shares purchased for $166,500 during 1997. As of December 31, 1998, the Company had satisfied their obligation under the agreement. At December 31, 1999, 18,900 of the 37,500 shares were in the process of being cancelled by the Company.

In May 1998, the Company settled its litigated issues with Lucille F. Biegel, et al. To avoid further litigation on this matter, the Company agreed to re-purchase the claimants oil and gas working interests. The re-purchase amount, which is considered material to the financial statements, was capitalized as an investment in the working interest acquired.

In December 1998, a former employee of Royale Energy, Inc. filed a lawsuit against Royale Energy, Inc., and in May 1999 Royale Energy, Inc. filed a cross-complaint. In December 1999, mediation was held and a settlement was reached. The terms of the settlement are confidential but it did involve a payment to Royale Energy, Inc. The settlement payment was made to Royale Energy, Inc. in February 2000, and the case has been dismissed.

In April 1999, Royale Energy, Inc. filed an action against a former consultant, Isles of June Consulting and its principal Robert Watts. In October 1999, the defendants filed a cross-complaint against Royale Energy, Inc. In January 2000, a settlement of $500,000 was reached in the favor of Royale Energy, however, the judgment can be satisfied by defendant by making certain payments totaling $150,000 and the transfer of certain stock to the Company, as well as additional non-financial terms. As of the audit report date, the total settlement amount had not been received.


NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Operating revenues, operating income, net income, and earnings per common share by quarters from 1999 and 1998 are shown below. The Company, in its opinion, has included all adjustments necessary for a fair presentation of the results of operations for the quarters. Due to the nature of Turnkey Drilling Revenues, which are recognized at specified times over program development on specified wells, annual amounts are not generated evenly by quarter during the year.



                                                       Basic     Weighted-
                                           Net        Earnings   Average
                   Total                  Income     Per Common  Shares
Quarter Ended     Revenues  Gross Profit  (Loss)       Share     Outstanding
-------------     --------  ------------  ---------  ----------  -----------
December 31, 1999 $1,556,742  $  1,004,870 $ 167,962  $  0.04     3,808,613
             1998 $2,115,378  $    817,637 $(233,095) $  0.00     3,839,127

September 30, 1999$2,335,352  $    589,814 $  57,896  $  0.02     3,808,613
              1998$1,732,662  $  1,122,345 $ 333,262  $  0.09     3,797,636

June 30, 1999     $2,062,062  $  1,172,866  $(128,079)$ (0.03)    3,808,613
         1998     $3,025,311  $  1,484,204  $ 567,944 $  0.15     3,832,629

March 31, 1999    $1,889,576  $     77,280  $  52,124  $ 0.01     3,808,613
          1998    $1,491,779  $    917,268  $ 106,295  $ 0.03     3,864,845
                                 - F-18 -

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

Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants for the years ended December 31, 1999 and 1998. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 1999 and 1998 and changes in such quantities during each of the years then ended, were as follows:

                                    1999                      1998
                            ---------------------    ----------------------

                            Oil (BBL)   Gas (MCF)    Oil (BBL)    Gas (MCF)
                           ----------   ---------    ---------    ---------

Proved developed and undeveloped reserves:

  Beginning of period          -        15,248,000     4,698      16,882,699
  Revisions of previous
   estimates                  5,728      1,582,851      (386)     (2,153,290)
  Production                   (820)    (3,419,343)   (4,312)     (6,099,330)
  Extensions, discoveries
   and improved recovery     75,092      2,430,492        -        5,003,000
  Purchase of minerals in
   place                        -            -            -        1,614,921
                             ------     ----------    --------    ----------
  Proved reserves end of
   period                    80,000     15,842,000        -       15,248,000
                             ======     ==========    ========    ==========
Proved developed and
 undeveloped reserves:
  Beginning of period          -        15,248,000      4,698      16,882,699
                             ======     ==========    ========    ===========
  End of period              80,000     15,842,000        -        15,248,000
                             ======     ==========    ========    ===========
                                   - F-19 -

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves

The standardized measure of discounted future net cash flows is presented below for the two years ended December 31, 1999.

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

                                           1999                 1998
                                      ---------------      -------------

Future cash inflows                   $   39,051,000      $   36,230,000
Future production costs                  (12,304,000)        (10,674,000)
Future development costs                  (3,232,000)         (2,557,000)
Future income tax expenses                (7,053,600)         (6,899,700)
                                      ---------------      -------------
Future net cash flows                     16,461,400          16,099,300

10% annual discount for estimated
 timing of cash flows                     (6,957,879)         (6,028,407)

Standardized measure of discounted
 future net cash flows                $     9,503,521     $   10,070,893
                                      ===============     ===============
Changes in standardized measure of discounted future net cash flow from proved reserve quantities

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
                                 - F-20 -

                                           1999                 1998
                                      ---------------      -----------------

Standardized measure - beginning
 of year                              $   10,070,893       $   12,986,218
                                      ---------------      -----------------
Sales of oil and gas produced,
 net of production costs                  (2,521,491)          (6,824,289)
Purchase of minerals in place                  -                1,890,036
Revisions of estimates of reserves
 provided in prior years:
 Net changes in prices and production
  costs                                   (1,805,533)          (4,330,121)
Extensions, discoveries and improved
  recovery                                 3,487,024            5,057,000
Accretion of discount                         29,469               42,624
Net change in income tax                     243,159            1,249,425
                                      ---------------      -----------------
Net decrease                                (567,372)          (2,915,325)
                                      ---------------      -----------------
Standardized measure - end of year    $    9,503,521       $   10,070,893
                                      ===============      =================
                                 - F-21 -