Form 10QSB
period 2000-03-31
ROYALE ENERGY INC
filed 2000-05-22
CIK 864839

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000     Commission File No. 0-22750

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

At March 31, 2000, there were a total of 3,808,613 shares of registrant's Common Stock outstanding.

PART I

Item 1.      Financial Statements

                              ROYALE ENERGY, INC.
                                BALANCE SHEETS

                                                March 31,         December 31,
                                                  2000                1999
                                               (Unaudited)         (Audited)
                                              ----------------  ----------------
     ASSETS
Current assets:
     Cash and cash equivalents              $     665,087     $      1,016,979
     Accounts receivable                        1,795,404            1,745,408
     Note receivable                               84,240               84,662
     Other current assets                         393,386              336,722
                                            ----------------  ----------------
               Total current assets             2,938,117            3,183,771
                                            ----------------  ----------------
Oil and gas properties, at cost
     (successful efforts method)               17,358,435           17,178,517
Equipment and fixtures                            431,133              391,087
                                            ----------------  ----------------
                                               17,789,568           17,569,604

Less accumulated depreciation,
   depletion and amortization                   4,814,557            4,520,525
                                            ----------------  ----------------
                                               12,975,011           13,049,079
                                            ----------------  ----------------
Other assets:
     Other capitalized costs, net                 540,872             618,139
                                            ----------------  ----------------
Total Other Assets                                540,872             618,139
                                            ----------------  ----------------
                    TOTAL ASSETS            $  16,454,000     $    16,850,989
                                            ================  ================

                         (See Notes to Financial Statements)

                              ROYALE ENERGY, INC.
                                 BALANCE SHEETS

                                                March 31,         December 31,
                                                  2000                1999
                                               (Unaudited)         (Audited)
                                              ----------------  ----------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses  $   3,185,527     $     3,854,159
     Deferred revenue from turnkey drilling     1,851,211           1,464,615
                                            ----------------  ----------------
               Total current liabilities        5,036,738           5,318,774
                                            ----------------  ----------------

Long-Term Debt, net of current portion          4,792,503           5,000,000

Redeemable preferred stock:
     Series A convertible preferred stock,
        no par value, authorized 259,250 shares,
        issued and outstanding 9375 and 9375,
        respectively                               19,100              19,100
                                            ----------------  ----------------

Stockholders' Equity:
     Common stock, no par value, authorized
        10,000,000 shares, issued and outstanding
        3,808,613 and 3,808,613 shares,
        respectively                            8,240,605           8,240,605
     Series AA preferred stock, no par value,
        authorized 147,500 shares, issued and
        outstanding 43,750 and 43,750,
        respectively                              175,000             175,000
     Accumulated deficit                       (1,715,446)         (1,857,990)
                                                ----------------  --------------
     Total paid in capital and accumulated
        deficit                                 6,700,159           6,557,615
     Less Cost of treasury stock,
        37,500 and 37,500 shares, respectively    (94,500)            (94,500)
                                                ----------------  --------------
               Total Stockholders' equity       6,605,659           6,463,115
                                             ----------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 16,454,000      $   16,850,989
                                            ================  ================

                        (See Notes to Financial Statements)

                              ROYALE ENERGY, INC.
                             STATEMENTS OF INCOME

                                                     Three Months Ended
                                                  March 31,          March 31,
                                                  ----------------------------
                                                     2000              1999
                                                  (Unaudited)      (Unaudited)
                                               ----------------  --------------
Revenues:
   Sale of oil and gas                        $       651,512   $     612,178
   Turnkey drilling                                   994,293       1,136,503
   Supervisory fees and other                         252,512         140,895
                                               ----------------  --------------

          Total revenues                            1,898,317       1,889,576
                                               ----------------  --------------

Costs and expenses:
     General and administrative                       430,550         337,534
     Turnkey drilling and development                 281,015         618,862
     Lease operating                                  219,094         233,899
     Lease impairment                                  18,552               0
     Legal and accounting                             185,583          66,227
     Marketing                                        139,634          47,223
     Depreciation, depletion and amortization         371,298         441,894
                                               ----------------  --------------

          Total costs and expenses                  1,645,726       1,745,639
                                               ----------------  --------------

          Income from operations                      252,591         143,937

Other expense:
     Interest                                         110,047          91,813
                                               ----------------  --------------

Income before income tax expense                      142,544          52,124
Income tax expense                                          0               0
                                               ----------------  --------------

Net income                                    $       142,544  $       52,124
Diluted earnings per share                    $          0.04  $         0.01
                                              ===============  ===============
Basic earnings per share                      $          0.04  $         0.01
                                              ===============  ===============

                        (See Notes to Financial Statements)

                              ROYALE ENERGY, INC.
                             STATEMENTS OF INCOME

                                                     Three Months Ended
                                                  March 31,          March 31,
                                                  ----------------------------
                                                     2000              1999
                                                  (Unaudited)      (Unaudited)
                                               ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $       142,544   $      52,124
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation, depletion and amortization         371,298         441,894
     Loss on impairment of assets                      18,552              -
   (Increase) decrease in:
     Accounts receivable                              (49,996)       (229,121)
     Receivable from related parties                       -            2,487
     Prepaid expenses and other current assets        (56,664)            376
   Increase (decrease) in:
     Accounts payable and accrued expenses           (668,632)        612,956
     Deferred revenues - DWI                          386,596        (689,290)
                                               ----------------  --------------

   Net Cash Provided by Operating Activities          143,698         191,426
                                               ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for oil and gas properties           (198,469)       (487,698)
   Other capital expenditures                         (40,046)         (2,072)
                                               ----------------  --------------

   Net Cash Used by Investing Activities      $      (238,515)  $    (489,770)
                                               ----------------  --------------

                        (See Notes to Financial Statements)

                              ROYALE ENERGY, INC.
                             STATEMENTS OF INCOME

                                                     Three Months Ended
                                                  March 31,          March 31,
                                                  ----------------------------
                                                     2000              1999
                                                  (Unaudited)      (Unaudited)
                                               ----------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in receivable from related
     parties, net                             $            -    $       2,487
   Decrease in notes receivable                           422           3,999
   Principal payments on notes payable               (257,497)       (625,000)
                                               ----------------  --------------

   Net Cash Used by Financing Activities             (257,075)       (618,514)
                                               ----------------  --------------

Net Decrease in Cash and Cash Equivalents     $      (351,892)  $    (916,858)

Cash at Beginning of Year                           1,016,979       1,016,306
                                               ----------------  --------------

Cash at End of Period                         $       665,087   $      99,448
                                              ===============   ==============

SUPPLEMENTAL INFORMATION:

   Cash paid for interest                     $       110,047   $      58,935
                                              ===============   ==============

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

Basic and diluted earnings per share are calculated as follows:

                                           Three Months Ended March 31, 2000
                                         -------------------------------------
                                           Income        Shares      Per-Share
                                        (Numerator)   (Denominator)    Amount
                                        -----------   -------------  ---------
Basic EPS
  Income available to common
    stockholders                        $ 142,544        3,808,613   $    .04
  Effect of dilutive securities
    stock options                              -             2,288
                                        -----------   -------------
Diluted EPS
  Income available to common
    stockholders                        $ 142,544        3,810,901   $    .04
                                        -----------   -------------  ---------

                                           Three Months Ended March 31, 1999
                                         -------------------------------------
                                           Income        Shares      Per-Share
                                        (Numerator)   (Denominator)    Amount
                                        -----------   -------------  ---------
Basic EPS
  Income available to common
    stockholders                        $  52,124        3,808,613   $    .01
  Effect of dilutive securities stock
    options                                    -           294,883
                                        -----------   -------------
     Diluted EPS
       Income available to common
    stockholders                        $  52,124        4,103,496   $    .01
                                        -----------   -------------  ---------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the first three months of 2000, Royale Energy achieved a net profit of $142,544, a $90,420 or 173% increase over the net profit in the first three months of 1999 of $52,124. Royale's management attribute this increase to higher profits from turnkey drilling. Total revenues for the period were $1,898,317, a $8,741 or .46% increase from the total revenues in 1999 of $1,889,576. For the period in 2000, Royale's net operating profit was $252,591, a $108,654 or 75.5% increase over the net operating profit in the first three months of 1999 of $143,937.

Turnkey drilling revenues for the quarter ended March 31, 2000 were $994,293 which were offset by drilling and development costs of $281,015. For the same period in 1999, turnkey drilling revenues were $1,136,503, while drilling and development costs were $618,862. This represents a decrease in revenues of
$142,210 or 12.5% and a decrease in costs of $337,847 or 54.6%.   The decrease
in drilling revenues and costs in 2000 were mainly due to the drilling of one well in the first quarter of 2000 versus the drilling four wells during the same period in 1999.

Oil and gas revenues for the three months ended March 31, 2000 were $651,512 compared to $612,178 for the same period in 1999, which represents a $39,334 or 6.4% increase. This increase in revenues was mainly due to a increase in the price Royale received for its natural gas production during the period in 2000.

Royale's oil and gas lease operating expenses decreased by $14,805, or 6.3%, to $219,094 for the three months ended March 31, 2000, from $233,899 for the same period in 1999. This decrease in costs can be attributed to operating efficiencies realized by changes made in compression facilities during 1999.

The aggregate of supervisory fees and other income was $252,512 for the quarter ended March 31, 2000, an increase of $111,617 (79.2%) from $140,895 during the same period in 1999. This increase was mainly due to a litigation settlement in favor of the Company against a former consultant.

Depreciation, depletion and amortization expense decreased to $371,298 from $441,894, a decrease of $70,596 (16%) for the quarter ended March 31, 2000, as compared to 1999. The depletion rate is calculated using production as a percentage of reserves, and the decrease in the depletion rate was due to increased reserves during the year in 1999.

General and administration expenses increased by $93,016, or 27.6%, from $337,534 for the quarter ended March 31, 1999 to $430,550 for the same period in 2000. Legal and accounting expense increased to $185,583 for the period, compared to $66,227 for the quarter in 1999, a $119,356 (180%) decrease.
This increase can be attributed to higher litigation costs during the quarter in 2000. Marketing expense for the quarter ended March 31, 2000, increased $92,411 or 196%, to $139,634, compared to $47,223 for the same period in 1999.
Royale's marketing expense varies from period to period according to the number of marketing events attended by Company personnel and associated travel costs.

Royale Energy periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. During the first quarter of 2000, $18,552 was recorded as a lease impairment based on this assessment. There were no such impairment losses recorded in first quarter of 1999.

During the year in 1998, Royale extended an existing credit line from a major commercial bank. Because of borrowings pursuant to this credit line and an increase in the rate of interest, interest expense increased to $110,047 for the quarter ended March 31, 2000 from $91,813 for the same period in 1999, a $18,234 or 19.9% increase.

CAPITAL RESOURCES AND LIQUIDITY:

At March 31, 2000, Royale Energy had current assets totaling $2,938,117 and current liabilities totaling $5,036,738, a $2,098,621 working capital deficit. The primary reason for this working capital deficit is Royale's obligation to complete wells on behalf of investors who bought fractional working interests from it. Royale records these obligations as deferred revenue from turnkey drilling until the drilling projects are completed. For the industry as a whole, a working capital deficit is not uncommon. Management believes that Royale Energy has sufficient liquidity for the short term.

Operating Activities. For the quarter ended March 31, 2000, cash provided by operating activities totaled $143,698 compared to $191,426 provided by operating activities for the same period in 1999. This decrease in cash provided can be mainly attributed to the decrease in accounts payable for the period in 2000 when compared to 1999.

Investing Activities.   Net cash used by investing activities, primarily in
capital acquisitions of oil and gas properties, amounted to $238,515 for the quarter in 2000, compared to $489,770 used by investing activities for the same period in 1999. The increase in cash used can be primarily attributable to the increase in turnkey drilling which occurred during the period in 1999 when compared the period in 2000.

Financing Activities.   For the quarter ended March 31, 2000, net cash used by
financing activities was $257,075, compared to cash used by financing activities for the same period in 1999 of $618,514. This decrease in net cash used was mainly due to the decrease in the use of Royale's credit line during the period in 1999 when compared to 2000.

PART II

Item 6  Exhibits and Reports on Form 8-K

(a)  Exhibits

27.1  Financial Data Schedule

(b)  Reports on Form 8-K

On March 20, 2000, we filed an 8-K reporting the settlement of a lawsuit and entry of a judgment in favor of Royale and against a former consultant to the company.

On March 31, 2000, we filed an 8-K reporting our explanation of Royale's recent stock prices, and reporting on our financial results for the last quarter of 1999 and first quarter of 2000.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ROYALE ENERGY FUNDS, INC.



Date:      May 15, 2000
                                         /s/  Donald H. Hosmer
                                        --------------------------------------
                                         Donald H. Hosmer, President and
                                         Chief Executive Officer