Form 10QSB
period 2000-06-30
ROYALE ENERGY INC
filed 2000-08-14
CIK 864839

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000     Commission File No. 0-22750

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

At July 30, 2000, there were a total of 3,808,613 shares of registrant's Common Stock outstanding.

PART I

Item 1.      Financial Statements

                              ROYALE ENERGY, INC.
                                BALANCE SHEETS

                                                  June 30,         December 31,
                                                  2000                1999
                                               (Unaudited)         (Audited)
                                              ----------------  ----------------
     ASSETS
Current assets:
     Cash and cash equivalents              $     334,645     $      1,016,979
     Accounts receivable                        2,378,276            1,745,408
     Note receivable                               81,085               84,662
     Other current assets                         419,083              336,722
                                            ----------------  ----------------
               Total current assets             3,213,089            3,183,771
                                            ----------------  ----------------
Oil and gas properties, at cost
     (successful efforts method)               17,701,174           17,178,517
Equipment and fixtures                            433,027              391,087
                                            ----------------  ----------------
                                               18,134,201           17,569,604

Less accumulated depreciation,
   depletion and amortization                   5,133,860            4,520,525
                                            ----------------  ----------------
                                               13,000,341           13,049,079
                                            ----------------  ----------------
Other assets:
     Other capitalized costs, net                 463,604             618,139
                                            ----------------  ----------------
Total Other Assets                                463,604             618,139
                                            ----------------  ----------------
                    TOTAL ASSETS            $  16,677,034     $    16,850,989
                                            ================  ================

                         (See Notes to Financial Statements)

                              ROYALE ENERGY, INC.
                                 BALANCE SHEETS

                                                 June 30         December 31,
                                                  2000                1999
                                               (Unaudited)         (Audited)
                                              ----------------  ----------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses  $   3,759,654     $     3,854,159
     Deferred revenue from turnkey drilling     1,348,086           1,464,615
                                            ----------------  ----------------
               Total current liabilities        5,107,740           5,318,774
                                            ----------------  ----------------

Long-Term Debt, net of current portion          4,550,000           5,050,000

Redeemable preferred stock:
     Series A convertible preferred stock,
        no par value, authorized 259,250 shares,
        issued and outstanding 9375 and 9375,
        respectively                               19,100              19,100
                                            ----------------  ----------------

Stockholders' Equity:
     Common stock, no par value, authorized
        10,000,000 shares, issued and outstanding
        3,808,613 and 3,808,613 shares,
        respectively                            8,240,605           8,240,605
     Series AA preferred stock, no par value,
        authorized 147,500 shares, issued and
        outstanding 43,750 and 43,750,
        respectively                              175,000             175,000
     Accumulated deficit                       (1,320,911)         (1,857,990)
                                                ----------------  ---------------
     Total paid in capital and accumulated
        deficit                                 7,094,694           6,557,615
     Less Cost of treasury stock,
        37,500 and 37,500 shares, respectively     (94,500)             (94,500)
                                                ----------------  ---------------
               Total Stockholders' equity       7,000,194           6,463,115
                                             ----------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 16,677,034      $   16,850,989
                                            ================  ================

                        (See Notes to Financial Statements)

                              ROYALE ENERGY, INC.
                             STATEMENTS OF INCOME

                                                         Six Months Ended
                                                            June 30,
                                                  ----------------------------
                                                     2000              1999
                                                  (Unaudited)      (Unaudited)
                                               ----------------  --------------
Revenues:
   Sale of oil and gas                        $     1,520,664   $   1,290,477
   Turnkey drilling                                 2,467,558       2,394,050
   Supervisory fees and other                         405,257         267,111
                                               ----------------  --------------

          Total revenues                            4,393,479       3,951,638
                                               ----------------  --------------

Costs and expenses:
     General and administrative                       821,396         784,885
     Turnkey drilling and development                 903,851       1,390,982
     Lease operating                                  470,103         467,975
     Lease impairment                                  50,877               0
     Legal and accounting                             312,743         169,083
     Marketing                                        307,378         190,674
     Depreciation, depletion and amortization         767,870         842,535
                                               ----------------  --------------

          Total costs and expenses                  3,634,218       3,846,134
                                               ----------------  --------------

          Income from operations                      759,261         105,504

Other expense:
     Interest                                         222,182         181,459
                                               ----------------  --------------

Income (loss) before income tax expense                537,079         (75,955)
Income tax expense                                          0               0
                                               ----------------  --------------

Net income (loss)                             $       537,079  $      (75,955)
                                              ===============  ===============
Diluted earnings per share                    $          0.14  $        (0.02)
                                              ===============  ===============
Basic earnings per share                      $          0.14  $        (0.02)
                                              ===============  ===============

                        (See Notes to Financial Statements)

                              ROYALE ENERGY, INC.
                             STATEMENTS OF INCOME

                                                         Six Months Ended
                                                            June 30,
                                                  ----------------------------
                                                     2000              1999
                                                  (Unaudited)      (Unaudited)
                                               ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $       537,079   $     (75,955)
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation, depletion and amortization         767,870         842,535
     Loss on impairment of assets                      50,877               0
   (Increase) decrease in:
     Accounts receivable                             (632,868)        (37,439)
     Receivable from related parties                        0            (574)
     Prepaid expenses and other current assets        (82,361)         12,295
   Increase (decrease) in:
     Accounts payable and accrued expenses            (94,505)      1,638,606
     Deferred revenues - DWI                         (116,529)     (1,173,130)
                                               ----------------  --------------

   Net Cash Provided by Operating Activities          429,563       1,206,338
                                               ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for oil and gas properties           (573,534)     (1,408,816)
   Other capital expenditures                         (41,940)        (37,991)
                                               ----------------  --------------

   Net Cash Used by Investing Activities      $      (615,474)  $  (1,446,807)
                                               ----------------  --------------

                        (See Notes to Financial Statements)

                              ROYALE ENERGY, INC.
                             STATEMENTS OF INCOME

                                                         Six Months Ended
                                                            June 30,
                                                  ----------------------------
                                                     2000              1999
                                                  (Unaudited)      (Unaudited)
                                               ----------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in receivable from related
     parties, net                             $             0   $           0
   Decrease in notes receivable                         3,577           5,999
   Increase in long-term debt                               0               0
   Principal payments on notes payable               (500,000)       (200,000)
   Treasury stock purchased                                 0               0
                                               ----------------  --------------

   Net Cash Used by Financing Activities             (496,423)       (194,001)
                                               ----------------  --------------

Net Decrease in Cash and Cash Equivalents     $      (682,334)  $    (434,470)

Cash at Beginning of Year                           1,016,979       1,016,306
                                               ----------------  --------------

Cash at End of Period                         $       334,645   $     581,836
                                              ===============   ==============

SUPPLEMENTAL INFORMATION:

   Cash paid for interest                     $       222,182   $     181,459
                                              ===============   ==============
   Cash paid for taxes                        $             0   $           0
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

Basic and diluted earnings per share are calculated as follows:

                                            Six Months Ended June 30, 2000
                                         -------------------------------------
                                           Income        Shares      Per-Share
                                        (Numerator)   (Denominator)    Amount
                                        -----------   -------------  ---------
Basic EPS
  Income available to common
    stockholders                        $ 537,079        3,808,613   $    .14
  Effect of dilutive securities
    stock options                              -             2,288
                                        -----------   -------------
Diluted EPS
  Income available to common
    stockholders                        $ 537,079        3,810,901   $    .14
                                        -----------   -------------  ---------

                                           Six Months Ended June 30, 1999
                                         -------------------------------------
                                           Income        Shares      Per-Share
                                        (Numerator)   (Denominator)    Amount
                                        -----------   -------------  ---------
Basic EPS
  Income available to common
    stockholders                        $ (75,955)       3,808,613   $   (.02)
  Effect of dilutive securities stock
    options                                    -           294,883
                                        -----------   -------------
Diluted EPS
  Income available to common
    stockholders                        $ (75,955)       4,103,496   $   (.02)
                                        -----------   -------------  ---------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the six months ended June 30. 2000, Royale Energy achieved a net profit of $537,079, a $613,034 increase over the net loss in the first six months of 1999 of $75,955. Royale's management attribute this increase to an increase in oil and gas revenues resulting from higher natural gas prices. Total revenues for the period were $4,393,479, a $441,841 or 11.2% increase from the total revenues in 1999 of $3,951,638. For the period in 2000, Royale's net operating profit was $759,261, a $653,757 or 620% increase over the net operating profit in the first six months of 1999 of $105,504.

Oil and gas revenues for the six months ended June 30, 2000 were $1,520,664 compared to $1,290,477 for the same period in 1999, which represents a $230,187 or 17.8% increase. This increase in revenues was mainly due to an increase in the price Royale received for its natural gas production during the period in 2000. At the same time in 2000, Royale's oil and gas lease operating expenses increased only by $2,128, or .45%, to $470,103 for the six months ended June 30, 2000, from $467,975 for the same period in 1999.

Turnkey drilling revenues for the six months ended June 30, 2000 were $2,467,558 which were offset by drilling and development costs of $903,851. For the same period in 1999, turnkey drilling revenues were $2,394,050, while drilling and development costs were $1,390,982. This represents an increase in
revenues of $73,508 or 3.1% and a decrease in costs of $487,131 or 35%.   The
decrease in drilling costs in 2000 were mainly due to the drilling of more wells in the first six months of 1999 as compared to the same period in 2000 and the expensing of more land and geological and geophysical in the 1999 period.

The aggregate of supervisory fees and other income was $405,257 for the six months ended June 30, 2000, an increase of $138,146 (51.7%) from $267,111 during the same period in 1999. This increase was mainly due to partial collection on a stipulated judgement in favor of Royale Energy against a former investor consultant.

Depreciation, depletion and amortization expense decreased to $767,870 from $842,535, a decrease of $74,665 (8.9%) for the six months ended June 30, 2000, as compared to 1999. The depletion rate is calculated using production as a percentage of reserves, and the decrease in the depletion rate was due to increased reserves during the year in 1999.

General and administration expenses increased by $36,511, or 4.7%, from $784,885 for the six months ended June 30, 1999 to $821,396 for the same period in 2000. Legal and accounting expense increased to $312,743 for the period, compared to $169,083 for the period in 1999, a $143,660 (85%) increase. This increase can be attributed to higher cost of regulatory compliance and litigation costs during the first six months of 2000.
Marketing expense for the six months ended June 30, 2000, increased $116,704 or 61.2%, to $307,378, compared to $190,674 for the same period in 1999. Royale's marketing expense varies from period to period according to the number of marketing events attended by Company personnel and associated travel costs.

Royale Energy periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. During the first six months of 2000, $50,877 was recorded as a lease impairment based on this assessment. There were no such impairment losses recorded in first six months of 1999.

During the year in 1998, Royale extended an existing credit line from a major commercial bank. Because of borrowings pursuant to this credit line and an increase in the rate of interest, interest expense increased to $222,182 for the six months ended June 30, 2000 from $181,459 for the same period in 1999, a $40,723 or 22.4% increase.


CAPITAL RESOURCES AND LIQUIDITY:

At June 30, 2000, Royale Energy had current assets totaling $3,213,089 and current liabilities totaling $5,107,740, a $1,894,651 working capital deficit. The primary reason for this working capital deficit is Royale's obligation to complete wells on behalf of investors who bought fractional working interests from it. Royale records these obligations as deferred revenue from turnkey drilling until the drilling projects are completed. For the industry as a whole, a working capital deficit is not uncommon. Management believes that Royale Energy has sufficient liquidity for the short term.

OPERATING ACTIVITIES. For the six months ended June 30, 2000, cash provided by operating activities totaled $429,563 compared to $1,206,338 provided by operating activities for the same period in 1999. This decrease in cash provided can be mainly attributed to the decrease in accounts payable for the period in 2000 when compared to 1999.

INVESTING ACTIVITIES.   Net cash used by investing activities, primarily in
capital acquisitions of oil and gas properties, amounted to $615,474 for the first six months of 2000, compared to $1,446,807 used by investing activities for the same period in 1999. The increase in cash used can be primarily attributable to the increase in turnkey drilling which occurred during the period in 1999 when compared the period in 2000.

FINANCING ACTIVITIES.   For the six months ended June 30, 2000, net cash used
by financing activities was $496,423, compared to cash used by financing activities for the same period in 1999 of $194,001. This increase in net cash used was mainly due to the decrease in the use of Royale's credit line during the period in 2000 when compared to 1999.

PART II

Item 6.      Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.1   Financial Data Schedule

(b)    Reports on Form 8-K

The Company filed no reports on Form 8-K during the second quarter of 2000.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ROYALE ENERGY FUNDS, INC.



Date:      August 14, 2000
                                         /s/  Donald H. Hosmer
                                        --------------------------------------
                                         Donald H. Hosmer, President and
                                         Chief Executive Officer
                                    10