Form 10QSB
period 2000-09-30
ROYALE ENERGY INC
filed 2000-11-14
CIK 864839

_____________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000   Commission File No. 0-22750

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

At September 30, 2000, there were a total of 3,808,613 shares of registrant's Common Stock outstanding.

PART I

Item 1.      Financial Statements

                              ROYALE ENERGY, INC.
                                BALANCE SHEETS

                                                September 30,      December 31,
                                                  2000                1999
                                               (Unaudited)         (Audited)
                                              ----------------  ----------------
     ASSETS
Current assets:
     Cash and cash equivalents              $     624,985     $      1,016,979
     Accounts receivable                        2,990,733            1,745,408
     Note receivable                               84,988               84,662
     Other current assets                         373,144              336,722
                                            ----------------  ----------------
               Total current assets             4,073,850            3,183,771
                                            ----------------  ----------------
Oil and gas properties, at cost
     (successful efforts method)               18,046,480           17,178,517
Equipment and fixtures                            433,027              391,087
                                            ----------------  ----------------
                                               18,479,507           17,569,604

Less accumulated depreciation,
   depletion and amortization                   5,496,250            4,520,525
                                            ----------------  ----------------
                                               12,983,257           13,049,079
                                            ----------------  ----------------
Other assets:
     Other capitalized costs, net                 386,337             618,139
                                            ----------------  ----------------
Total Other Assets                                386,337             618,139
                                            ----------------  ----------------
                    TOTAL ASSETS            $  17,443,444     $    16,850,989
                                            ================  ================

                         (See Notes to Financial Statements)

                              ROYALE ENERGY, INC.
                                 BALANCE SHEETS

                                               September 30,     December 31,
                                                  2000                1999
                                               (Unaudited)         (Audited)
                                              ----------------  ----------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses  $   4,715,310     $     3,854,159
     Deferred revenue from turnkey drilling     1,030,910           1,464,615
                                            ----------------  ----------------
               Total current liabilities        5,746,220           5,318,774
                                            ----------------  ----------------

Long-Term Debt, net of current portion          4,150,000           5,050,000

Redeemable preferred stock:
     Series A convertible preferred stock,
        no par value, authorized 259,250 shares,
        issued and outstanding 9375 and 9375,
        respectively                               19,100              19,100
                                            ----------------  ----------------

Stockholders' Equity:
     Common stock, no par value, authorized
        10,000,000 shares, issued and outstanding
        3,808,613 and 3,808,613 shares,
        respectively                            8,240,605           8,240,605
     Series AA preferred stock, no par value,
        authorized 147,500 shares, issued and
        outstanding 43,750 and 43,750,
        respectively                              175,000             175,000
     Accumulated deficit                         (792,981)         (1,857,990)
                                                ----------------  ---------------
     Total paid in capital and accumulated
        deficit                                 7,622,624           6,557,615
     Less Cost of treasury stock,
        37,500 and 37,500 shares, respectively     (94,500)             (94,500)
                                                ----------------  ---------------
               Total Stockholders' equity       7,528,124           6,463,115
                                             ----------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 17,443,444      $   16,850,989
                                            ================  ================

                        (See Notes to Financial Statements)

                              ROYALE ENERGY, INC.
                             STATEMENTS OF INCOME

                                                        Nine Months Ended
                                                         September 30,
                                                  ----------------------------
                                                     2000              1999
                                                  (Unaudited)      (Unaudited)
                                               ----------------  --------------
Revenues:
   Sale of oil and gas                        $     3,034,560   $   2,096,515
   Turnkey drilling                                 3,758,152       3,776,082
   Supervisory fees and other                         563,647         414,393
                                               ----------------  --------------

          Total revenues                            7,356,359       6,286,990
                                               ----------------  --------------

Costs and expenses:
     General and administrative                     1,232,552       1,196,573
     Turnkey drilling and development               1,568,529       2,446,527
     Lease operating                                  724,284         708,067
     Lease impairment                                 311,088               0
     Legal and accounting                             405,387         117,370
     Marketing                                        507,211         257,926
     Depreciation, depletion and amortization       1,207,527       1,292,436
                                               ----------------  --------------

          Total costs and expenses                  5,956,578       6,018,899
                                               ----------------  --------------

          Income from operations                    1,399,781         268,091

Other expense:
     Interest                                         334,772         286,150
                                               ----------------  --------------

Income (loss) before income tax expense              1,065,009         (18,059)
Income tax expense                                          0               0
                                               ----------------  --------------

Net income (loss)                             $     1,065,009  $      (18,059)
                                              ===============  ===============
Diluted earnings per share                    $          0.28  $        (0.00)
                                              ===============  ===============
Basic earnings per share                      $          0.28  $        (0.00)
                                              ===============  ===============

                        (See Notes to Financial Statements)

                              ROYALE ENERGY, INC.
                             STATEMENTS OF CASH FLOW

                                                        Nine Months Ended
                                                         September 30,
                                                  ----------------------------
                                                     2000              1999
                                                  (Unaudited)      (Unaudited)
                                               ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $     1,065,009   $     (18,059)
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation, depletion and amortization       1,207,527       1,292,436
     Loss on impairment of assets                     311,088               0
   (Increase) decrease in:
     Accounts receivable                           (1,245,325)       (372,547)
     Receivable from related parties                        0         (10,876)
     Prepaid expenses and other current assets        (36,422)       (307,824)
   Increase (decrease) in:
     Accounts payable and accrued expenses            861,151       3,173,400
     Deferred revenues - DWI                         (433,705)     (1,570,059)
                                               ----------------  --------------

   Net Cash Provided by Operating Activities        1,729,323       2,186,471
                                               ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for oil and gas properties         (1,179,051)     (2,321,419)
   Other capital expenditures                         (41,940)        (37,991)
                                               ----------------  --------------

   Net Cash Used by Investing Activities      $    (1,220,991)  $  (2,359,410)
                                               ----------------  --------------

                        (See Notes to Financial Statements)

                              ROYALE ENERGY, INC.
                             STATEMENTS OF CASH FLOW

                                                        Nine Months Ended
                                                         September 30,
                                                  ----------------------------
                                                     2000              1999
                                                  (Unaudited)      (Unaudited)
                                               ----------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Increase) decrease in notes receivable    $          (326)  $       9,999
   Principal payments on notes payable               (900,000)              0
                                               ----------------  --------------

   Net Cash Provided (Used) by
     Financing Activities                            (900,326)          9,999
                                               ----------------  --------------

Net Decrease in Cash and Cash Equivalents     $      (391,994)  $    (162,940)

Cash at Beginning of Year                           1,016,979       1,016,306
                                               ----------------  --------------

Cash at End of Period                         $       624,985   $     853,366
                                              ===============   ==============

SUPPLEMENTAL INFORMATION:

   Cash paid for interest                     $       334,772   $     286,150
                                              ===============   ==============
   Cash paid for taxes                        $             0   $           0
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

Basic and diluted earnings per share are calculated as follows:

                                           Nine Months Ended September 30,2000
                                         -------------------------------------
                                           Income        Shares      Per-Share
                                        (Numerator)   (Denominator)    Amount
                                        -----------   -------------  ---------
Basic EPS
  Income available to common
    stockholders                        $1,065,009      3,808,613    $    .28
  Effect of dilutive securities
    stock options                              -            2,288
                                        -----------   -------------
Diluted EPS
  Income available to common
    stockholders                        $1,065,009      3,810,901    $    .28
                                        -----------   -------------  ---------

                                           Nine Months Ended September 30,1999
                                         -------------------------------------
                                           Income        Shares      Per-Share
                                        (Numerator)   (Denominator)    Amount
                                        -----------   -------------  ---------
Basic EPS
  Income available to common
    stockholders                        $  (18,059)     3,808,613    $   (.00)
  Effect of dilutive securities
    stock options                              -           294,883
                                        -----------   -------------
Diluted EPS
  Income available to common
    stockholders                        $ (18,059)       4,103,496   $   (.00)
                                        -----------   -------------  ---------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000, Compared to the Same Period Last
Year.

For the nine months ended September 30. 2000, Royale Energy achieved a net profit of $1,065,009, a $1,083,068 increase over the net loss in the first nine months of 1999 of $18,059. Royale's management attribute this increase to an increase in oil and gas revenues resulting from higher natural gas prices. Total revenues for the period were $7,356,359, a $1,069,369 or 17% increase from the total revenues in 1999 of $6,286,990, again as a result of higher natural gas prices. During the period in 2000, Royale's net operating profit was $1,399,781, a $1,131,690 or 422% increase over the net operating profit of $268,091 in the first nine months of 1999.

Oil and gas revenues for the nine months ended September 30, 2000 were $3,034,560 compared to $2,096,515 for the same period in 1999, which represents a $938,045 or 44.7% increase. This increase in revenues was mainly due to an increase in the price Royale received for its natural gas production during the period in 2000. Royale's oil and gas lease operating expenses for the period increased by only 2.29% or $16,217, to $724,284 for the nine months ended September 30, 2000, from $708,067 for the same period in 1999.

Turnkey drilling revenues for the nine months ended September 30, 2000 were $3,758,152 which were offset by drilling and development costs of $1,568,529. For the same period in 1999, turnkey drilling revenues were $3,776,082, while drilling and development costs were $2,446,527. This represents a decrease in revenues of $17,930 or .47% and a decrease in costs of $877,998 or 35.9%. The decrease in turnkey drilling revenues and costs in 2000 were mainly due to the drilling of more wells in the first nine months of 1999 as compared to the same period in 2000 as well as the recognition of expense on more land and geological and geophysical during the period in 1999.

The aggregate of supervisory fees and other income was $563,647 for the nine months ended September 30, 2000, an increase of $149,254 (36%) from $414,393 during the same period in 1999. This increase was mainly due to partial collection on a stipulated judgement in favor of Royale Energy against a former consultant.

Depreciation, depletion and amortization expense decreased to $1,207,527 from $1,292,436, a decrease of $84,909 or 6.6%, for the nine months ended September 30, 2000, as compared to 1999. The depletion rate is calculated using production as a percentage of reserves, and the decrease in the depletion rate was due to increased reserves during the year in 1999.

General and administration expenses increased by only $35,979, or 3%, from $1,196,573 for the nine months ended September 30, 1999 to $1,232,552 for the same period in 2000. Legal and accounting expense increased to $405,387 for the period, compared to $117,370 for the period in 1999, a $288,017 or 245% increase. This increase can be attributed to the higher cost of regulatory compliance and litigation costs during the first nine months of 2000.
Marketing expense for the nine months ended September 30, 2000, increased $249,285 or 96.7%, to $507,211, compared to $257,926 for the same period in 1999. Royale's marketing expense varies from period to period according to the number of marketing events attended by Company personnel and associated travel costs.

Royale Energy periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. During the first nine months of 2000, $311,088 was recorded as a lease impairment based on this assessment. There were no such impairment charges recorded in first nine months of 1999.

During the year in 1998, Royale extended an existing credit line from a major commercial bank. Because of borrowings pursuant to this credit line and an increase in the rate of interest, interest expense increased to $334,772 for the nine months ended September 30, 2000 from $286,150 for the same period in 1999, a $48,622 or 17% increase.

CAPITAL RESOURCES AND LIQUIDITY:

At September 30, 2000, Royale Energy had current assets totaling $4,073,850 and current liabilities totaling $5,746,220, a $1,672,370 working capital deficit. The primary reason for this working capital deficit is Royale's obligation to complete wells on behalf of investors who bought fractional working interests. Royale records these obligations as deferred revenue from turnkey drilling until the drilling projects are completed. For the industry as a whole, a working capital deficit is not uncommon. Management believes that Royale Energy has sufficient liquidity for the short term.

OPERATING ACTIVITIES. For the nine months ended September 30, 2000, cash provided by operating activities totaled $1,729,323 compared to $2,186,471 provided by operating activities for the same period in 1999. This decrease in cash provided can be mainly attributed to the decrease in accounts payable and an increase in accounts receivable for the period in 2000 when compared to 1999.

INVESTING ACTIVITIES. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $1,220,991 for the first nine months of 2000, compared to $2,359,410 used by investing activities for the same period in 1999. The decrease in cash used in the 2000 period was due to increased turnkey drilling which occurred during the period in 1999 when compared the period in 2000.

FINANCING ACTIVITIES. For the nine months ended September 30, 2000, net cash used by financing activities was $900,326, compared to cash provided by financing activities for the same period in 1999 of $9,999. This increase in net cash used was mainly due to the decrease in the use of Royale's credit line during the period in 2000 when compared to 1999.

PART II

Item 4.      Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on October 9, 2000. At the meeting, the shareholders voted to re-elect each of the Company's seven directors to serve until the 2001 annual meeting. The board of directors and management had solicited proxies in favor of each of the proposals and election of seven directors. No proxies were solicited in opposition to any proposal nor opposing the nominees for director that were recommended by the board, and the following seven directors were re-elected: Harry E. Hosmer, Donald H. Hosmer, Stephen M. Hosmer, Rodney Nahama, Oscar A. Hildebrandt, Gilbert C.L. Kemp and George Watters. Each director was re-elected by a vote of 3,042,731 for, 0 against, 32,107 not voting.

The shareholders also voted to approve the appointment of Brown, Armstrong, Randall, Reyes, Paulden and McCown Accountancy Corporation as the Company's independent accountants by a vote of 3,058,238 for, 12,100 against, 4,500 not voting.

Item 6.      Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.1   Financial Data Schedule

(b)    Reports on Form 8-K

The Company filed no reports on Form 8-K during the third quarter of 2000.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ROYALE ENERGY FUNDS, INC.



Date:     November 14, 2000
                                         /s/  Donald H. Hosmer
                                        --------------------------------------
                                         Donald H. Hosmer, President and
                                         Chief Executive Officer
                                    9