Form 10KSB
period 2000-12-31
ROYALE ENERGY INC
filed 2001-04-02
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-KSB
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 2000 Commission File No. 0-22750

                            ROYALE ENERGY, INC.
              (Name of Small Business Issuer in its charter)

          CALIFORNIA                                     33-0224120
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.

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

State issuer's revenues for its most recent fiscal year:  $11,687,352.

At December 31, 2000, there were 2,298,122 outstanding shares of registrant's Common Stock held by non-affiliates, with an aggregate market value of approximately $16,661,385, based on the closing Nasdaq price on that date.

At December 31, 2000, a total of 3,813,613 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes  ; No X

Exhibit Index appears on page 22.

TABLE OF CONTENTS

PART I......3
Item 1. Description of Business.......3
      Plan of Business.........3
      Competition, Markets and Regulation........5
ITEM 2. DESCRIPTION OF PROPERTY.........6
      Northern California......7
      Developed and Undeveloped Leasehold Acreage.......7
      Drilling Activities.........8
      Production........8
      Net Proved Oil and Natural Gas Reserves.....9
ITEM 3. LEGAL PROCEEDINGS.......10
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..10

PART II......11

Item 5. Market Price of the Company's Common Stock and Related Stockholder
Matters.........11
      Dividends.......11
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.......11
      Results of Operations for the Twelve Months Ended December 31, 2000, as
      Compared to the Twelve Months Ended December 31, 1999.....11
      Capital Resources and Liquidity.......13
ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........14

PART III.......14

Item 9. Directors, Executive Officers, Promoters and Control Persons,
Compliance with Section 16(a) of the Exchange Act.......14
      Compliance with Section 16(a) of the Exchange Act.......16
ITEM 10.EXECUTIVE COMPENSATION........16
      No Stock Options Were Granted in 2000......17
      Aggregated 2000 Option Exercises and Year-End Values....17
      Compensation of Directors.......18
ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..18
      Common Stock....18
      Preferred Stock......20
ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......20
ITEM 13.EXHIBITS, LISTS, AND REPORTS ON FORM 8-K........22
SIGNATURES........22

FINANCIAL STATEMENTS....................................................F-1

                            ROYALE ENERGY, INC.

PART I


ITEM 1.   DESCRIPTION OF BUSINESS

Royale Energy, Inc. (the "Company" or "Royale"), is an independent oil and natural gas producer. The Company's principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by the Company. The Company owns wells and leases in major geological basins located mainly in California. It offers fractional working interests and seeks to minimize the risks of oil and gas drilling by selling multiple well drilling ventures that exclude the use of debt financing. Royale was incorporated in California in 1986 and began operations in 1988. The Company's Common Stock is traded on the Nasdaq National Market System (symbol ROYL). On February 28, 2001, Royale had 14 full time and 2 part time employees.

During the Company's last fiscal year ended December 31, 2000, the Company continued to explore and develop natural gas properties in northern California. The Company drilled nine wells in 2000, six of which are currently commercially productive wells. Two wells are waiting on completion. Seven existing wells were shut-in in 2000. The Company's estimated total natural gas reserves increased from approximately 15.8 Bcf at December 31, 1999, to 16.7 Bcf at December 31, 2000. According to the reserve report furnished to the Company by WZI, Inc., the Company's independent petroleum engineers, the net present value of its proved developed and undeveloped reserves was more than $125 million at December 31, 2000.

The Company reported gross revenues in connection with the drilling of wells on a turnkey contract basis in the amount of $4,792,151 for the year ended December 31, 2000, which represents 41.0% of its total revenues for the year. In the year ended 1999, Royale reported $4,213,696 gross revenues for the year, representing 53.7% of the Company's total revenues for that year. These amounts are offset by drilling expenses and development costs of $1,975,242 in 2000, and $2,600,555 in 1999. In addition to Royale's own engineering staff, the Company hires independent contractors to drill, test, complete and equip the wells that it drills.

Fifty-three percent of the Company's total revenue for the year ended December 31, 2000 came from oil and natural gas sales from production of its wells ($6,194,451). In 1999, this amount was $3,006,010, which represented 38.3% of the Company's total revenues.


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

Royale also may sell fractional interests in undeveloped wells to finance part of the drilling cost. When the Company sells fractional interests to raise capital to drill oil and natural gas wells, generally it agrees to drill these wells on a "turnkey contract" basis, so that the holders of the fractional interests prepay a fixed amount for the drilling and completion of a specified number of wells. Under a turnkey contract, the Company recognizes gross revenue for the amount paid by the purchaser and agrees to pay the expense of drilling and development of the well for the participants. The actual drilling and development costs may or may not be greater than the gross revenue which is recognized by the Company for its fractional interest sales.

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

Royale generally operates the wells it completes. As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements. For the year ended December 31, 2000, the Company earned gross revenues from operation of the wells in the amount of $700,750, representing 6.0% of its total revenues on a consolidated basis for that year. In 1999, the amount was $624,026, which represented 8.0% of the consolidated total revenues. As of December 31, 2000, the Company holds working interests in 43 gas wells in California, with locations ranging from Tehama County in the north to Kern County in the south.

The Company's business does not depend on a single customer or a few customers and the Company's management does not believe this will change in the foreseeable future. Oil and natural gas purchasers are readily available in today's markets, and Royale does not believe that the loss of any customer would materially affect its business or its ability to find ready purchasers for its oil and gas production at current market prices.

Natural gas demand and the prices paid for gas are seasonal. In recent years, natural gas demand and prices in Northern California have decreased during the fall and winter and risen in the spring and summer, reflecting increased electricity consumption. The oil business is not generally seasonal in nature. Rather, oil prices increase and decrease in response to worldwide supply and demand trends. Oil price changes do not usually materially affect the Company's total revenues.

AFFILIATED ENTITIES

On December 31, 2000, Royale Petroleum Corporation ("RPC") owned 27.53% of the Company's Common Stock (excluding rights to purchase shares pursuant to warrants). RPC is owned equally by Donald H. Hosmer and Stephen M. Hosmer, who are brothers. Donald H. Hosmer is president and director of the Company, and Stephen Hosmer is chief financial officer and director of the Company. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer, chairman of the Company's board of directors. SEE, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ON PAGE . RPC is a predecessor and affiliate of the Company. RPC is a Delaware corporation formed in 1985.

The Company had no subsidiaries at December 31, 2000.


COMPETITION, MARKETS AND REGULATION

COMPETITION

The exploration and production of oil and natural gas is an intensely competitive industry. The sale of interests in oil and gas projects, like those the Company sells, is also very competitive. The Company encounters competition from other oil and natural gas producers, as well as from other entities which invest in oil and gas for their own account or for others, and many of these companies are substantially larger than Royale.

MARKETS

Market factors beyond the Company's control affect the quantities of oil and natural gas production and the price the Company can obtain for the production from its oil and natural gas properties. Such factors include: the extent of domestic production; the level of imports of foreign oil and natural gas; the general level of market demand on a regional, national and worldwide basis; domestic and foreign economic conditions that determine levels of industrial production; political events in foreign oil-producing regions; and variations in governmental regulations including environmental, energy conservation, and tax laws or the imposition of new regulatory requirements upon the oil and natural gas industry. Royale cannot assure that the prices of oil and natural gas will not increase or decrease in the future, resulting in an increase or decrease in the revenues that the Company receives from its oil and natural gas sales.

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

The exploration, development, production and processing of oil and natural gas are subject to various federal and state laws and regulations to protect the environment. Various federal and state agencies are considering, and some have adopted, other laws and regulations regarding environmental controls that could increase the cost of doing business. These laws and regulations may require: the acquisition of a permit by operators before drilling commences; the prohibition of drilling activities on certain lands lying within wilderness areas or where pollution arises; and the imposition of substantial liabilities for pollution resulting from drilling operations, particularly operations in offshore waters or on submerged lands. The cost of oil and natural gas development and production also may increase because of the cost of compliance with such legislation and regulations, together with any penalties resulting from failing to comply with the legislation and regulations. Ultimately, the Company may bear some of these costs. Presently, the Company does not anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect on capital expenditures, earnings, or its competitive position in the oil and natural gas industry; however, since these laws and regulations change frequently, the Company cannot predict the costs of its compliance with existing and future environmental regulations.

The discussion in this section of the regulation of the oil and natural gas industry is an overview. Royale does not intend for it to constitute a complete discussion of the various statutes, rules, regulations or governmental orders to which the Company's operations may be subject.

Royale files quarterly and yearly reports with the Securities Exchange Commission. You may obtain a copy of any materials filed by Royale with the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549 or by calling 1-800-SEC-0300. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at HTTP://WWW.SEC.GOV.


ITEM 2.   DESCRIPTION OF PROPERTY

Since 1993, Royale has concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern California.
In 2000, the Company drilled nine wells in Northern California, six of which are currently commercially productive wells. There are four shut-in wells that the Company plans to return to production. The Company also purchased an active well in the West Thornton Walnut Grove Field to gain access to gas sales at a reasonable cost for another one of the Company's wells. In 2000, Royale performed perforating programs in four wells to recover gas reserves that were previously unrecoverable. There are plans to perforate four other wells to recover gas.

Following industry standards, the Company generally acquires oil and natural gas acreage without warranty of title except as to claims made by, through, or under the transferor. In these cases, Royale attempts to conduct due diligence as to title before the acquisition, but it cannot assure that there will be no losses resulting from title defects or from defects in the assignment of leasehold rights. Title to property most often carries encumbrances, such as royalties, overriding royalties, carried and other similar interests, and contractual obligations, all of which are customary within the oil and natural gas industry.

The Company has available a $6,000,000 revolving credit line from a major commercial bank to use for refinancing Royale's existing debt, for working capital purposes, acquisitions, and development of oil and gas properties. At December 31, 2000, $4,952,089 in loans were outstanding under this credit line. All of the Company's oil and gas properties are pledged to secure this credit line.

Following is a discussion of Royale's significant oil and natural gas properties. Reserves at December 31, 2000, for each property discussed below, have been determined by WZI, Inc., registered professional petroleum engineers, in accordance with its report submitted to the Company on February 27, 2000 (the most recent report available).


NORTHERN CALIFORNIA

The Company owns lease interests in 15 gas fields with locations ranging from Tehama County in the north to Kern County in the south, in the Sacramento and San Joaquin Basins in Northern California. At December 31, 2000, the Company operated 43 wells in Northern California, and its estimated total gas reserves in Northern California were approximately
16.7 MMcf, according to the Company's independently prepared reserve report.


DEVELOPED AND UNDEVELOPED LEASEHOLD ACREAGE

As of December 31, 2000, the Company owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

                               Developed                 Undeveloped
                      Gross Acres   Net Acres    Gross Acres  Net Acres
California            16,787.05     10,342.24      919.92       397.25
All other States         315.00        236.26      711.87       529.98
Total                 17,102.05     10,578.5      1631.79       927.23

Drilling Activities

The following table sets forth Royale's drilling activities during the years ended December 31, 1998, 1999, and 2000. All wells are located in the Continental U.S., in California, Texas, and Oklahoma.

                               GROSS WELLS(B)                NET WELLS
Year  Type of Well(a)
                          TOTAL  PRODUCING(C)  DRY(D)  PRODUCING(C) DRY(D)
1998  Exploratory           -        -            -           -          -
      Developmental         8        2            6       .9727     2.9287

1999  Exploratory           3        1            2       .4320      .9653
      Developmental         9(e)     6            2      1.8156      .6417

2000  Exploratory           2        2            -       .4104          -
      Developmental         7        6(e)        1      2.7971      .5295

(a) An exploratory well is one that is drilled in search of new oil and natural gas reservoirs, or to test the boundary limits of a previously discovered reservoir. A developmental well is one drilled on a previously known productive area of an oil and natural gas reservoir with the objective of completing that reservoir.
(b) Gross wells represent the number of actual wells in which the Company owns an interest. The Company's interest in these wells may range from 1% to 100%.
(c) A producing well is one that is producing oil and/or natural gas that is being purchased on the market.
(d) A dry well is a well that is not deemed capable of producing hydrocarbons in paying quantities.
(e) Royale has not yet determined whether to complete one developmental well drilled in 1999 and one development well drilled in 2000.
Completion work was performed on one of these two wells during 2000, but their status remains undetermined.

As of December 31, 2000, the Company had 48 gross (27.97 net) currently producing natural gas wells.


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

                         2000         1999         1998
NET VOLUME

Oil (Bbl)                596          2,215        1,238

Gas (Mcf)                1,161,513    1,331,887    1,773,294

Mcfe                     1,167,473    1,354,037    1,785,674

AVERAGE SALES PRICE

Oil (Bbl)                $23.59       $16.30       $9.42

Gas (Mcf)                $5.32        $2.34        $2.21

Net Production Costs
 & Taxes                $701,194    $673,793     $708,137

Lifting Costs            $0.60        $0.49        $0.39



NET PROVED OIL AND NATURAL GAS RESERVES

As of December 31, 2000, Royale had proved developed reserves of 12,672 MMcf and total proved reserves of 16,651 MMcf of natural gas on all of the properties Royale leases. For the same period, Royale also had proved developed oil reserves of 4 Mbbl and total proved oil reserves of 4 Mbbl on the same properties. Proved developed reserves are those reserves which are expected to be recovered from already producing completion intervals and are currently producing to a market. Total proved reserves include proved developed reserves and those reserves that are estimated to be recoverable from new wells on undrilled acreage or from existing wells where a major capital expenditure is required for additional completion.

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

Additional data relating to the Company's oil and natural gas properties is disclosed in SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING
ACTIVITIES (UNAUDITED), attached to the Company's Financial Statements which are part of this document and found on Page F-20. The oil and natural gas reserve information disclosed in the supplement to the financial statements are based upon the reserve reports for the years ended December 31, 2000 and 1999, prepared by the Company's independent reserve engineering consultants.


ITEM 3.   LEGAL PROCEEDINGS

On December 10, 1999, a group of 16 investors in drilling projects sponsored by Royale from 1994 to 1998 filed suit against Royale and certain of its officers and former officers in U.S. District Court for the Northern District of California, alleging fraud, negligent misrepresentation, breach of fiduciary duties and other related claims in connection with the sales of working interests in those projects. BUCK, ET AL., V. ROYALE ENERGY, ET AL., No. C 99 5236. The suit seeks an unspecified amount of damages, restitution of amounts the plaintiffs invested, and punitive damages. The Company expects to file responsive motions in the case, which state that the plaintiffs' pleadings are fatally defective and have been filed in the wrong court. No discovery has been conducted in the case. The Company will contend that the plaintiffs= claims are completely without merit and that the plaintiffs' complaint fails to state a claim on which relief can be based.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Royale held its annual shareholders' meeting on October 9, 2000. At the meeting, the shareholders voted to re-elect each of the Company's seven directors to serve until the 2001 annual meeting. The board of directors had solicited proxies in favor of re-election of all directors. No proxies were solicited opposing re-election of the directors nor opposing any other proposal.
The following directors were re-elected:

                     FOR        AGAINST    NOT VOTING
Harry E. Hosmer      3,042,731  0          32,107
Donald H. Hosmer     3,042,731  0          32,107
Stephen M. Hosmer    3,042,731  0          32,107
Rodney Nahama        3,042,731  0          32,107
Oscar A. Hildebrandt 3,042,731  0          32,107
Gilbert C. L. Kemp   3,042,731  0          32,107
George Watters       3,042,731  0          32,107

The shareholders approved the appointment of Brown, Armstrong, Randall, Reyes, Paulden & McCown, Accounting Corporation as our independent auditors by a vote of 3,058,238 yes, 12,100 no, and 4,500 not voting.

PART II

ITEM 5.   MARKET   PRICE   OF   THE  COMPANY'S  COMMON  STOCK  AND  RELATED
          STOCKHOLDER MATTERS

Since 1997 the Company's Common Stock has been traded on the Nasdaq National Market System under the symbol "ROYL." The following table reflects high and low quarterly sales prices from January 1999 through December 2000.

       1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
       HIGH    LOW    HIGH    LOW    HIGH   LOW     HIGH   LOW
1999   3.25    2.00   4.00    2.00   3.875  3.00    3.00   1.625
2000   3.125   2.125  3.3125  2.25   7.00   2.4375  7.4375 2.75


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

For the past seven years, the Company has primarily acquired and developed producing and non-producing natural gas properties in Northern California. The most significant factors affecting the Company's results of operations are (i) changes in the sales price of natural gas, (ii) recording of turnkey drilling revenues and the associated drilling expense, (iii) the containment of costs and expenses on a company wide basis, and (iv) the change in natural gas reserves owned by the Company.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000, AS COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1999

For the year ended December 31, 2000, Royale achieved a net profit of $2,990,995, a $2,841,092 increase over the net profit of $149,903 in 1999, or 1895.0% increase. Royale's management attributes this increase to an increase in oil and gas sales resulting from higher natural gas prices. Total revenues for the year ended December 31, 2000 were $11,687,352, a $3,843,620 or 49.0%, increase from the total revenues in 1999 of $7,843,732, again as a result of higher natural gas prices.

Oil and gas revenues for the year ended December 31, 2000 were $6,194,451 compared to $3,006,010 for the same period in 1999, which represents a $3,188,441 or 106.1% increase. This increase in revenues was mainly due to an increase in the price Royale received for its natural gas production during the year in 2000. The net sales volume for the year ended December 31, 2000, was 1,161,513 Mcf with an average price of $5.32 per Mcf, versus 1,331,887 Mcf with an average price of $2.34 per Mcf for 1999, which represents a decrease in net sales volume of 170,374 Mcf or 12.8%. The net sales volume for oil and condensate (natural gas liquids) production was 596 barrels with an average price of $23.59 per Bbl for the period ended December 31, 2000, compared to 2,215 barrels at an average price of $16.30 per Bbl for the same period in 1999, which represents a decrease in net sales volume of 1,619 barrels or 73.1%.

Royale's oil and gas lease operating expenses increased by only 4.5% or $40,520, to $936,841 for the year ended December 31, 2000, from $896,321 for the same period in 1999. For 2000, Royale's gross margins on oil and gas production (excluding drilling and development costs) were 84.9%, compared to 70.2% in 1999. The increase in gross margin was due to higher prices received by Royale for its natural gas production during 2000 when compared to 1999.

For the year ended December 31, 2000, turnkey drilling revenues increased $578,455, to $4,792,151 in 2000 from $4,213,696 in 1999, or 13.7% for the year. Royale also experienced a $625,313 or 24.1% decrease in drilling and development costs from $2,600,555 in 1999 to $1,975,242 in 2000. This increase in turnkey revenues and decrease in expenses was due to an increase in direct working interest sales for the year in 2000 when compared to 1999. The decrease in turnkey expenses can be attributable to the recognition of expense on more land and geological and geophysical during the period in 1999 when compared to 2000. Royale's gross margins, or profits, on drilling depend on its ability to accurately estimate the costs associated with the development of projects in which it sells working interests to investors. Costs associated with contract drilling depend on location, well depth, weather, and availability of drilling contractors and equipment. Royale's gross margins on drilling were 58.8% and 38.3% for the years ended December 31, 2000 and 1999, respectively.

Our aggregate of supervisory fees and other income was $700,750 for the year ended December 31, 2000, an increase of $76,724 (12.3%) from $624,026 during 1999. Supervisory fees are charged in accordance with the Council for Petroleum Accountants Societies (COPAS) policy for reimbursement of costs associated with the joint accounting for billing, revenue disbursement, and payment of taxes and royalties. These charges are reevaluated each year and adjusted up or down as deemed appropriate by a published report to the industry by COPAS. Supervisory fees increased $8,150 or 2.4%, from $342,221 in 1999 to $350,371 in 2000. The overall increase/decrease in supervisory fees and other income was mainly due to partial collection on a stipulated judgment in favor of Royale Energy against a former consultant.

Depreciation, depletion and amortization expense decreased to $1,371,809 from $1,502,026, a decrease of $130,217 (8.7%) for 2000, compared to 1999.
The depletion rate is calculated using production as a percentage of reserves, and the decrease in the depletion rate was mainly due to increased reserves during the year in 2000.

Royale periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, pursuant to SFAS No. 121. In addition, management also periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. As a result of this assessment, $823,537 was recorded as a lease impairment in 2000 while $62,815 was recorded as impaired in 1999.

Royale also reevaluated several of its geological lease and land costs, which had been previously capitalized, in order to write off those prospects, which were no longer viable. As a result, $22,337 of previously capitalized costs were written off and recorded as geological and geophysical expense during 2000 compared with $97,851 written off in 1999, a $75,514 or 77.2% decrease.

General and administration expenses increased by $155,651, or 9.8%, from $1,581,550 for the year ended December 31, 1999 to $1,737,201 for the same period in 2000. Legal and accounting expense increased to $635,893 for the year, compared to $180,941 for 1999, a $454,952 (251%) increase. The increase can be attributed to the higher cost of regulatory compliance and litigation costs during the year in 2000 when compared to 1999. Marketing expense for the year ended December 31, 2000, increased $300,319 or 77.8%, to $686,193, compared to $385,874 for 1999. Royale's marketing expense varies from period to period according to the number of marketing events attended by personnel and associated travel costs.

During the year in 2000, the Company extended an existing credit line from a major commercial bank. Because of borrowings pursuant to this credit line, interest expense increased to $427,304 for the year ended December 31, 2000 from $385,896 for the same period in 1999, a $41,408 or 10.7%
increase.

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 2000, the Company had current assets totaling $9,002,736 and current liabilities totaling $8,276,654, a $726,082 working capital reserve.

OPERATING ACTIVITIES. For the year ended December 31, 2000, cash provided by operating activities totaled $3,415,118 compared to $2,657,697 provided by operations for 1999. This increase in cash provided in 2000 can be mainly attributed to increased oil and gas sales during the year in 2000.

INVESTING ACTIVITIES. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $2,234,845 for the period in 2000, compared to $2,707,024 used by investing activities for 1999. The lower costs in 2000 can be primarily attributed to increased turnkey drilling which occurred during the year in 1999 when compared to 2000.

FINANCING ACTIVITIES. Net cash provided by financing activities for the year ended December 31, 2000, was $90,411, compared to $50,000 provided by financing activities for the same period in 1999. The increase in net cash used in 2000 was mainly due to fluctuations in Royale's working capital position in 2000 when compared to 1999.

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

NAME               AGE  FIRST BECAME       POSITIONS HELD
                        DIRECTOR OR
                        EXECUTIVE OFFICER
Harry E. Hosmer*   70         1986         Chairman of the Board
Donald H. Hosmer+  47         1987         President, Secretary and Director.
                                           Chairman of the Board and President
                                           of Royale Petroleum Corporation
                                           ("RPC")
Stephen M. Hosmer+ 34         1996         Chief Financial Officer and Director.
                                           Secretary and Director of RPC
Oscar A.
Hildebrandt*+      65         1995         Director
George M.
Watters*+          81         1991         Director

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

STEPHEN M. HOSMER is Chief Financial Officer and Director of the Company. Mr. Hosmer joined the Company as the Management Information Systems Manager in May 1988, responsible for developing and maintaining the Company's computer software. Mr. Hosmer developed programs and software systems used by the Company. In 1996, he was elected to the board of directors of the Company. Mr. Hosmer serves on the board of directors of Youth for Christ, a charitable organization in San Diego, California. Stephen M. Hosmer is the son of Harry E. Hosmer and brother of Donald H. Hosmer. He has a BS degree from Oral Roberts University in Business Administration.

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


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that the Company's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish the Company with copies of all such reports they file. Based solely upon a review of the copies of the form furnished to the Company, or written representations from certain reporting persons that no reports were required, the Company believes that no other persons failed to file required reports on a timely basis during or in respect of 2000.


ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes the compensation of chief executive officer and the other most highly compensated executive officers of the Company and its subsidiaries during the past year.

               ANNUAL COMPENSATION                   LONG TERM COMPENSATION
(a)        (b)  (c)       (d)             (e)                   (i)
Name       Year Salary    Bonus   Other Annual        All Other Compensation {(2),(3)}
                                 Compensation {(1)}
Donald H.  2000 $135,046  $10,000        $653                        $2,400
Hosmer,
President
           1999 $135,046                 $415                       $ 2,400
           1998 $121,169  $10,000        $368                       $53,350

Stephen M. 2000 $112,539  $10,000        $630                       $ 3,300
Hosmer, CFO
           1999 $112,539                 $321                       $ 3,300
           1998 $97,808   $10,000        $340                       $37,269

 (1) Under the terms of a plan adopted by the board of directors in 1989, each of the listed executives has elected to participate in wells drilled by the Company. SEE, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ON PAGE 20. The costs that they incurred for interests acquired in wells pursuant to this policy are less than would have been the cost of purchasing an equivalent percentage as working interests in these wells which are sold to unaffiliated outside investors. The difference between the executives' actual cost and the cost incurred by outside investors could be considered as additional compensation to them. However, Royale's management does not believe that the amount of such difference is significant. In addition, prior to June 1995, Royale advanced funds to the executives to pay for their well participation interests. To the extent that the advances amount to interest free loans, the executives could also be considered to have received additional compensation. The Other Annual Compensation in the foregoing table consists of the amounts which the management believes may be considered income to be imputed from such foregone interest. The imputed interest was estimated using approximate amounts due at the end of each period, as if that amount had been due for the entire period. The Company used the imputed interest rate of 7% simple interest per annum. In June 1995, Royale's policy regarding advancement of funds was changed. The current policy requires that all such purchases of interests in wells must be paid in cash.

(2) Includes the amount received upon resale of stock options to the Company in September 1998 by Donald Hosmer ($51,750) and Stephen Hosmer ($34,400). There were no stock options granted in 1999 or 2000.

(3) Includes the Company's matching contribution in 2000 for Donald Hosmer ($2,400) and Stephen Hosmer ($3,300) to the Company's retirement savings plan initiated in April 1998. For year ending 1998, includes matching contribution for Donald Hosmer ($1,600) and Stephen Hosmer ($2,769) and for the year ending 1999, includes matching contribution for Donald Hosmer ($2,400) and Stephen Hosmer ($3,300).

Royale does not have employment agreements with any of its executives.


NO STOCK OPTIONS WERE GRANTED IN 2000

The Company did not grant any stock options or stock appreciation rights or Long-Term Incentive Plan Awards to its officers or employees during 2000.


AGGREGATED 2000 OPTION EXERCISES AND YEAR-END VALUES

None of the executive officers named in the Summary Compensation Table exercised any stock options or stock appreciation rights in 2000, 1999, or 1998. The following table summarizes the number and value of all unexercised stock options held by those executive officers at the end of 2000.

   (a)       (b)     (c)              (d)                    (e)
                            Number of Securities      Value of Unexercised In-
                            Underlying Unexercised    the-Money Options/SARs
                            Options/SARs at FY-End          at FY-End(1)
           SHARES
          ACQUIRED  VALUE
  NAME       ON   REALIZED EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
          EXERCISE
Donald H.                    15,000                     $108,750
Hosmer,
President
Stephen                      10,000                      $72,500
M.
Hosmer,
CFO

(1) Based on a fair market value of $7.25 per share, which was the closing bid price of the Company's Common Stock in the Nasdaq National Market System on Friday, December 29, 2000.


COMPENSATION OF DIRECTORS

Each director who is not an employee of the Company receives a quarterly fee for his services, which in 2000 was set at $2,035. In addition, the Company reimburses directors for the expenses they incur for their service No directors received any stock options or stock appreciation rights in 2000.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the ownership of the Company's voting securities as of December 31, 2000, by: (i) each person the Company knows to own beneficially more than 5% of the outstanding shares of each class of equity securities, (ii) each of Royale's directors, and (iii) all of Royale's directors and officers as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.


COMMON STOCK

On December 31, 2000, 3,813,613 shares of the Company's Common Stock were outstanding.

                                              Shares Owned{ (1)}
SHAREHOLDER{ (2)}                             NUMBER               PERCENT

Royale Petroleum Corporation                  1,274,076(3)(4)        33.41%

Donald H. Hosmer                              1,290,076(3)(4)        33.83%

Harry E. Hosmer                                  45,000(4)            1.18%

Oscar A. Hildebrandt                             72,755(5)            1.91%

Stephen M. Hosmer                             1,285,236(3)(4)        33.70%

Gilbert C. L. Kemp                                5,000        Less than 1%

Owen LeTissier, St. Peter Port, Guernsey,       400,000(6)           10.50%
Channel Islands

Rodney Nahama                                    14,000        Less than 1%

George M. Watters                                77,500(7)            2.03%

All directors and officers as a group
 (7 persons)                                  1,515,491(3)           39.73%


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

(2) Unless otherwise indicated, the mailing address of each listed shareholder is 7676 Hazard Center Drive, Suite 1500, San Diego, California 92108.

(3) Because Messrs. Donald and Stephen Hosmer are directors of Royale Petroleum Corporation ("RPC") and have power to vote the shares of Common Stock owned by RPC, each of them may be deemed to be the beneficial owner of all the Common Stock owned by RPC pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, the 1,274,076 shares of the Company that RPC owns are included in the number of shares both Donald and Stephen Hosmer own and in the number of shares owned by all officers and directors as a group.

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


PREFERRED STOCK

Holders of each series of Convertible Preferred Stock have voting rights equal to the number of shares into which they are convertible. None of the Preferred shareholders have the right to vote as much as 5% of the shares entitled to vote when taking into account the total number of both Common and Preferred shares. On December 31, 2000, there were 9,375 shares of Series A and 43,750 shares of Series AA Convertible Preferred Stock outstanding. The shares of each series of Preferred shares are convertible into shares of Royale's Common Stock at the option of the security holder, at the rate of two shares of Convertible Preferred Stock for each share of Common Stock. To the Company's knowledge, none of the Preferred shareholders would own more than 1% of the Company's Common Stock, if their Preferred shares were converted to Common shares.

                                      Series A             Series AA
SHAREHOLDER                       NUMBER    PERCENT    NUMBER    PERCENT
Richard G. and Margaret E. Algire                       3,125      7.14%
Marjorie Carson                                         6,250     14.28%
June L. Ginnings                                        3,125      7.14%
Overland Bank                                           6,250     14.28%
Audrey Sanabria & B.G. Dienelt,                         3,125      7.14%
Jr.
George Singleton                                        6,250     14.28%
James S. Trowbridge                6,250      66.7%
William W. Well                                         6,250     14.28%
Jerome Winston                                          6,250     14.28%
Nim E. Wire                                             6,250     14.28%
All officers and directors as a        0       0.0%         0       0.0%
group (7 persons)


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

Donald and Stephen Hosmer each have participated individually in 56 wells under the 1989 policy. Donald and Stephen Hosmer also have participated in 27 wells in the name of RPC, a corporation jointly owned by them, beginning in 1996. The Hosmer Trust, a trust for the benefit of family members of Harry E. Hosmer, has participated in 55 wells.

During 2000, RPC did not invest in any well under the 1989 policy through Donald and Stephen Hosmer.

Donald Hosmer's 2000 investments in wells under the 1989 policy totaled $14,990 for .004% interest in 9 wells. In 2000, Stephen Hosmer purchased
 .005% interest in 9 wells under the 1989 policy, for a total investment of $17,584.

The Hosmer Trust purchased .005% interest in 9 wells during 2000 for a total investment of $20,406.

Prior to June 1995, Royale had advanced to the participants under the 1989 policy the funds with which to purchase their interests, and the funds would be repaid from future production from the working interests and advances repaid from well production. Each month, participants are credited with well income and charged with well expenses from producing wells, at the same time as other investors including working interest purchasers. Each officer and director who participates in one or more wells with the Company has a single account to which all charges and income from all wells is credited. In June 1995, Royale changed its policy regarding the advancement of funds. Current policy requires that all such purchases of interests in wells must be paid in cash. At December 31,

2000, the following executive officers and their affiliates owed the following amounts on advances for well participations: Donald Hosmer $29,105; Stephen Hosmer $21,228; RPC $489; the Hosmer Trust $72,275.

Royale's Chairman of the Board and former President, Harry E. Hosmer, renders management consulting services to the Company on an ongoing basis. The Company compensated Mr. Hosmer $120,000 annually for his consulting services in 2000 and pays his medical insurance costs. Mr. Hosmer's consulting services are in addition to his service on the board of directors, for which he receives no compensation other than reimbursement of expenses to attend meetings.

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

10.1 Form of Indemnification Agreement, incorporated by reference to
Exhibit 10.3 of the Company's Form 10-SB Registration Statement.

(b)  Reports on Form 8-K

The Company filed no Reports on Form 8-K during the last fiscal quarter of 2000.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: __________, 2001

                                               /s/
                                   Donald H. Hosmer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Date: __________, 2001

                                               /s/
                                   Harry E. Hosmer, Chairman of the Board

Date: __________, 2001

                                               /s/
                                   Donald H. Hosmer, Chief Executive
                                   Officer, President, Secretary, and Director

Date: __________, 2001

                                               /s/
                                   Stephen M. Hosmer, Chief Financial
                                   Officer and Director

Date: __________, 2001

                                               /s/
                                   Oscar A. Hildebrandt, Director

Date: __________, 2001

                                               /s/
                                   Gilbert C.L. Kemp, Director

Date: __________, 2001

                                               /s/
                                   Rodney Nahama, Director

Date: __________, 2001

                                               /s/
                                   George M. Watters, Director

                            ROYALE ENERGY, INC.
                       INDEX TO FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY DATA


Index to Financial Statements                                         F-1
Report of Brown Armstrong Randall Reyes Paulden & McCown, Independent F-2
Auditors
Balance Sheets at December 31, 2000 and 1999                          F-3
Statements of Income for the Years Ended December 31, 2000 and 1999   F-4
Statements of Stockholders' Equity for the Years Ended December 31,   F-5
2000 and 1999
Statements of Cash Flows for the Years Ended December 31, 2000 and    F-6
1999
Notes to the Financial Statements                                     F-7
Supplemental Information About Oil and Gas Producing Activities       F-19
(Unaudited)


Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

                       REPORT OF INDEPENDENT AUDITOR



Shareholders and Board of Directors
Royale Energy, Inc.


We have audited the accompanying balance sheets of Royale Energy, Inc. (a California corporation) as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Royale Energy, Inc., as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                         BROWN ARMSTRONG RANDALL
                         REYES PAULDEN & McCOWN
                         ACCOUNTANCY CORPORATION








Bakersfield, California
February 16, 2001

                            ROYALE ENERGY, INC.
                              BALANCE SHEETS
                        DECEMBER 31, 2000 AND 1999

                                  ASSETS
                                            2000                 1999
                                       ----------------     ----------------
Current Assets
  Cash and cash equivalents            $     2,106,841      $    1,016,979
  Accounts receivable                        6,407,397           1,745,408
  Note receivable                               73,010              84,662
  Other current assets                         415,488             336,722
                                       ----------------     ----------------
    Total Current Assets                     9,002,736           3,183,771
                                       ----------------     ----------------

Oil and Gas Properties (successful efforts
  basis), Equipment and Fixtures, net       13,397,648          13,049,079
                                       ----------------     ----------------

Other Assets
  Other capitalized costs, net                 309,069             618,139
                                       ----------------     ----------------
                                        $   22,709,453      $   16,850,989
                                       ================     ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses $    6,641,354      $   3,854,159
  Deferred revenue from turnkey drilling     1,635,300          1,464,615
                                        ----------------     ----------------
    Total Current Liabilities                8,276,654          5,318,774
                                       ----------------     ----------------
Long-Term Debt, net of current portion       4,952,089          5,050,000
                                       ----------------     ----------------

Redeemable Preferred Stock
  Series A, convertible preferred stock,
  no par value, 59,250 shares authorized;
  9,375 shares issued and outstanding           19,100            19,100
                                       ----------------     ----------------
Stockholders' Equity
  Common stock, no par value, 10,000,000
  shares authorized; 3,813,613 and 3,808,613
  shares issued and outstanding,
  respectively                               8,248,105         8,240,605
                                       ----------------     ----------------
  Convertible preferred stock, Series AA,
  no par value, 147,500 shares authorized;
  43,750 shares issued and outstanding         175,000           175,000
  Accumulated earnings (deficit)            1,133,005         (1,857,990)
                                       ----------------     ----------------

  Total paid in capital and accumulated
  deficit                                    9,556,110         6,557,615

  Less cost of treasury stock, 19,300
  shares                                       (94,500)          (94,500)
                                       ----------------     ----------------

    Total Stockholders' Equity               9,461,610         6,463,115
                                       ----------------     ----------------
                                        $   22,709,453     $  16,850,989
                                       ================     ================
(The accompanying notes are an integral part of these financial statements.)
                                     F-3


                            ROYALE ENERGY, INC.
                           STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                               2000             1999
                                       ----------------     ----------------
Revenues
  Oil and gas production                $     6,194,451     $    3,006,010
  Turnkey drilling                            4,792,151          4,213,696
  Supervisory fees and other                    700,750            624,026
                                       ----------------     ----------------
    Total Revenues                           11,687,352          7,843,732
                                       ----------------     ----------------

Costs and Expenses
  General and administrative                  1,737,201          1,581,550
  Geological and geophysical expense             22,337             97,851
  Turnkey drilling and development            1,975,242          2,600,555
  Lease operating                               936,841            896,321
  Lease impairment                              823,537             62,815
  Legal and accounting                          635,893            180,941
  Marketing                                     686,193            385,874
  Depreciation, depletion and amortization    1,371,809          1,502,026
                                       ----------------     ----------------
    Total Costs and Expenses                  8,189,053          7,307,933
                                       ----------------     ----------------

Income from Operations                        3,498,299            535,799
                                       ----------------     ----------------
Other Expense
  Interest expense                              427,304           385,896
                                       ----------------     ----------------
Income Before Income Tax Expense              3,070,995           149,903
                                       ----------------     ----------------
Net Income                              $     2,990,995     $     149,903
                                       ================     ================

Basic Earnings Pr Share                $           .78     $           .04
                                       ================     ================

Diluted Earnings Per Share             $           .73     $           .04
                                       ================     ================

(The accompanying notes are an integral part of these financial statements.)

                             ROYALE ENERGY, INC.
                     STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                          Preferred Stock Series AA      Treasury Stock
                          -------------------------      --------------
       Number               Number              Accumulated  Number
       of Shares  Amount    of Shares Amount    Deficit      of Shares Amount
       ---------  ---------  -------  --------  ----------   ------- --------
Balance,
1/1/99 3,808,613 $8,240,605  43,750   $175,000 $(2,007,893)   19,300 $ 94,500


Net
income        -       -        -          -        149,903      -        -
        ---------  ---------  -------  --------  ----------   ------- -------
Balance,
12/31/99 3,808,613  8,240,605 43,750    175,000 (1,857,990)    19,300  94,500


Shares
issued       5,000      7,500  -           -         -            -         -
Net
income       -         -       -          -       2,990,995       -         -
         ---------  ---------  -------  --------  ----------   ------- -------
Balance,
12/31/00 3,813,613  $8,248,105   43,750 $175,000 $1,133,005    19,300  $94,500
        =========   ========= ====== ==========   =========== ====== ========

 (The accompanying notes are an integral part of these financial statements.)

                            ROYALE ENERGY, INC.
                         STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                  2000                1999
                                             ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                 $ 2,990,995          $  149,903
  Adjustment to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation, depletion and amortization   1,371,809           1,502,026
    Lease impairment                             823,537              62,815
      (Increase) decrease in:
        Accounts receivable                   (4,734,999)           (298,811)
        Receivable from related parties                -              56,563
        Prepaid expenses and other assets        (78,766)           (167,619)
        Notes receivable                          84,662             118,149
      Increase (decrease) in:
        Accounts payable and accrued expenses 2,787,195            2,605,032
        Deferred revenues - DWI                 170,685           (1,370,361)
                                             -----------          ----------
Net Cash Provided by Operating Activities     3,415,118           2,657,697
                                             -----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for oil and gas properties    (2,234,845)         (2,671,191)
  Other capital expenditures                          -             (35,833)
                                            -----------           ----------
Net Cash Used by Investing Activities        (2,234,845)         (2,707,024)
                                            -----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt       (5,050,000)                  -
  Proceeds from long-term debt                4,952,089              50,000
  Common stock issued                             7,500                   -
                                            -----------           ----------

Net Cash Provided (Used) by Financing
  Activities                                    (90,411)             50,000
                                            -----------           ----------
Net Increase in Cash and Cash Equivalents     1,089,862                 673

Cash at beginning of year                     1,016,979           1,016,306
                                            -----------           ----------
Cash at end of year                       $   2,106,841       $   1,016,979
                                            ===========           ==========

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                    $     427,304       $     385,896
                                          =============       ==============
Cash paid for taxes                       $         800       $         800
                                          =============       ==============
 (The accompanying notes are an integral part of these financial statements.)

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

Material estimates that are particularly susceptible to significant change relate to the estimate of Company oil and gas reserves prepared by an independent engineering consultant. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proven reserves. Estimated reserves are used in the calculation of depletion, depreciation and amortization unevaluated property costs, estimated future net cash flows, taxes, and contingencies.

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

Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and/or Long-Lived Assets to be Disposed of", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 121 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company periodically assessed its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows. Prior to 1998, the Company performed the impairment review on a field by field basis. In 1998, management decided to perform the impairment review on a region by region basis. According to management, regional aggregations of fields are more consistent with the company's operations and identifiable sources of cash flows. Regional aggregations of fields also correctly reflect geological relationships between proven reserves.

Impairment losses of $823,537 and $62,815 were recorded in 2000 and 1999, respectively.

Upon the sale of oil and gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of operations under loss on leases.

OTHER CAPITALIZED COSTS

Other capitalized costs are related to 3D seismic studies performed by independent Geophysical and Geological companies on behalf of the Company. The cost of this data is based on cost per square mile multiplied by the number of squares analyzed. The data is used by the Company to enhance or evaluate proposed developments of its proved and unproved fields, as well as held for sale to outside parties. As the Company uses the data for its exploratory and development projects, that portion of the capitalized costs used will be reclassified as proved oil and gas properties or expensed. The portion of the data library not used by the Company for its projects are being amortized over a three-year period using the straight-line method. Amortization expense for the year ended December 31, 2000 was $309,069.

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

EARNINGS (LOSS) PER SHARE (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:

                                     For the Year Ended 2000
                        ----------------------------------------------------
                             Income            Shares             Pre-Share
                           (Numerator)      (Denominator)           Amount
                           -----------      -------------         ----------
Basic Earnings Per Share:
 Net income available to
  common stock             $ 2,990,995        3,809,161                 .78

Diluted Earnings Per Share:
 Effect of dilutive securities
  and stock options              -              272,729                (.05)
                           -----------      -------------         ----------
Net income available to
 common stock              $ 2,990,995        4,081,890           $     .73
                           ==========        ===========          ==========

                                     For the Year Ended 1999
                        ----------------------------------------------------
                             Income            Shares             Pre-Share
                           (Numerator)      (Denominator)           Amount
                           -----------      -------------         ----------
Basic Earnings Per Share:
 Net income available to
  common stock             $   149,903        3,808,613            $    .04

Diluted Earnings Per Share:
Effect of dilutive securities
 and stock options               -                2,288                   -
                           -----------      -------------         ----------
Net income available to
 common stock              $   149,903        3,810,901            $    .04
                           ===========       ===========          ==========

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

                          NEW ACCOUNTING STANDARD

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We expect to adopt SFAS No. 133 on January 1, 2001. The adoption may create volatility in equity through changes in other comprehensive income due to the marking to market of hedging contracts; however, we do not anticipate that the standard will have a material impact on our results of operations.

RECLASSIFICATION

Certain amounts in the financial statements have been reclassified to be consistent and comparable from year-to-year.


NOTE 2 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31, 2000:
                                              2000                1999
                                       --------------       -------------
Oil and Gas

 Producing properties, including
  intangible drilling costs             $  12,613,859         $ 10,684,610
 Undeveloped properties                     1,648,374            2,051,572
 Lease and well equipment                   4,677,700            4,442,335
                                        --------------       -------------
                                           18,939,933           17,178,517
Accumulated depletion, depreciation
 and amortization                          (5,220,877)          (4,255,798)
Allowance for lease impairment               (443,468)                   -
                                         --------------       -------------
                                           13,275,588           12,922,719
                                         --------------       -------------
Commercial and Other

 Furniture and equipment                      436,713              391,087
 Accumulated depreciation                    (314,653)            (264,727)
                                         --------------       -------------
                                         $ 13,397,648         $ 13,049,079
                                         ==============       =============

                                             2000                1999
                                         --------------       -------------
Other Capitalized Cost

 3D seismic data                         $      927,208      $      927,208
 Accumulated amortization                      (618,139)           (309,069)
                                          --------------       -------------

                                         $      309,069      $      618,139
                                         ===============     ===============

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

                                              2000                1999
                                         --------------       -------------

 Acquisition                             $    1,009,822      $     107,139
 Development                             $    2,462,516      $   4,560,146

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the two years ended December 31, are as follows:

                                              2000                1999
                                         --------------       -------------

Oil and gas sales                        $    6,194,451      $   3,006,010
Production related costs                       (936,840)          (896,321)
Geological and geophysical expense              (22,337)           (97,851)
Depreciation, depletion and amortization     (1,321,883)        (1,442,916)
                                          --------------       -------------

Results of operations from producing and
 exploration activities                  $    3,913,391       $    568,922
                                         ===============     ===============


NOTE 3 - TURNKEY DRILLING CONTRACTS

The Company receives funds under turnkey drilling contracts which requires the Company to drill oil and gas wells within a reasonable time period from the date of receipt of the funds. As of December 31, 2000 and 1999, the Company had recorded deferred turnkey drilling revenue associated with undrilled wells of $1,635,300 and $1,464,615, respectively, as a current liability.


NOTE 4 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

The Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information in 1998 which changes the way the Company reports information about its operating segments.

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

The Company's operations are classified into two principal industry segments. Following is a summary of segmented information for 2000 and 1999:

                             Oil and Gas
                              Producing          Turnkey
                                 and             Drilling
                             Exploration         Services         Total
                             -----------         ---------      -----------
Year Ended December 31, 2000
  Revenues from External
   Customers                 $ 6,194,451         $4,792,151     $10,986,602
                             ===========         ==========     ===========
  Supervisory Fees           $   668,361         $     -        $   668,361
                             ===========         ==========     ===========
  Interest Revenue           $    32,389         $     -        $    32,389
                             ===========         ==========     ===========
  Interest Expense           $   213,652         $  213,652     $   427,304
                             ===========         ==========     ===========
Expenditures for Segment
  Assets                     $ 2,264,380         $3,729,327     $ 5,993,707
                             ===========         ==========     ===========
Depreciation, Depletion,
 and Amortization            $ 1,321,883         $   49,926     $ 1,371,809
                             ===========         ==========     ===========
Lease Impairment             $   411,769         $  411,768     $   823,537
                             ===========         ==========     ===========
Income Tax                   $    40,000         $   40,000     $    80,000
                             ===========         ==========     ===========
Total Assets                 $22,709,453         $     -        $22,709,453
                             ===========         ==========     ===========
Net Income                   $ 2,643,518         $  347,447     $ 2,990,995
                             ===========         ==========     ===========

                             Oil and Gas
                              Producing          Turnkey
                                 and             Drilling
                             Exploration         Services         Total
                             -----------         ---------      -----------
Year Ended December 31, 1999
  Revenues from External
  Customers                  $ 3,006,010         $ 4,792,151    $ 7,219,706
                             ===========         ===========    ===========
  Supervisory Fees           $   610,783         $     -        $   610,783
                             ===========         ===========    ===========
  Interest Revenue           $    13,243         $     -        $    13,243
                             ===========         ===========    ===========
  Interest Expense           $   192,948         $   192,948    $   385,896
                             ===========         ===========    ===========
Expenditures for Segment
  Assets                     $ 1,963,542         $ 3,779,550    $ 5,743,092
                             ===========         ===========    ===========
Depreciation, Depletion,
 and Amortization            $ 1,442,916         $    59,110    $ 1,502,026
                             ===========         ===========    ===========
Lease Impairment             $    31,408         $    31,407    $    62,815
                             ===========         ===========    ===========
Income tax                   $     -             $     -        $       -
                             ===========         ==========     ===========
Total Assets                 $16,850,989         $     -        $16,850,989
                             ===========         ===========    ===========
Net Income                   $      (778)        $   150,681    $   149,903
                             ===========         ===========    ===========

NOTE 5 - LONG-TERM DEBT

                                                       2000        1999
Revolving line of credit with a maximum available
of $5,150,000 for  working  capital purposes,
acquisitions, and development of oil  and  gas
properties.  Interest  at New York prime plus
75.00 basis  points,  resulting  in  a rate of
9.25% at December 31, 1999.
This note was paid in full on December 1, 2000.     $        -  $5,050,000

Revolving line of credit with a maximum available
of $6,000,000 issued  by  Bank  One Service
Corporation for the purposes of refinancing
Royale's  existing  debt and to fund development,
exploration and acquisition activities as well as
other general corporate  purposes.   Agreement
was entered into on December  1,  2000.
Interest  at New York prime plus 100.00 basis
points,  resulting  in a rate of 10.50% at
December 31, 2000,   payable   monthly   with
borrowing  base reductions of $100,000  commencing
on  February  1, 2001.  All unpaid principal  and
interest is payable at maturity on December 21,
2003.                                               $4,952,089  $        -
                                                    ----------  ----------
                                                    $4,952,089  $5,050,000

Maturities of long-term debt for years subsequent to December 31, 2000 are as follows:

  Year Ended
 DECEMBER 31,
- -------------
    2002                        $ 1,200,000
    2003                        $ 3,752,089
                                -----------
                                $ 4,952,089
                                ===========


NOTE 6 - INCOME TAXES

The provisions for income taxes for the years ended December 31, 2000 and 1999 represents minimum state taxes.

As of December 31, 2000, the Company had federal net operating loss carryforwards as indicated:

   YEAR ORIGINATED  YEAR OF EXPIRATION   NET OPERATING LOSS

      1991              2007             $   1,595,745
      1992              2008                   227,241
      1993              2009                 1,654,713
      1997              2013                   717,602
      1999              2015                 1,135,686
                                         -------------
                                         $   5,330,987
                                         =============
                            F-13

The components of the net deferred tax assets were as follows:

                                                  2000         1999
                                               ----------    ---------
Deferred Tax Assets:
  Net operating loss carryforwards             $1,812,536    $1,145,406
  Statutory depletion carryforwards               355,502       227,904
  Accumulated depreciation                             -         29,324
                                               ----------    ----------
  Total Deferred Tax Assets                     2,168,038     1,402,634
                                               ----------    ----------
  Valuation Allowance                          (2,168,038)   (1,402,634)
                                               ----------    ----------
  Net Deferred Tax Assets                      $       -     $       -
                                               ==========    ==========


A full valuation allowance has been established for the deferred tax assets generated by net operating loss carryforwards due to the uncertainty of future utilization.

A reconciliation of the Company's provision for income taxes and the amount computed by applying the U.S. statutory federal income tax rate of 34% at December 31, 2000 and 1999, respectively, to pretax income is as follows:

                                                  2000         1999
                                               ----------    ---------
Tax computed at 34%, respectively              $1,044,388    $   50,967

Increase (decrease) in taxes resulting from:
  Net operating loss carryforwards             (1,044,388)      (51,767)
  State tax                                        80,000           800
                                               ----------    ----------
                                               $   80,000    $        -
                                               ==========    ==========
Effective Tax Rate                                   3.0%         0.0%
                                                     ====         ====


NOTE 7 - REDEEMABLE PREFERRED STOCK

In 1993, the Company's Board of Directors authorized the issuance of 259,250 shares of Series A Convertible Preferred Stock which were sold through a private placement offering. The Series A Convertible Preferred Stock was offered in units. Each unit consisted of 25,000 shares of Series A Convertible Preferred Stock and a 0.1% interest in the distributions of the Royale Energy Income Trust, to be formed. The Company had the right to sell fractional units. The Series A Convertible Preferred Stock has a stated value of $4 per share and provides shareholders with a one time 10% dividend payable thirty days after the expiration of one year from the date of purchase. The dividend has been paid on all outstanding shares at December 31, 1994. There were no dividends declared and/or paid during 2000 or 1999.

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

On October 28, 1993, the Company's Series A Convertible Preferred Stock shareholders were made a one time offer to convert their Series A Convertible Preferred Stock to common stock. This conversion would be at one share of common stock for each share of Series A Convertible Preferred Stock, rather than at the original conversion price of $4 per share. This conversion would not affect the shareholders' rights and incentives in the Royale Energy Income Trust. As of December 31, 2000 and 1999, 224,875 shares of Series A Convertible Preferred Stock had been converted to 198,625 shares of common stock.


NOTE 8 - SERIES AA PREFERRED STOCK

In April 1992, the Company's Board of Directors authorized the sale of Series AA Convertible Preferred Stock. Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to Series A Convertible Preferred Stockholders. The Series AA Convertible Preferred Stock does not have the right of redemption at the shareholders' option. As of December 31, 2000 and 1999, there were 43,750 shares issued and outstanding. The dividend has been paid on all shares outstanding at December 31, 2000 and 1999.


NOTE 9 - STOCK WARRANTS

Changes  in the Company's common stock warrants were as follows at December
31:


                                                  2000         1999
                                               ----------    ---------
Outstanding warrants at beginning of period       230,555      230,555
  Additional warrants issued
  Exercise of stock warrants                            -            -
  Warrants expired or ineligible                        -            -
                                               ----------    ----------
Outstanding warrants at end of period             230,555      230,555

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

NOTE 10 - OPERATING LEASES

The Company occupies office space under a sixty-month noncancellable lease, which expires in July 2005. The lease calls for monthly payments ranging from $16,312 to $17,762. Future minimum lease obligations as of December 31, 2000 is as follows:

     Year Ended
    December 31,
    ------------
       2001               $  197,563
       2002                  201,913
       2003                  206,763
       2004                  210,613
       2005                  124,338
                          ----------
                          $  940,690
                          ==========

Rental expense for the years ended December 31, 2000 and 1999, was $177,257 and $151,500, respectively.


NOTE 11 - RELATED PARTY TRANSACTIONS

SIGNIFICANT OWNERSHIP INTERESTS

On December 31, 2000, 27.53% of the Company's common stock was owned by Royale Petroleum Corporation (RPC). RPC is owned equally by Donald H. Hosmer and Stephen M. Hosmer.

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

At the March 10, 1995 Board of Directors meeting, directors and executive officers of the Company were granted 154,000 options to purchase common stock at an exercise or base price of $1.90 per share. These options were granted for a period of ten years, and may be exercised after the second anniversary of the grant. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. The Company did not grant stock options during 2000 or 1999.

A summary of the status of the Company's stock option plan as of December 31, 2000 and 1999, and changes during the years ending on those dates is presented below:

                                    2000                      1999
                             -------------------      ----------------------
                                         Weighted-                 Weighted-
                                         Average                   Average
                                         Exercise                  Exercise
                             Shares      Price        Shares       Price
                             -------    -----------   -------     ----------
Fixed Options
  Outstanding at beginning of
  year                       134,000   $   2.15       134,000      $  2.15
  Granted                       -                        -
  Exercised                    5,000                     -
                             -------                  --------
  Outstanding at end of year 129,000                  134,000
                             =======                  ========
Options exercisable at year
  end                        129,000                  134,000
                             =======                  ========
Weighted-average fair value
 of options granted during
 the year                   $   -                     $   -
                            ========                  ========

The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                         Weighted-                             Weighted-
             Number      Average      Weighted-  Number        Average
Range of     Outstanding Remaining    Average    Outstanding   Remaining
Exercise     at December Contractual  Exercise   at December   Contractual
Prices       31, 2000    Life (Years) Price      31, 1999      Life (Years)
- ----------  -----------  ------------ ---------  ------------  ------------

$3.00         30,000         2.0        $3.00      30,000          3.0
$1.90         99,000         4.2        $1.90     104,000          5.2
            --------                             ----------
$1.90 to                               $1.90 to
 $3.00       129,000         3.7        $3.00     134,000          4.7
            ========                             =========


The Board of Directors adopted a policy in 1989 that permits directors and officers of the Company to purchase from the Company, at the Company's actual cost, up to one percent of a fractional interest in any well to be drilled by the Company. Current and former officers and directors received as compensation or were billed $77,067 and $73,118 for their interests for the years ended December 31, 2000 and 1999, respectively.


NOTE 12 - ENVIRONMENTAL MATTERS

The Company has established procedures for the on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of the Company's business requires routine day-to-day compliance with environmental laws and regulations. The Company incurred no material environmental investigation, compliance and remediation costs in 2000 or 1999.

The Company is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of the Company.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

In April 1999, Royale Energy, Inc. filed an action against a former consultant, Isles of June Consulting and its principal Robert Watts. In October 1999, the defendants filed a cross-complaint against Royale Energy, Inc. In January 2000, a settlement of $500,000 was reached in the favor of Royale Energy, however, the judgement can be satisfied by defendant by making certain payments totaling $150,000 and the transfer of certain stock to the Company, as well as additional non-financial terms. During the year ended December 31, 2000, payment of $150,000 was made and the stock was transferred to Royale Energy, Inc.

In the normal course of business, the Company occasionally becomes party to litigation. In the opinion of management, based on advice of legal counsel, pending and threatened litigation involving the Company will not have a material adverse effect upon its financial condition or results of operations.


NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Operating revenues, operating income, net income, and earnings per common share by quarters from 2000 and 1999 are shown below. The Company, in its opinion, has included all adjustments necessary for a fair presentation of the results of operations for the quarters. Due to the nature of Turnkey Drilling Revenues, which are recognized at specified times over program development on specified wells, annual amounts are not generated evenly by quarter during the year.

                                                       Basic     Weighted-
                                           Net        Earnings   Average
                   Total                  Income     Per Common  Shares
Quarter Ended     Revenues  Gross Profit  (Loss)       Share     Outstanding
- -------------     --------  ------------  ---------  ----------  -----------
December 31, 2000 $4,330,993  $ 3,525,104 $1,925,986 $  0.51      3,808,161
             1999 $1,556,742  $ 1,004,870 $  167,962 $  0.04      3,808,613

September 30, 2000$2,962,880  $ 1,604,364 $  527,930 $  0.14      3,808,613
              1999$2,335,352  $   589,814 $   57,896 $  0.02      3,808,613

June 30, 2000     $2,495,162  $ 1,224,745 $  394,535 $  0.10      3,808,613
         1999     $2,062,062  $   655,225 $ (128,079)$ (0.03)     3,808,613

March 31, 2000    $1,898,317  $ 1,026,910 $  142,544 $  0.04      3,808,613
          1999    $1,889,576  $   594,921 $   52,124 $  0.01      3,808,613

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

Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants for the years ended
December 31, 2000 and 1999. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

CHANGES IN ESTIMATED RESERVE QUANTITIES

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2000 and 1999 and changes in such quantities during each of the years then ended, were as follows:

                                    2000                      1999
                            ---------------------    ----------------------

                            Oil (BBL)   Gas (MCF)    Oil (BBL)    Gas (MCF)
                           ----------   ---------    ---------    ---------

Proved developed and undeveloped reserves:

  Beginning of period        80,000     15,842,000        -       15,248,000
  Revisions of previous
   estimates                (76,404)     1,103,647     7,123        (504,605)
  Production                   (596)    (1,161,513)   (2,215)     (1,331,887)
  Extensions, discoveries
   and improved recovery        -          866,876    75,092       2,430,492
  Purchase of minerals in
   place                        -            -            -              -
                             ------     ----------    --------    ----------
  Proved reserves end of
   period                     3,000     16,651,010     80,000     15,248,000
                             ======     ==========    ========    ==========
Proved developed and
 undeveloped reserves:
  Beginning of period        80,000     15,842,000        -       15,248,000
                             ======     ==========    ========    ==========
  End of period               3,000     16,651,010      80,000    15,842,000
                             ======     ==========    ========    ==========

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

The standardized measure of discounted future net cash flows is presented below for the two years ended December 31, 2000.

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

                                                  2000         1999
                                               ----------    ---------
Future cash inflows                           $ 246,398,000 $39,051,000
Future production costs                         (27,583,000)(12,304,000)
Future development costs                         (2,286,000)( 3,232,000)
Future income tax expenses                      (64,959,000) (7,053,600)
                                              ------------- -----------
Future net cash flows                           151,570,000  16,461,400

10% annual discount for estimated timing of
cash flows                                      (68,515,413) (6,957,879)
                                              ------------- -----------
Standardized measure of discounted future
net cash flows                                $  83,054,587 $ 9,503,521
                                              ============= ===========

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

                                                  2000         1999
                                               ----------    ---------
Standardized measure - beginning of year      $ 9,503,521   $10,070,893

Sales  of  oil  and  gas  produced,
net of production costs                        (9,402,032)   (2,521,491)

Revisions  of estimates of reserves
provided in prior years:
  Net changes in prices and production costs  113,606,329    (1,805,533)

Extensions,    discoveries    and   improved
recovery                                        6,581,704     3,487,024

Accretion of discount                          (5,213,770)       29,469

Net change in income tax                      (32,021,165)      243,159
                                              ------------   ----------
Net decrease                                   73,551,066      (567,372)
                                              ------------   ----------
Standardized measure - end of year            $83,054,587    $9,503,521
                                              ===========    ==========