Form 10-Q
period 2001-03-31
ROYALE ENERGY INC
filed 2001-05-15
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001   Commission File No. 0-22750

                            ROYALE ENERGY, INC.

        CALIFORNIA                                 33-0224120
  (State or other jurisdiction or               (I.R.S. Employer
  incorporation or organization                Identification No.)

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

At March 31, 2001, there were a total of 3,813,613 shares of registrant's Common Stock outstanding.

PART I

ITEM 1.        FINANCIAL STATEMENTS

                            ROYALE ENERGY, INC.
                              BALANCE SHEETS

                                                  March 31,         December 31,
                                                    2001               2000
                                                 (Unaudited)         (Audited)
                                             ----------------    ----------------
   ASSETS

Current assets:
   Cash and cash equivalents                    $ 3,409,188         $ 2,106,841
   Accounts receivable                            3,867,003           6,407,397
   Note receivable                                   78,119              73,010
   Other current assets                             410,780             415,488
                                             ----------------    ----------------
               Total current assets               7,765,090           9,002,736
                                             ----------------    ----------------
Oil and gas properties, at cost
    (successful efforts method)                  17,949,379          18,496,465
Equipment and fixtures                              468,332             436,713
                                             ----------------    ----------------
                                                 18,417,711          18,933,178

Less accumulated depreciation,
depletion and amortization                        5,895,140           5,535,530
                                             ----------------    ----------------
                                                 12,522,571          13,397,648
                                             ----------------    ----------------
Other assets:
   Other capitalized costs, net                     231,802             309,069
                                             ----------------    ----------------
Total Other Assets                                  231,802             309,069
                                             ----------------    ----------------
               TOTAL ASSETS                     $20,519,463         $22,709,453


                    (See Notes to Financial Statements)

                            ROYALE ENERGY, INC.
                              BALANCE SHEETS

                                                  March 31,         December 31,
                                                    2001               2000
                                                 (Unaudited)         (Audited)
                                             ----------------    ----------------

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses        $ 5,987,607         $ 6,641,354
   Deferred revenue from turnkey drilling         1,520,641           1,635,300
                                             ----------------    ----------------
               Total current liabilities          7,508,248           8,276,654
                                             ----------------    ----------------

Long-Term Debt, net of current portion              500,000           4,952,089

Redeemable preferred stock:
   Series A convertible preferred stock,
   no par value, authorized 259,250 shares,
   issued and outstanding 9,375 and 9,375,
   respectively                                      19,100              19,100
                                             ----------------    ----------------

Stockholders' Equity:
   Common stock, no par value, authorized
     10,000,000 shares, issued and
     outstanding 3,813,613 and 3,813,613
     shares, respectively                         8,248,105           8,248,105
   Series AA preferred stock, no par value,
     147,500 shares authorized, 43,750 and
     43,750 shares issued and outstanding,
     respectively                                   175,000             175,000
   Accumulated earnings                           4,163,510           1,135,005
                                             ----------------    ----------------
   Total paid in capital and accumulated
   earnings                                      12,586,615           9,556,110
   Less Cost of treasury stock, 37,500 and
   37,500 shares, respectively                      (94,500)            (94,500)
                                             ----------------    ----------------
               Total Stockholders' equity        12,492,115           9,461,610
                                             ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 20,519,463        $ 22,709,453

                    (See Notes to Financial Statements)

                            ROYALE ENERGY, INC.
                           STATEMENTS OF INCOME

                                                       Three Months Ended
                                                  March 31,         December 31,
                                             ------------------------------------
                                                    2001               2000
                                                 (Unaudited)         (Audited)
                                             ----------------    ----------------

Revenues:
   Sale of oil and gas                          $ 4,262,858         $   651,512
   Turnkey drilling                               1,521,505             994,293
   Supervisory fees and other                       167,504             252,512
                                             ----------------    ----------------
        Total revenues                            5,951,867           1,898,317
                                             ----------------    ----------------

Costs and expenses:
   General and administrative                       481,054             430,550
   Turnkey drilling and development                 754,032             281,015
   Lease operating                                  301,383             219,094
   Lease impairment                                 266,454              18,552
   Legal and accounting                             154,384             185,583
   Marketing                                        213,344             139,634
   Depreciation, depletion and amortization         436,877             371,298
                                             ----------------    ----------------
        Total costs and expenses                  2,607,528           1,645,726
                                             ----------------    ----------------
        Income from operations                    3,344,339             252,591

Other expense:
   Interest                                          50,312             110,047
                                             ----------------    ----------------
Income before income tax expense                  3,294,027             142,544
Income tax expense                                  263,522                   0
                                             ----------------    ----------------
Net income                                      $ 3,030,505         $   142,544

Diluted earnings per share                      $      0.74         $      0.04
                                             ================    ================
Basic earnings per share                        $      0.79         $      0.04
                                             ================    ================


                    (See Notes to Financial Statements)

                            ROYALE ENERGY, INC.
                         STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                  March 31,         December 31,
                                             ------------------------------------
                                                    2001               2000
                                                 (Unaudited)         (Audited)
                                             ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $ 3,030,505         $   142,544
   Adjustments to reconcile net income to
     net cash provided by operating
     activities: Depreciation, depletion
     and amortization                               436,877             371,298
     Loss on impairment of assets                   266,454              18,552
   (Increase) decrease in:
     Accounts receivable                          2,540,394             (49,996)
     Receivable from related parties                     -                   -
     Prepaid expenses and other current
      assets                                          4,708             (56,664)
   Increase (decrease) in:
     Accounts payable and accrued expenses         (128,995)           (668,632)
     Deferred revenues - DWI                       (114,659)            386,596
                                             ----------------    ----------------

   Net Cash Provided by Operating Activities      6,035,284             143,698
                                             ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for oil and gas properties         (244,120)           (198,469)
   Other capital expenditures                       (31,619)            (40,046)
                                             ----------------    ----------------

   Net Cash Used by Investing Activities        $  (275,739)        $  (238,515)
                                             ----------------    ----------------





                    (See Notes to Financial Statements)

                            ROYALE ENERGY, INC.
                         STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                  March 31,         December 31,
                                             ------------------------------------
                                                    2001               2000
                                                 (Unaudited)         (Audited)
                                             ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Increase) decrease in receivable from
     related parties, net                       $        -          $        -
   Decrease in notes receivable                      (5,109)                422
   Principal payments on notes payable           (4,452,089)           (257,497)
                                             ----------------    ----------------

   Net Cash Used by Financing Activities         (4,457,198)           (257,075)
                                             ----------------    ----------------

Net Increase (decrease) in Cash and
   Cash Equivalents                             $ 1,302,347         $  (351,892)

Cash at Beginning of Year                         2,106,841           1,016,979
                                             ----------------    ----------------

Cash at End of Period                           $ 3,409,188         $   665,087
                                             ================    ================


SUPPLEMENTAL INFORMATION:

   Cash paid for interest                       $    50,312         $   110,047
                                             ================    ================

   Cash paid for taxes                          $    20,000         $         0
                                             ================    ================







                           (See Notes to Financial Statements)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The results of operations for the three month period is not, in management's opinion, indicative of the results to be expected for a full year of operations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.


NOTE 2  -  EARNINGS PER SHARE (SFAS 128)

Basic and diluted earnings per share are calculated as follows:

                                       Three Months Ended March 31, 2001
                              ----------------------------------------------------
                                   Income            Shares             Pre-Share
                                 (Numerator)      (Denominator)           Amount
                                 -----------      -------------         ----------
Basic Earnings Per Share:
 Net income available to
  common stock                   $ 3,030,505        3,813,613                 .79

Diluted Earnings Per Share:
 Effect of dilutive securities
  and stock options                    -              268,288                (.05)
                                 -----------      -------------         ----------
Net income available to
 common stock                    $ 3,030,505        4,081,890           $     .74
                                 ===========      =============         ==========

                                       Three Months Ended March 31, 2001
                              ----------------------------------------------------
                                   Income            Shares             Pre-Share
                                 (Numerator)      (Denominator)           Amount
                                 -----------      -------------         ----------

Basic Earnings Per Share:
 Net income available to
  common stock                   $   142,544        3,808,613            $    .04

Diluted Earnings Per Share:
Effect of dilutive securities
 and stock options                     -                2,288                  -
                                 -----------      -------------         ----------
Net income available to
 common stock                    $   142,544        3,810,901            $    .04
                                 ===========      =============         ==========

NOTE 3 - Financial Information Relating to Industry Segments

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

The Company's operations are classified into two principal industry segments. Following is a summary of segmented information for the first three months of 2001 and 2000:

                                      Oil and Gas
                                       Producing          Turnkey
                                            and           Drilling
                                      Exploration         Services        Total
                                      ---------------     ------------    ------------
THREE MONTHS ENDED MARCH 31, 2001:
Revenues from External Customers      $   4,262,858       $  1,521,505    $  5,784,363

Supervisory Fees                      $     153,955                       $    153,955

Interest Revenue                      $      13,549                       $     13,549

Interest Expense                      $      25,156       $     25,156    $     50,312

Expenditure for Segment Assets        $     619,102       $  1,285,095    $  1,904,197

DD&A                                  $     425,330       $     11,547    $    436,877

Lease Impairment                      $     133,227       $    133,227    $    266,454

Income Tax                            $     131,761       $    131,761    $    263,522

Total Assets                          $  20,519,463                       $ 20,519,463

Net Income                            $   3,095,786       $    (65,281)   $  3,030,505
                                      ===============     ============    ============


                                      Oil and Gas
                                       Producing          Turnkey
                                            and           Drilling
                                      Exploration         Services        Total
                                      ---------------     ------------    ------------
THREE MONTHS ENDED MARCH 31, 2000:
Revenues from External Customers      $     651,512       $    994,293    $  1,645,805

Supervisory Fees                      $     239,269                       $    239,269

Interest Revenue                      $      13,243                       $     13,243

Interest Expense                      $      55,023       $     55,024    $    110,047

Expenditure for Segment Assets        $     527,161       $    728,716    $  1,255,876

DD&A                                  $     357,538       $     13,760    $    371,298

Lease Impairment                      $       9,276       $      9,276    $     18,552

Income Tax                            $           0       $          0    $          0

Total Assets                          $  16,454,000                       $ 16,454,000

Net Income                            $     (44,974)      $    187,518    $    142,544
                                      ===============     ============    ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the first three months of 2001, Royale Energy achieved a net profit of $3,030,505, a $2,887,961 or 2026% increase over the net profit of $142,544 in the first three months of 2000. Royale's management attribute this to an increase in oil and gas sales resulting from increased production and higher natural gas prices. Total revenues for the period were $5,951,867, an increase of $4,053,550 or 214% from the total revenues of $1,898,317 in 2000. For the period in 2001, Royale's net operating profit was $3,344,339, an increase of $3,091,748 or 1224% over the net operating profit of $252,591 in the first three months of 2000.

Oil and gas revenues for the three months ended March 31, 2001 were $4,262,858 compared to $651,512 for the same period in 2000, which represents a $3,611,346 or 554% increase. This increase in revenues was mainly due to an increase in the quantity sold and price Royale received for its natural gas production during the period in 2001.

Royale's oil and gas lease operating expenses increased by $82,289, or 37.6%, to $301,383 for the three months ended March 31, 2001, from $219,094 for the same period in 2000. This increase in costs can be attributed to the increase in the number of wells operated by Royale Energy in the first quarter of 2001 when compared to the first quarter of 2000, due to the wells drilled and placed into production during the year in 2000.

Turnkey drilling revenues for the quarter ended March 31, 2001 were $1,521,505 which were offset by drilling and development costs of $754,032. For the same period in 2000, turnkey drilling revenues were $994,293, while drilling and development costs were $281,015. This represents an increase in revenues of $527,212 or 53% and an increase in costs of $473,017 or
168%.   The increase in drilling revenues and costs in 2001 was mainly due to the drilling of three wells in the first quarter of 2001 versus the drilling one well during the same period in 2000.

The aggregate of supervisory fees and other income was $167,504 for the quarter ended March 31, 2001, a decrease of $85,008 (33.7%) from $252,512 during the same period in 2000. This decrease was mainly due to partial collection on a stipulated judgement in favor of Royale Energy against a former consultant during the period in 2000.

Depreciation, depletion and amortization expense increased to $436,877 from $371,298, an increase of $65,579 (17.7%) for the quarter ended March 31, 2001, as compared to 2000. This increase in expense can be attributed to the increase in the number of oil and gas assets owned by Royale.

General and administration expenses increased by $50,504, or 11.7%, from $430,550 for the quarter ended March 31, 2000 to $481,054 for the same period in 2001. Legal and accounting expense decreased to $154,384 for the period, compared to $185,583 for the quarter in 2000, a $31,199 (16.8%) decrease. This decrease can be attributed to a decrease in litigation costs during the quarter in 2001. Marketing expense for the quarter ended March 31, 2001, increased $73,710 or 52.8%, to $213,344, compared to
$139,634 for the same period in 2000. Royale's marketing expense varies from period to period according to the number of marketing events attended by Company personnel and associated travel costs.

Royale Energy periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. As a result of this assessment, $266,454 was recorded as a lease impairment in the first quarter of 2001 while $18,552 was recorded as impaired in the same period in 2000.

During the year in 2000, Royale extended an existing credit line from a major commercial bank. Because of a decrease in borrowings pursuant to this credit line, interest expense decreased to $50,312 for the quarter ended March 31, 2001 from $110,047 for the same period in 2000, a $59,735 or 54.3% decrease.


CAPITAL RESOURCES AND LIQUIDITY:

At March 31, 2001, Royale Energy had current assets totaling $7,765,090 and current liabilities totaling $7,508,248, netting a $256,842 working capital reserve.

OPERATING ACTIVITIES. For the quarter ended March 31, 2001, cash provided by operating activities totaled $6,035,284 compared to $143,698 provided by operating activities for the same period in 2000. This increase in cash provided can be mainly attributed to increased oil and gas sales during the period in 2001.

INVESTING ACTIVITIES.   Net cash used by investing activities, primarily in
capital acquisitions of oil and gas properties, amounted to $275,739 for the first quarter in 2001, compared to $238,515 used by investing activities for the same period in 2000. The increase in cash can be primarily attributable to an increase in turnkey drilling which occurred during the period in 2001.

FINANCING ACTIVITIES.   For the quarter ended March 31, 2001, net cash used
by financing activities was $4,457,198, compared to cash used by financing activities for the same period in 2000 of $257,075. This increase in net cash used was mainly due to the decrease in the use of Royale's credit line during the period in 2001 when compared to 2000.

PART II

ITEM 5    OTHER INFORMATION

15% STOCK DIVIDEND DECLARED

On March 27, 2001, the board of directors declared a 15% stock dividend, payable only shares of our common stock, to all shareholders of record as of May 25, 2001. Based on the number of shares outstanding on March 31, 2001,572,042 shares would be issued to existing shareholders in the dividend payment.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ROYALE ENERGY FUNDS, INC.



Date: May 15, 2001                  /s/ Stephen M. Hosmer
                                   ----------------------------------
                                   STEPHEN M. HOSMER, CHIEF FINANCIAL
                                   OFFICER AND DIRECTOR