Form 10QSB
period 2001-06-30
ROYALE ENERGY INC
filed 2001-08-14
CIK 864839

As filed with the SEC on August 14, 2001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 Commission File No. 0-22750

ROYALE ENERGY, INC.

California	33-0224120
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500

San Diego, CA 92108

(Address of principal executive offices)

Issuer's telephone number: 619-881-2800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered to Section 12(g) of the Act:

Common Stock, no par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At June 30, 2001, there were a total of 4,369,451 shares of registrant's Common Stock outstanding.

PART I

Item 1. Financial Statements

ROYALE ENERGY, INC.

BALANCE SHEETS

ASSETS	June 30, 2001 (Unaudited) ------------------	December 31, 2000 (Audited) -----------------
Current assets: Cash and cash equivalents	$5,212,512	$2,106,841
Accounts receivable	2,971,527	6,407,397
Note receivable	74,770	73,010
Other current assets	575,735 ------------------	415,488 ------------------
Total Current Assets	8,834,544 ------------------	9,002,736 ------------------

Oil and gas properties, at cost, (successful efforts method)	18,645,209	18,496,465
Equipment and fixtures	520,442 ------------------	436,713 ------------------
	19,165,651	18,933,178
Less accumulated depreciation, depletion and amortization	6,125,885 ------------------	5,535,530 ------------------
	13,039,766 ------------------	13,397,648 ------------------
Other assets:

Other capitalization costs, net	154,535 ------------------	309,069 ------------------
Total Other Assets	154,535 ------------------	309,069 ------------------
TOTAL ASSETS	$22,028,845 ===========	$22,709,453 ===========

(See Notes to Consolidated Financial Statements)

ROYALE ENERGY, INC.

BALANCE SHEETS

	June 30, 2001 (Unaudited) ------------------	December 31, 2000 (Audited) -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,605,273	$6,641,354
Deferred revenue from turnkey drilling	3,134,280 ------------------	1,635,300 ------------------
Total Current Liabilities	7,739,553 ------------------	8,276,654 ------------------

Long-Term Debt, net of current portion	0	4,952,089

Redeemable preferred stock:
Series A, convertible preferred stock, no par value,
259,250 shares authorized; 10,780 and 10,780
shares, respectively, issued and outstanding	19,100 ------------------	19,100 ------------------
Stockholders' Equity
Common stock, no par value, authorized
10,000,000 shares, issued and outstanding
4,369,451 and 4,379,905 shares, respectively	8,248,105	8,248,105
Convertible preferred stock, Series AA, no par value,
147,500 shares authorized; 50,308 and 50,308
shares issued and outstanding, respectively	175,000	175,000
Accumulated earnings	5,941,587 ------------------	1,133,005 ------------------
Total paid in capital and accumulated deficit	14,364,692	9,556,110
Less cost of treasury stock 37,500 and 37,500 shares,
Respectively	(94,500) ------------------	(94,500) ------------------
Total Stockholders' Equity	14,270,192 ------------------	9,461,610 ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,028,845 ===========	$22,709,453 ===========

(See Notes to Consolidated Financial Statements)

ROYALE ENERGY, INC.

STATEMENTS OF INCOME

	Three Months Ended June 30, ----------------------------------------		Six Months Ended June 30, ---------------------------------------
	2001 (Unaudited) ------------------	2000 (Unaudited) ------------------	2001 (Unaudited) ------------------	2000 (Unaudited) ------------------
Revenues:
Sale of oil and gas	$2,329,201	$869,152	$6,592,059	$1,520,664
Turnkey drilling	1,459,883	1,473,265	2,981,388	2,467,558
Supervisory fees and other	161,253 ------------------	152,745 ------------------	328,757 ------------------	405,257 ------------------
Total Revenues	3,950,337 ------------------	2,495,162 ------------------	9,902,204 ------------------	4,393,479 ------------------
Costs and expenses:
General and administrative	572,237	390,846	1,053,291	821,396
Turnkey drilling and development	378,074	622,836	1,132,106	903,851
Lease operating	325,308	251,009	626,691	470,103
Lease impairment	348	32,325	266,802	50,877
Legal and accounting	192,216	127,160	346,600	312,743
Marketing	306,835	167,744	520,179	307,378
Depreciation, depletion and amortization	241,910 ------------------	396,572 ------------------	678,787 ------------------	767,870 ------------------
Total Costs and Expenses	2,016,928 ------------------	1,988,492 ------------------	4,624,456 ------------------	3,634,218 ------------------
Income From Operations	1,933,409	506,670	5,277,748	759,261

Other expense:
Interest	717 ------------------	112,135 ------------------	51,029 ------------------	222,182 ------------------
Income Before Income Tax Expense	1,932,692	394,535	5,226,719	537,079
Income tax expense	154,615 ------------------	0 ------------------	418,137 ------------------	0 ------------------
Net Income	$1,778,077 ===========	$394,535 ===========	$4,808,582 ===========	$537,079 ===========

Diluted Earnings Per Share	$0.38 ===========	$0.08 ===========	$1.03 ===========	$0.11 ===========

Basic Earnings Per Share	$0.41 ===========	$0.09 ===========	$1.10 ===========	$0.12 ===========

(See Notes to Consolidated Financial Statements)

ROYALE ENERGY, INC.

STATEMENTS OF CASH FLOWS
	Six Months Ended June 30, ----------------------------------------
	2001 (Unaudited)	2000 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,808,582	$537,079
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation, depletion and amortization	678,787	767,870
Loss on impairment of assets	266,802	50,877
(Increase) decrease in:
Accounts receivable	3,435,870	(632,868)
Receivable from related parties	0	0
Prepaid expenses and other current assets	(160,247)	(82,361)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,036,081)	(94,505)
Deferred revenues - DWI	1,498,980 ------------------	(116,529) ------------------

Net Cash Provided by Operating Activities	8,492,693 ------------------	429,563 ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(349,444)	(573,534)
Other capital expenditures	(83,729) ------------------	(41,940) ------------------

Net Cash Provided (Used) by Investing Activities	($433,173) ------------------	($615,474) ------------------

(See Notes to Consolidated Financial Statements)

ROYALE ENERGY, INC.

STATEMENTS OF CASH FLOWS
Six Months Ended June 30, ----------------------------------------
	2001 (Unaudited) ------------------	2000 (Unaudited) ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in receivable from related
parties, net	$0	$0
(Increase) decrease in notes receivable	(1,760)	3,577
Principal payments on notes payable	(4,952,089) ------------------	(500,000) ------------------

Net Cash Used by Financing Activities	(4,953,849) ------------------	(496,423) ------------------

Net Increase (decrease) In Cash and Cash Equivalents	3,105,671	(682,334)

Cash at Beginning of Year	2,106,841 ------------------	1,016,979 ------------------

Cash at End of Period	$5,212,512 ===========	$334,645 ===========

SUPPLEMENTAL INFORMATION:

Cash paid in interest	$51,029 ===========	$222,182 ===========
Cash paid for taxes	$49,475 ===========	$0 ===========

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

Note 2 - Earnings Per Share (SFAS 128)

Basic and diluted earnings per share are calculated as follows:

Six Months Ended June 30, 2001

Income Shares Per-Share

(Numerator) (Denominator) Amount

Basic Earnings Per Share:

Net income available to common stock $ 4,808,582 4,369,451 $ 1.10

Diluted Earnings Per Share:

Effect of dilutive securities and stock options - 315,188 (.07)

Net income available to common stock $ 4,808,582 4,684,639 $ 1.03

Six Months Ended June 30, 2000

Income Shares Per-Share

(Numerator) (Denominator) Amount

Basic Earnings Per Share:

Net income available to common stock $ 537,079 4,379,905 $ .12

Diluted Earnings Per Share

Effect of dilutive securities and stock options - 315,188 (.01)

Net income available to common stock $ 537,079 4,695,093 $ .11

Note 3 - Stock Dividend

The number of outstanding common and preferred shares of the Company's capital stock, on December 31, 2001, has been adjusted retroactively to give effect to the issuance of a stock dividend of 15% of the shares of the Company's capital stock to shareholders of record on May 25, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the first six months of 2001, Royale Energy achieved a net profit of $4,808,582, a $4,271,503 or 795% increase over the net profit of $537,079 in the first six months of 2000. Royale Energy's management attribute this to an increase in oil and gas sales resulting from increased production and higher natural gas prices. Total revenues for the period were $9,902,204, an increase of $5,508,725 or 125% from the total revenues of $4,393,479 in 2000. For the period in 2001, Royale Energy's net operating profit was $5,277,748, an increase of $4,518,487 or 595% over the net operating profit of $759,261 in the first six months of 2000.

Oil and gas revenues for the six months ended June 30, 2001 were $6,592,059 compared to $1,520,664 for the same period in 2000, which represents a $5,071,395 or 334% increase. This increase in revenues was mainly due to an increase in the quantity sold and price Royale received for its natural gas production during the period in 2001.

Royale Energy's oil and gas lease operating expenses increased by $156,588, or 33.3%, to $626,691 for the six months ended June 30, 2001, from $470,103 for the same period in 2000. This increase in costs can be attributed to the increase in the number of wells operated by Royale Energy in the first half of 2001 when compared to the first half of 2000, due to the wells drilled and placed into production during the year in 2000.

Turnkey drilling revenues for the six months ended June 30, 2001 were $2,981,388 which were offset by drilling and development costs of $1,132,106. For the same period in 2000, turnkey drilling revenues were $2,467,558, while drilling and development costs were $903,851. This represents an increase in revenues of $513,830 or 20.8% and an increase in costs of $228,255 or 25.3%. The increase in turnkey revenues was due to an increase in direct working interest sales for the first six months of 2001 when compared to the same period in 2000. The increase in drilling and development costs in 2001 was mainly due to increased drilling costs experienced by the industry of the wells drilled during the period in 2001 when compared to the wells drilled in 2000.

The aggregate of supervisory fees and other income was $328,757 for the six months ended June 30, 2001, a decrease of $76,500 (18.9%) from $405,257 during the same period in 2000. This decrease was mainly due to partial collection on a stipulated judgement in favor of Royale Energy against a former consultant during the period in 2000.

Depreciation, depletion and amortization expense decreased to $678,787 from $767,870, a decrease of $89,083 (11.6%) for the six months ended June 30, 2001, as compared to 2000. The Company's depletion rate is calculated using production as a percentage of reserves, and the decrease in the depletion rate was due to increased reserves during the year in 2000.

General and administration expenses increased by $231,895, or 28.2%, from $821,396 for the six months ended June 30, 2000 to $1,053,291 for the same period in 2001. Legal and accounting expense increased to $346,600 for the period, compared to $312,743 for the first half of 2000, a $33,857 (10.8%) increase. This increase can be attributed to an increase in litigation costs during the first six months of 2001. Marketing expense for the six months ended June 30, 2001, increased $212,801 or 69.2%, to $520,179, compared to $307,378 for the same period in 2000. Royale Energy's marketing expense varies from period to period according to the number of marketing events attended by Company personnel and associated travel costs.

Royale Energy periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. As a result of this assessment, $266,802 was recorded as a lease impairment in the first six months of 2001 while $50,877 was recorded as impaired in the same period in 2000.

During the year in 2000, Royale Energy extended an existing credit line from a major commercial bank. In December 2001, Royale Energy changed banking institutions resulting in an increased borrowing base. Royale Energy repaid all outstanding indebtedness under this credit line during the first half of 2001. Because of the decrease in borrowings pursuant to this credit line, interest expense decreased to $51,029 for the six months ended June 30, 2001 from $222,182 for the same period in 2000, a $171,153 or 77% decrease.

CAPITAL RESOURCES AND LIQUIDITY:

At June 30, 2001, Royale Energy had current assets totaling $8,834,544 and current liabilities totaling $7,739,553, resulting in a net working capital of $1,094,991. Royale Energy expects to continue to generate sufficient cash from its operations during the remainder of 2001 to fund its operating and capital expenditure requirements. Unused available lines of credit from the Company's bank totaled approximately $5,275,000 at June 30, 2001.

OPERATING ACTIVITIES. For the six months ended June 30, 2001, cash provided by operating activities totaled $8,492,693 compared to $429,563 provided by operating activities for the same period in 2000. This increase in cash provided can be mainly attributed to increased oil and gas sales during the period in 2001.

INVESTING ACTIVITIES. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $433,173 for the first six months of 2001, compared to $615,474 used by investing activities for the same period in 2000. The decrease in cash used can be primarily attributable to the writing off of two non-productive wells drilled during the period in 2001.

FINANCING ACTIVITIES. For the six months ended June 30, 2001, net cash used by financing activities was $4,953,849, compared to cash used by financing activities for the same period in 2000 of $496,423. This increase in net cash used was mainly due to the decrease in the use of Royale Energy's credit facility during the period in 2001 when compared to 2000.

PART II

Item 5 Other Information

15% STOCK DIVIDEND DECLARED

On June 15, 2001, Royale Energy paid a 15% stock dividend to its security holders of record on May 25, 2001. All common shareholders received the dividend in common shares, equal to 15% of their share holdings as of the record date. The dividend also increased by 15%, the number of shares of common stock issuable on exercise of all outstanding warrants and options and on conversion of all outstanding preferred shares. As a result of the dividend, the number of outstanding common shares increased from 3,813,613 to 4,369,451 shares (not including shares that may be issued on the exercise of options and warrants and on the conversion of preferred stock).

Item 6 Exhibits and Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: August 14, 2001 Stephen M. Hosmer ___________

Stephen M. Hosmer, Chief Financial

Officer and Director