Form 10KSB/A
period 2000-12-31
ROYALE ENERGY INC
filed 2001-09-12
CIK 864839

As filed with the SEC on September 11, 2001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1 to Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000 Commission File No. 0-22750

ROYALE ENERGY, INC.

(Name of Small Business Issuer in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Exhibit Index appears on page *.

Item 6. Management's Discussion and Analysis of Financial Condition and Results

ROYALE ENERGY, INC.

PART I

Item 1. Description of Business

Royale Energy, Inc. ( "Royale Energy"), is an independent oil and natural gas producer. Royale Energy's principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale Energy. We were incorporated in California in 1986 and began operations in 1988. Royale Energy's Common Stock is traded on the Nasdaq National Market System (symbol ROYL). On February 28, 2001, Royale Energy had 14 full time and 2 part time employees.

Royale Energy owns wells and leases located mainly in the Sacramento Basin and San Joaquin Basin in California. We usually sell a portion of the working interest in each lease that we acquire to third party investors and retain a portion of the prospect for our own account. Selling part of the working interest to others allows us to reduce our drilling risk by owning a diversified inventory of properties with less of our own funds invested in each drilling prospect, than if we owned the whole working interest and paid all drilling and development costs of each prospect ourselves. We generally sell working interests in our prospects to accredited investors in exempt securities offerings. The prospects are bundled into multi-well investments, which permits the third party investors to diversify their investments by investing in several wells at once instead of investing in single well prospects.

During our fiscal year ended December 31, 2000, we continued to explore and develop natural gas properties in northern California. We drilled nine wells in 2000, six of which are currently commercially productive wells. Two wells are waiting on completion. In 2000, seven previously drilled wells were "shut-in," which means that the wellhead valves were closed, shutting off production, in 2000. The shut-in wells were awaiting further equipment or production arrangements to begin or recommence operations, such as production equipment or pipeline easements. Royale Energy's estimated total natural gas reserves increased from approximately 15.8 Bcf (billion cubic feet) at December 31, 1999, to 16.7 Bcf at December 31, 2000. According to the reserve report furnished to Royale Energy by WZI, Inc., Royale Energy's independent petroleum engineers, the net present value of its proved developed and undeveloped reserves was more than $125 million at December 31, 2000.

Royale Energy reported gross revenues in connection with the drilling of wells on a "turnkey contract" basis, or sales of fractional interests in undeveloped wells, in the amount of $4,792,151 for the year ended December 31, 2000, which represents 41.0% of its total revenues for the year. In the year ended 1999, Royale Energy reported $4,213,696 gross revenues for the year, representing 53.7% of Royale Energy's total revenues for that year. These amounts are offset by drilling expenses and development costs of $1,975,242 in 2000, and $2,600,555 in 1999. In addition to Royale Energy's own engineering staff, Royale Energy hires independent contractors to drill, test, complete and equip the wells that it drills.

Fifty-three percent of Royale Energy's total revenue for the year ended December 31, 2000 came from oil and natural gas sales from production of its wells ($6,194,451). In 1999, this amount was $3,006,010, which represented 38.3% of Royale Energy's total revenues.

Plan of Business

Royale Energy acquires interests in oil and natural gas reserves by sponsoring private joint ventures. Royale Energy believes that its shareholders are better served by diversification of its investments among individual drilling projects. Through its participation in joint ventures, Royale Energy can acquire interests and develop oil and natural gas properties with limited expense and risk and still receive an interest in the revenues and reserves produced from these properties. By selling some of our working interest in most projects, we decrease the amount of Royale Energy's investment in the projects and diversify our oil and gas property holdings, to reduce the risk of concentrating a large amount of our capital in a few projects that may not be successful.

After acquiring the leases or lease participation, Royale Energy drills or participates in the drilling of development and exploratory oil and natural gas wells on its property. Royale Energy pays its proportionate share of the actual cost of drilling, testing, and completing the project to the extent that it retains all or any portion of the working interest.

Royale Energy also may sell fractional interests in undeveloped wells to finance part of the drilling cost. A drilling contract that calls for a drilling contractor to drill a well, for a fixed price, to a specified depth is called a "turnkey contract." When Royale Energy sells fractional interests to raise capital to drill oil and natural gas wells, generally it agrees to drill these wells on a turnkey contract basis, so that the holders of the fractional interests prepay a fixed amount for the drilling and completion of a specified number of wells. Under a turnkey contract, Royale Energy recognizes gross revenue for the amount paid by the purchaser and agrees to pay the expense of drilling and development of the well for the participants. Sometimes the actual drilling and development costs are less than the fixed amount that Royale Energy received from the fractional interest sale.

When Royale Energy authorizes a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who enter a signed contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, intangible drilling costs, and other costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is held and reported by Royale Energy as deferred revenue until the well is spudded (begun). The deferred revenue is referred to as "remaining funds" in our disclosure. See Note 1 to Royale Energy's Financial Statements on Page F-*. Royale Energy maintains internal records of the expenditure of each investor's funds for drilling projects.

Royale Energy generally operates the wells it completes. As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements. For the year ended December 31, 2000, Royale Energy earned gross revenues from operation of the wells in the amount of $700,750, representing 6.0% of its total revenues on a consolidated basis for that year. In 1999, the amount was $624,026, which represented 8.0% of the consolidated total revenues. As of December 31, 2000, Royale Energy holds working interests in 43 gas wells in California, with locations ranging from Tehama County in the north to Kern County in the south.

Royale Energy's business does not depend on a single customer or a few customers and Royale Energy's management does not believe this will change in the foreseeable future. Oil and natural gas purchasers are readily available in today's markets, and Royale Energy does not believe that the loss of any customer would materially affect its business or its ability to find ready purchasers for its oil and gas production at current market prices.

Natural gas demand and the prices paid for gas are seasonal. In recent years, natural gas demand and prices in Northern California have decreased during the fall and winter and risen in the spring and summer, reflecting increased electricity consumption. In the winter and spring of 2001, a gas shortage in Northern California caused dramatic rises in the price we received for our gas production. Gas prices have begun to fall in the summer of 2001. Discussions of a few natural gas price regulations, including price caps, have taken place at the state and federal levels. The fluctuations in gas prices and possible new regulations create uncertainty about whether we can continue to produce gas for a profit.

Affiliated Entities

On December 31, 2000, Royale Petroleum Corporation ("RPC") owned 33.41% of Royale Energy's Common Stock (including rights to purchase shares pursuant to warrants). RPC is owned equally by Donald H. Hosmer and Stephen M. Hosmer, who are brothers. Donald H. Hosmer is president and director of Royale Energy, and Stephen Hosmer is chief financial officer and director of Royale Energy. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer, chairman of Royale Energy's board of directors. See, Security Ownership of Certain Beneficial Owners and Management on Page *. RPC is a predecessor and affiliate of Royale Energy. RPC is a Delaware corporation formed in 1985.

Royale Energy had no subsidiaries at December 31, 2000.

Competition, Markets and Regulation

Competition

The exploration and production of oil and natural gas is an intensely competitive industry. The sale of interests in oil and gas projects, like those Royale Energy sells, is also very competitive. Royale Energy encounters competition from other oil and natural gas producers, as well as from other entities which invest in oil and gas for their own account or for others, and many of these companies are substantially larger than Royale Energy.

Markets

Market factors affect the quantities of oil and natural gas production and the price Royale Energy can obtain for the production from its oil and natural gas properties. Such factors include: the extent of domestic production; the level of imports of foreign oil and natural gas; the general level of market demand on a regional, national and worldwide basis; domestic and foreign economic conditions that determine levels of industrial production; political events in foreign oil-producing regions; and variations in governmental regulations including environmental, energy conservation, and tax laws or the imposition of new regulatory requirements upon the oil and natural gas industry.

Regulation

Federal and state laws and regulations affect, to some degree, the production, transportation, and sale of oil and natural gas from Royale Energy's operations. Many states in which Royale Energy operates have statutory provisions regulating the production and sale of oil and natural gas, including provisions regarding deliverability. These statutes, along with the regulations interpreting the statutes, generally are intended to prevent waste of oil and natural gas, and to protect correlative rights to produce oil and natural gas produced by assigning allowable rates of production to each well or proration unit.

The exploration, development, production and processing of oil and natural gas are subject to various federal and state laws and regulations to protect the environment. Various federal and state agencies are considering, and some have adopted, other laws and regulations regarding environmental controls that could increase the cost of doing business. These laws and regulations may require: the acquisition of a permit by operators before drilling commences; the prohibition of drilling activities on certain lands lying within wilderness areas or where pollution arises; and the imposition of substantial liabilities for pollution resulting from drilling operations, particularly operations in offshore waters or on submerged lands. The cost of oil and natural gas development and production also may increase because of the cost of compliance with such legislation and regulations, together with any penalties resulting from failing to comply with the legislation and regulations. Ultimately, Royale Energy may bear some of these costs. Presently, Royale Energy does not anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect on capital expenditures, earnings, or its competitive position in the oil and natural gas industry; however, changes in the laws, rules or regulations, or the interpretation thereof, could have a materially adverse effect on Royale Energy's financial condition or results of operation.

Royale Energy files quarterly, yearly and other reports with the Securities Exchange Commission. You may obtain a copy of any materials filed by Royale Energy with the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549 or by calling 1-800-SEC-0300. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 2. Description of Property

Since 1993, Royale Energy has concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern California. In 2000, Royale Energy drilled nine wells in Northern California, four of which are currently commercially productive wells. There are four shut-in wells that Royale Energy plans to return to production. Royale Energy also purchased an active well in the West Thornton Walnut Grove Field to gain access to gas sales at a reasonable cost for another one of Royale Energy's wells. In 2000, Royale Energy performed perforating programs in four wells to recover gas reserves that were previously unrecoverable. There are plans to perforate four other wells to recover gas.

Following industry standards, Royale Energy generally acquires oil and natural gas acreage without warranty of title except as to claims made by, through, or under the transferor. In these cases, Royale Energy attempts to conduct due diligence as to title before the acquisition, but it cannot assure that there will be no losses resulting from title defects or from defects in the assignment of leasehold rights. Title to property most often carries encumbrances, such as royalties, overriding royalties, carried and other similar interests, and contractual obligations, all of which are customary within the oil and natural gas industry.

In December of 2000, Royale Energy, Inc. entered into an agreement with Bank One, Texas, NA ("Bank One"), in which Bank One assumed the revolving line of credit that was originally extended to Royale Energy by Hibernia National Bank. Under the terms of the agreement, from time to time, Royale Energy may borrow, repay, and reborrow money from Bank One with a total credit line of $15,000,000. The maximum allowable amount of each credit request will be governed by a formula in the agreement. The initial maximum allowable amount was $6,000,000. At December 31, 2000, Royale Energy owed $4,952,089 under this credit line. During the first half of 2001, Royale Energy repaid this debt. At June 30, 2001, $0 was outstanding under this credit line.

Following is a discussion of Royale Energy's significant oil and natural gas properties. Reserves at December 31, 2000, for each property discussed below, have been determined by WZI, Inc., registered professional petroleum engineers, in accordance with its report submitted to Royale Energy on February 27, 2000 (the most recent report available).

Northern California

Royale Energy owns lease interests in 15 gas fields with locations ranging from Tehama County in the north to Kern County in the south, in the Sacramento and San Joaquin Basins in Northern California. At December 31, 2000, Royale Energy operated 43 wells in Northern California, and its estimated total proved developed and undeveloped gas reserves in Northern California were approximately 16.7 Bcf, according to Royale Energy's independently prepared reserve report.

Developed and Undeveloped Leasehold Acreage

As of December 31, 2000, Royale Energy owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	16,787.05	10,342.24	919.92	397.25
All other States	315.00	236.26	711.87	529.98
Total

Drilling Activities

The following table sets forth Royale Energy's drilling activities during the years ended December 31, 1998, 1999, and 2000. All wells are located in the Continental U.S., in California, Texas, and Oklahoma.

		Gross Wells(b)			Net Wells (f)
Year	Type of Well(a)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)
1998	Exploratory	-	-	-	-	-
	Developmental	8	2	6.9727		2.9287

1999	Exploratory	3	1	2.4320		.9653
	Developmental	9(e)	6	2	1.8156	.6417

2000	Exploratory	2	2	-	.4104	-
	Developmental	7	6(e)	1	2.7971	.5295

(a) An exploratory well is one that is drilled in search of new oil and natural gas reservoirs, or to test the boundary limits of a previously discovered reservoir. A developmental well is one drilled on a previously known productive area of an oil and natural gas reservoir with the objective of completing that reservoir.

(b) Gross wells represent the number of actual wells in which Royale Energy owns an interest. Royale Energy's interest in these wells may range from 1% to 100%.

(c) A producing well is one that is producing oil and/or natural gas that is being purchased on the market.

(d) A dry well is a well that is not deemed capable of producing hydrocarbons in paying quantities.

(e) Royale Energy has not yet determined whether to complete one developmental well drilled in 1999 and one development well drilled in 2000. Completion work was performed on these two wells during 2000, but their status remains undetermined.

(f) One "net well" is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as a whole number or a fraction.

As of December 31, 2000, Royale Energy had 48 gross (27.97 net) currently producing natural gas wells.

Production

The following table summarizes, for the periods indicated, Royale Energy's net share of oil and natural gas production, average sales price per barrel (Bbl), per thousand cubic feet (Mcf) of natural gas, and the Mcf equivalent (Mcfe) for the barrels of oil based on a 10 to 1 ratio of the price per barrel of oil to the price per Mcf of natural gas. "Net" production is production that Royale Energy owns either directly or indirectly through partnership or joint venture interests produced to its interest after deducting royalty, limited partner or other similar interests. Royale Energy generally sells its oil and natural gas at prices then prevailing on the "spot market" and does not have any material long term contracts for the sale of natural gas at a fixed price.

	2000	1999	1998
NET VOLUME

Oil (Bbl)	596	2,215	1,238

Gas (Mcf)	1,161,513	1,331,887	1,773,294

Mcfe	1,167,473	1,354,037	1,785,674

AVERAGE SALES PRICE

Oil (Bbl)	$23.59	$16.30	$9.42

Gas (Mcf)	$5.32	$2.34	$2.21

Net Production Costs & Taxes	$ 936,841	$ 896,321	$ 1,020,541

Lifting Costs	$0.60	$0.49	$0.39

Net Proved Oil and Natural Gas Reserves

As of December 31, 2000, Royale Energy had proved developed reserves of 12,672 MMcf and total proved reserves of 16,651 MMcf of natural gas on all of the properties Royale Energy leases. For the same period, Royale Energy also had proved developed oil reserves of 4 Mbbl and total proved oil reserves of 4 Mbbl on the same properties.

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

Additional data relating to Royale Energy's oil and natural gas properties is disclosed in Supplemental Information About Oil and Gas Producing Activities (Unaudited), attached to Royale Energy's Financial Statements which are part of this document and found on Page F-*. The oil and natural gas reserve information disclosed in the supplement to the financial statements are based upon the reserve reports for the years ended December 31, 2000 and 1999, prepared by Royale Energy's independent reserve engineering consultants.

Item 3. Legal Proceedings

On December 10, 1999, a group of 16 investors in drilling projects sponsored by Royale Energy from 1994 to 1998 filed suit against Royale Energy and certain of its officers and former officers in U.S. District Court for the Northern District of California, alleging fraud, negligent misrepresentation, breach of fiduciary duties and other related claims in connection with the sales of working interests in those projects. Buck, et al., v. Royale Energy, et al., No. C 99 5236. The complaint generally states that the defendants failed to adequately disclose the company's track record regarding previously drilled wells and makes other general statements about misconduct which are not, in Royale Energy's view, supported by specific factual allegations. The suit seeks an unspecified amount of damages, restitution of amounts the plaintiffs invested, and punitive damages. In July 2000, the the court granted Royale Energy's motion to transfer the case to the U.S. District Court for the Southern District of California. No discovery has been conducted in the case. In July 2001, the plaintiff amended its pleadings after court issued a notice of intent to dismiss the case for lack of prosecution. No discovery has ever been conducted in the case. Royale Energy will contend that the plaintiffs' claims are completely without merit and that the complaint fails to state a claim on which relief can be based.

Item 4. Submission of Matters to a Vote of Security Holders

Royale Energy held its annual shareholders' meeting on October 9, 2000. At the meeting, the shareholders voted to re-elect each of Royale Energy's seven directors to serve until the 2001 annual meeting. The board of directors had solicited proxies in favor of re-election of all directors. No proxies were solicited opposing re-election of the directors nor opposing any other proposal.

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

PART II

Item 5. Market Price of Royale Energy's Common Stock and Related Stockholder Matters

Since 1997 Royale Energy's Common Stock has been traded on the Nasdaq National Market System under the symbol "ROYL." As of December 31, 2001, 3,813,808 shares of Royale Energy's Common Stock were held by approximately 900 shareholders. The following table reflects high and low quarterly sales prices from January 1999 through December 2000.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
1999	3.25	2.00	4.00	2.00	3.875	3.00	3.00	1.625
2000	3.125	2.125	3.3125	2.25	7.00	2.4375	7.4375	2.75

Dividends

Royale Energy has not declared or paid any cash dividends to its common shareholders. Its board of directors has discussed whether it may wish to declare a dividend in the future. The future determination as to the payment of dividends will depend on Royale Energy's financial condition and other factors deemed relevant by Royale Energy's board of directors.

Recent Sales of Equity Securities

During the fourth quarter of 2000, Royale Energy sold 5,000 shares of its Common Stock to one director pursuant to the exercise of previously granted options to purchase its common stock at $1.90 per share. The proceeds of the sale were used for general working capital. The sale was made in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933, for sales made without any general solicitation or advertisement.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Royale Energy's Financial Statements and Notes thereto and other financial information relating to Royale Energy included elsewhere in this document.

For the past seven years, Royale Energy has primarily acquired and developed producing and non-producing natural gas properties in Northern California. The most significant factors affecting Royale Energy's results of operations are (i) changes in the sales price of natural gas, (ii) recording of turnkey drilling revenues and the associated drilling expense, (iii) the containment of costs and expenses on a company wide basis, and (iv) the change in natural gas reserves owned by Royale Energy.

Results of Operations for the Twelve Months Ended December 31, 2000, as Compared to the Twelve Months Ended December 31, 1999

For the year ended December 31, 2000, Royale Energy achieved a net profit of $2,990,995, a $2,841,092 increase over the net profit of $149,903 in 1999, or 1895.0% increase. Royale Energy's management attributes this increase to an increase in oil and gas sales resulting from higher natural gas prices. Total revenues for the year ended December 31, 2000 were $11,687,352, a $3,843,620 or 49.0%, increase from the total revenues in 1999 of $7,843,732, again as a result of higher natural gas prices.

Oil and gas revenues for the year ended December 31, 2000 were $6,194,451 compared to $3,006,010 for the same period in 1999, which represents a $3,188,441 or 106.1% increase. This increase in revenues was mainly due to an increase in the price Royale Energy received for its natural gas production during the year in 2000. The net sales volume for the year ended December 31, 2000, was 1,161,513 Mcf with an average price of $5.32 per Mcf, versus 1,331,887 Mcf with an average price of $2.34 per Mcf for 1999, which represents a decrease in net sales volume of 170,374 Mcf or 12.8%. The net sales volume for oil and condensate (natural gas liquids) production was 596 barrels with an average price of $23.59 per Bbl for the period ended December 31, 2000, compared to 2,215 barrels at an average price of $16.30 per Bbl for the same period in 1999, which represents a decrease in net sales volume of 1,619 barrels or 73.1%.

Royale Energy's oil and gas lease operating expenses increased by only 4.5% or $40,520, to $936,841 for the year ended December 31, 2000, from $896,321 for the same period in 1999. For 2000, Royale Energy's gross margins on oil and gas production (excluding drilling and development costs) were 84.9%, compared to 70.2% in 1999. The increase in gross margin was due to higher prices received by Royale Energy for its natural gas production during 2000 when compared to 1999.

For the year ended December 31, 2000, turnkey drilling revenues increased $578,455, to $4,792,151 in 2000 from $4,213,696 in 1999, or 13.7% for the year. Royale Energy also experienced a $625,313 or 24.1% decrease in drilling and development costs from $2,600,555 in 1999 to $1,975,242 in 2000. This increase in turnkey revenues and decrease in expenses was due to an increase in direct working interest sales for the year in 2000 when compared to 1999. The decrease in turnkey expenses can be attributable to the recognition of expense on more land and geological and geophysical during the period in 1999 when compared to 2000. Royale Energy's gross margins, or profits, on drilling depend on its ability to accurately estimate the costs associated with the development of projects in which it sells working interests to investors. Costs associated with contract drilling depend on location, well depth, weather, and availability of drilling contractors and equipment. Royale Energy's gross margins on drilling were 58.8% and 38.3% for the years ended December 31, 2000 and 1999, respectively. In 1999, we exceeded our cost estimate for our drilling budget due to problems encountered during drilling, which caused our gross margins on drilling to be lower than in 2000.

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

Royale Energy periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, pursuant to SFAS No. 121. In addition, management also periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. As a result of this assessment, $823,537 was recorded as a lease impairment in 2000 while $62,815 was recorded as impaired in 1999. Royale Energy performs a periodic review for impairment on a region by region basis. It is management's assertion that the regional aggregations of fields are more consistent with Royale Energy's operations and identifiable sources of cash flows. The regional aggregation of fields also correctly reflects geological relationships between proven reserves. Unamortized capital costs are measured on a regional basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value. Royale Energy determines if an impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties.

Royale Energy also reevaluated several of its geological lease and land costs, which had been previously capitalized, in order to write off those prospects, which were no longer viable. As a result, $22,337 of previously capitalized costs were written off and recorded as geological and geophysical expense during 2000 compared with $97,851 written off in 1999, a $75,514 or 77.2% decrease.

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

Capital Resources and Liquidity

At December 31, 2000, Royale Energy had current assets totaling $9,002,736 and current liabilities totaling $8,276,654, a $726,082 working capital reserve. Our capital expenditure commitments occur as we decide to drill wells to develop our prospects. We generally do not decide to drill any prospect until we have sold enough of the working interest in a prospect to third parties to assure that we have sufficient funds on hand to drill each prospect. We place funds that we receive from third party investors into a separate cash account until they are required for expenditures on each well. We have only negligible capital expenditure needs in addition to those needs that are satisfied from selling part of the working interest in prospects. We have not, in past years, experienced shortages of funds needed to satisfy our capital expenditure requirements. We expect that our available credit and cash flows from operations will be sufficient for any capital expenditure needs that are not satisfied from sales of working interests.

We ordinarily fund our operations and cash needs from current revenues from operations. We receive a large percentage of the revenue generated by our sales of working interests to third parties during the fourth quarter of each year, as individual high net worth investors make investments according to their own year end financial planning. We also incur a large percentage of our costs for drilling activities in the third and fourth quarters of each year. We believe that we have sufficient liquidity for the remainder of 2001 and do not foresee any liquidity demands that cannot be met from cash flow from operations.

Occasionally we borrow from banks, using our oil and gas properties as security. We usually borrow for the purpose of acquiring oil and gas properties. We have repaid such borrowings from operating income.

In December 2000, we entered into a new loan agreement with Bank One, Texas, N. A. The initial maximum borrowing amount under the agreement was $6,000,000. We had outstanding indebtedness under this agreement of $4,952,089 at December 31, 2000 and $500,000 at March 31, 2001. It is secured by all of our oil and gas properties. The loan agreement also contains certain restrictive covenants, including the prohibition of payment of dividends on our stock (other than dividends paid in stock). The loan agreement contains covenants that, among other things, we must:

  maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization to debt service requirements of at least 1.25 to 1.00;
  maintain a ratio of current assets to current liabilities of at least 1.00 to 1.00; and
  maintain a tangible net worth as of the close of each fiscal quarter of at least $6,086,850 as of September 30, 2000, plus 50% of positive quarterly net income thereafter.

Operating Activities. For the year ended December 31, 2000, cash provided by operating activities totaled $3,415,118 compared to $2,657,697 provided by operations for 1999. This increase in cash provided in 2000 can be mainly attributed to increased oil and gas sales during the year in 2000. The increase in accounts receivable was primarily due to an increase in November and December gas sales, which were considerably higher when compared to the first ten months of 2000. Due to the timing between production and payment during these months, the accounts receivable increased significantly.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $2,234,845 for the period in 2000, compared to $2,707,024 used by investing activities for 1999. The lower costs in 2000 can be primarily attributed to increased turnkey drilling which occurred during the year in 1999 when compared to 2000.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2000, was $90,411, compared to $50,000 provided by financing activities for the same period in 1999. The increase in net cash used in 2000 was mainly due to fluctuations in Royale Energy's working capital position in 2000 when compared to 1999.

Item 7. Financial Statements and Supplementary Data

See, pages F-1, et seq., included herein.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Listed below is certain information about Royale Energy's current directors and executive officers. Directors are elected by shareholders at each annual shareholders' meeting and serve until their successors are elected and qualified. Officers serve at the discretion of the board of directors.

The following persons currently serve as the directors and executive officers of Royale Energy, its subsidiaries and affiliated companies.

Name	Age	First Became Director or Executive Officer	Positions Held
Harry E. Hosmer*	70	1986	Chairman of the Board
Donald H. Hosmer+	47	1987	President, Secretary and Director. Chairman of the Board and President of Royale Petroleum Corporation ("RPC")
Stephen M. Hosmer+	34	1996	Chief Financial Officer and Director. Secretary and Director of RPC
Oscar A. Hildebrandt*+	65	1995	Director
Rodney Nahama	69	1994	Director
Gilbert Kemp	67	1998	Director
George M. Watters*+	81	1991	Director

* Member of the audit committee.

+ Member of the compensation committee.

Following is a summary of the business experience of each director and executive officer for the past five years.

HARRY E. HOSMER is the Chairman of the Board of Royale Energy. He has served as Chairman since Royale Energy began in 1986, and from inception in 1986 until June 1995, he also served as President and Chief Executive Officer. In October 1985, Mr. Hosmer and three of his sons founded Royale Petroleum Corporation, an affiliate of Royale Energy.

DONALD H. HOSMER is President, Chief Executive Officer, Secretary, and Director of Royale Energy. He has served as an executive officer and Director of Royale Energy since its inception in 1987, and in June 1995 he became President and Chief Executive Officer. Prior to becoming President, he was Executive Vice President, responsible for marketing working interests in oil and gas projects developed by Royale Energy. He was also responsible for investor relations and communications. Donald H. Hosmer is the son of Harry E. Hosmer and brother of Stephen M. Hosmer.

STEPHEN M. HOSMER is Chief Financial Officer and Director of Royale Energy. Mr. Hosmer joined Royale Energy as the Management Information Systems Manager in May 1988, responsible for developing and maintaining Royale Energy's computer software. Mr. Hosmer developed programs and software systems used by Royale Energy. In 1996, he was elected to the board of directors of Royale Energy. Mr. Hosmer serves on the board of directors of Youth for Christ, a charitable organization in San Diego, California. Stephen M. Hosmer is the son of Harry E. Hosmer and brother of Donald H. Hosmer. He has a BS degree from Oral Roberts University in Business Administration.

OSCAR HILDEBRANDT, D.V.M., is a Director and is Chairman of Royale Energy's Compensation Committee. From 1994 to 1995 he served as an advisory member of Royale Energy's Board of Directors. Dr. Hildebrandt practiced veterinary medicine as President of Medford Veterinary Clinic, Medford, Wisconsin, from 1960 to 1990. Since 1990, Dr. Hildebrandt has engaged independently in veterinary practice consulting services. He has served on the board of directors of Fidelity National Bank - Medford, Wisconsin, and its predecessor bank from 1965 to the present and is past chairman of the board of the Bank. From 1990 to the present he has acted as a financial advisor engaged in private business interests. Dr. Hildebrandt received a Bachelor of Science degree from the University of Wisconsin in 1954 and a Doctor of Veterinary Medicine degree from the University of Minnesota in 1958.

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

RODNEY NAHAMA, a Director of Royale Energy, was employed as president and chief executive officer of Nahama & Weagant Energy Co. from 1971 until March 1994. Since March 1994, Mr. Nahama has pursued private business interests, including the provision of geologic consulting services to Royale Energy. Mr. Nahama holds a B.A. degree in geology from the University of California, Los Angeles, and an M.A. degree in geology from the University of Southern California. He was an independent exploration geologist from 1965 to 1971 and prior to that served as a geologist with Franco Western Oil Company from 1963 to 1965. Between 1957 and 1963, Mr. Nahama worked as an exploration geologist with Honolulu Oil Company, Getty Oil Company, and Sunray Oil Company. Mr. Nahama is a member of the American Association of Petroleum Geologists, the San Joaquin Geological Society, the California Independent Petroleum Association and the Independent Petroleum Association of America.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that Royale Energy's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish Royale Energy with copies of all such reports they file. Based solely upon a review of the copies of the form furnished to Royale Energy, or written representations from certain reporting persons that no reports were required, Royale Energy believes that no other persons failed to file required reports on a timely basis during or in respect of 2000.

Item 10. Executive Compensation

The following table summarizes the compensation of chief executive officer and the other most highly compensated executive officers of Royale Energy and its subsidiaries during the past year.

		Annual Compensation			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(i)
Name	Year	Salary	Bonus	Other Annual Compensation (1)	All Other Compensation (2), (3)
Donald H. Hosmer, President	2000	$135,046	$10,000	$653	$2,400
	1999	$135,046		$415	$ 2,400
	1998	$121,169	$10,000	$368	$53,350

Stephen M. Hosmer, CFO	2000	$112,539	$10,000	$630	$ 3,300
	1999	$112,539		$321	$ 3,300
	1998	$97,808	$10,000	$340	$37,269

(1) Under the terms of a plan adopted by the board of directors in 1989, each of the listed executives has elected to participate in wells drilled by Royale Energy. See, Certain Relationships and Related Transactions on Page *. The costs that they incurred for interests acquired in wells pursuant to this policy are less than would have been the cost of purchasing an equivalent percentage as working interests in these wells which are sold to unaffiliated outside investors. The difference between the executives' actual cost and the cost incurred by outside investors could be considered as additional compensation to them. However, Royale Energy's management does not believe that the amount of such difference is significant. In addition, prior to June 1995, Royale Energy advanced funds to the executives to pay for their well participation interests. To the extent that the advances amount to interest free loans, the executives could also be considered to have received additional compensation. The Other Annual Compensation in the foregoing table consists of the amounts which the management believes may be considered income to be imputed from such foregone interest. The imputed interest was estimated using approximate amounts due at the end of each period, as if that amount had been due for the entire period. Royale Energy used the imputed interest rate of 7% simple interest per annum. In June 1995, Royale Energy's policy regarding advancement of funds was changed. The current policy requires that all such purchases of interests in wells must be paid in cash.

(2) Includes the amount received upon resale of stock options to Royale Energy in September 1998 by Donald Hosmer ($51,750) and Stephen Hosmer ($34,400). There were no stock options granted in 1999 or 2000.

(3) Includes Royale Energy's matching contribution in 2000 for Donald Hosmer ($2,400) and Stephen Hosmer ($3,300) to Royale Energy's retirement savings plan initiated in April 1998. For year ending 1998, includes matching contribution for Donald Hosmer ($1,600) and Stephen Hosmer ($2,769) and for the year ending 1999, includes matching contribution for Donald Hosmer ($2,400) and Stephen Hosmer ($3,300).

Royale Energy does not have employment agreements with any of its executives.

No Stock Options Were Granted in 2000

Royale Energy did not grant any stock options or stock appreciation rights or Long-Term Incentive Plan Awards to its officers or employees during 2000.

Aggregated 2000 Option Exercises and Year-End Values

None of the executive officers named in the Summary Compensation Table exercised any stock options or stock appreciation rights in 2000, 1999, or 1998. The following table summarizes the number and value of all unexercised stock options held by those executive officers at the end of 2000.

(a)	(b)	(c)	(d)		(e)
			Number of Securities Underlying Unexercised Options/SARs at FY-End		Value of Unexercised In-the-Money Options/SARs at FY-End[1]
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Donald H. Hosmer, President			15,000		$108,750

Stephen M. Hosmer, CFO			10,000		$72,500

(1) Based on a fair market value of $7.25 per share, which was the closing bid price of Royale Energy's Common Stock in the Nasdaq National Market System on Friday, December 29, 2000.

Compensation of Directors

Each director who is not an employee of Royale Energy receives a quarterly fee for his services, which in 2000 was set at $2,035. In addition, Royale Energy reimburses directors for the expenses they incur for their service. No directors received any stock options or stock appreciation rights in 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the ownership of Royale Energy's voting securities as of December 31, 2000, by: (i) each person Royale Energy knows to own beneficially more than 5% of the outstanding shares of each class of equity securities, (ii) each of Royale Energy's directors, and (iii) all of Royale Energy's directors and officers as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.

Common Stock

On December 31, 2000, 3,813,613 shares of Royale Energy's Common Stock were outstanding.

	Shares Owned (1)
Shareholder (2)	Number	Percent

Royale Petroleum Corporation	1,274,076 (3)	33.41%

Donald H. Hosmer	1,290,076 (3), (4)	33.83%

Harry E. Hosmer	45,000 (4)	1.18%

Oscar A. Hildebrandt	72,755 (5)	1.91%

Stephen M. Hosmer	1,285,236 (3), (4)	33.70%

Gilbert C. L. Kemp	5,000	Less than 1%

Owen LeTissier, St. Peter Port, Guernsey, Channel Islands	400,000 (6)	10.50%

Rodney Nahama	14,000	Less than 1%

George M. Watters	77,500 (7)	2.03%

All directors and officers as a group (7 persons)	1,515,491 (3)	39.73%

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

(2) Unless otherwise indicated, the mailing address of each listed shareholder is 7676 Hazard Center Drive, Suite 1500, San Diego, California 92108.

(3) Because Messrs. Donald and Stephen Hosmer are directors of Royale Petroleum Corporation ("RPC") and have power to vote the shares of Common Stock owned by RPC, each of them may be deemed to be the beneficial owner of all the Common Stock owned by RPC pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, the 1,274,076 shares of Royale Energy that RPC owns are included in the number of shares both Donald and Stephen Hosmer own and in the number of shares owned by all officers and directors as a group.

(4) Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer, Chairman of the Board.

(5) Includes shares held by a family partnership of which Dr. Hildebrandt is a 50% partner and shares held by a trust of which Dr. Hildebrandt is trustee.

(6) Royale Energy's transfer records reflect that Owen LeTissier holds 400,000 shares as the Trustee of two foreign charitable trusts.

(7) Includes Common Stock held by a trust of which Mr. Watters is the Trustee.

Preferred Stock

Holders of each series of Convertible Preferred Stock have voting rights equal to the number of shares into which they are convertible. None of the Preferred shareholders have the right to vote as much as 5% of the shares entitled to vote when taking into account the total number of both Common and Preferred shares. On December 31, 2000, there were 9,375 shares of Series A and 43,750 shares of Series AA Convertible Preferred Stock outstanding. The shares of each series of Preferred shares are convertible into shares of Royale Energy's Common Stock at the option of the security holder, at the rate of two shares of Convertible Preferred Stock for each share of Common Stock. To Royale Energy's knowledge, none of the Preferred shareholders would own more than 1% of Royale Energy's Common Stock, if their Preferred shares were converted to Common shares.

	Series A		Series AA
Shareholder	Number	Percent	Number	Percent

Richard G. and Margaret E. Algire			3,125	7.14%
Marjorie Carson			6,250	14.28%
June L. Ginnings			3,125	7.14%
Overland Bank			6,250	14.28%
Audrey Sanabria & B.G. Dienelt, Jr.			3,125	7.14%
George Singleton			6,250	14.28%
James S. Trowbridge	6,250	66.7%
William W. Well			6,250	14.28%
Jerome Winston			6,250	14.28%
Nim E. Wire			6,250	14.28%
All officers and directors as a group (7 persons)	0	0.0%	0	0.0%

Item 12. Certain Relationships and Related Transactions

In 1989, the board of directors adopted a policy (the "1989 policy") that permits each director and officer of Royale Energy to purchase from Royale Energy, at its cost, up to one percent (1%) fractional interest in any well to be drilled by Royale Energy. When an officer or director elects to make such a purchase, the amount charged per each percentage working interest is equal to Royale Energy's actual pro rata cost of drilling and completion, rather than the higher amount that Royale Energy charges to working interest holders for the purchase of a percentage working interest in a well. Of the current officers and directors, Donald Hosmer, Stephen Hosmer, Harry E. Hosmer, and Oscar Hildebrandt at various times have elected under the 1989 policy to purchase interests in certain wells Royale Energy has drilled.

Under the 1989 policy, officers and directors may elect to participate in wells at any time up until drilling of the prospect begins. Participants do not pay a set, turnkey price (as do outside investors who purchase undivided working interests from Royale Energy), but they are liable for all direct costs and expenses through completion of a well, whether or not the well drilling and completion expenses exceed Royale Energy's cost estimates. Thus, they participate on terms similar to other oil and gas industry participants or joint venturers. Participants are invoiced for their share of direct costs of drilling and completion as Royale Energy incurs expenses.

Officer and director participants under this program do not pay some expenses paid by outside, retail investors in working interests, such as sales commission, if any, or marketing expenses. The outside, turnkey drilling agreement investors, on the other hand, are not obligated to pay additional costs if a drilling project experiences cost overruns or unanticipated expenses in the drilling and completion stage. Accordingly, Royale Energy's management believes that its officers and directors who participate in wells under the Board of Directors' policy do so on terms the same as could be obtained by unaffiliated oil and gas industry participants in arms-length transactions, albeit those terms are different than the turnkey agreement under which outside investors purchase fractional undivided working interests from Royale Energy.

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

Prior to June 1995, Royale Energy had advanced to the participants under the 1989 policy the funds with which to purchase their interests, and the funds would be repaid from future production from the working interests and advances repaid from well production. Each month, participants are credited with well income and charged with well expenses from producing wells, at the same time as other investors including working interest purchasers. Each officer and director who participates in one or more wells with Royale Energy has a single account to which all charges and income from all wells is credited. In June 1995, Royale Energy changed its policy regarding the advancement of funds. Current policy requires that all such purchases of interests in wells must be paid in cash. At December 31, 2000, the following executive officers and their affiliates owed the following amounts on advances for well participations: Donald Hosmer $29,105; Stephen Hosmer $21,228; RPC $489; the Hosmer Trust $72,275.

Royale Energy's Chairman of the Board and former President, Harry E. Hosmer, renders management consulting services to Royale Energy on an ongoing basis. Royale Energy compensated Mr. Hosmer $120,000 annually for his consulting services in 2000 and pays his medical insurance costs. Mr. Hosmer's consulting services are in addition to his service on the board of directors, for which he receives no compensation other than reimbursement of expenses to attend meetings.

Item 13. Exhibits, Lists, and Reports on Form 8-K

(a) Certain of the Exhibits set forth in the following index are incorporated by reference.

3.1 Restated Articles of Incorporation of Royale Energy, Inc., incorporated by reference to Exhibit 3.1 of Royale Energy's Form 10-SB Registration Statement.

3.2 Certificate of Amendment to the Articles of Incorporation of Royale Energy, Inc. (effecting reverse stock split and defining certain rights of equity security holders), incorporated by reference to Exhibit 3.1 of Royale Energy's Form 8-K dated October 31, 1994.

3.3 Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.2 of Royale Energy's Form 10-SB Registration Statement.

4.1 Certificate of Determination of the Series A Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 of Royale Energy's Form 10-SB Registration Statement.

4.2 Certificate of Determination of the Series AA Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of Royale Energy's Form 10-SB Registration Statement.

10.1 Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 of Royale Energy's Form 10-SB Registration Statement.

(b) Reports on Form 8-K

Royale Energy filed no Reports on Form 8-K during the last fiscal quarter of 2000.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: April 2, 2001 Donald H. Hosmer

Donald H. Hosmer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Date: April 2, 2001 Harry E. Hosmer

Harry E. Hosmer, Chairman of the Board

Date: April 2, 2001 Donald H. Hosmer

Donald H. Hosmer, Chief Executive Officer,

President, Secretary, and Director

Date: April 2, 2001 Stephen M. Hosmer

Stephen M. Hosmer, Chief Financial Officer

and Director

Date: April 2, 2001 Oscar A. Hildebrandt

Oscar A. Hildebrandt, Director

Date: April 2, 001 Gilbert C. L. Kemp

Gilbert C.L. Kemp, Director

Date: April 2, 2001 Rodney Nahama

Rodney Nahama, Director

Date:

George M. Watters, Director