Form 10KSB/A
period 2000-12-31
ROYALE ENERGY INC
filed 2001-09-12
CIK 864839

As filed with the SEC on September 12, 2001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2 to Form 10-KSB

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

Exhibit Index appears on page 22.

Reason Why This Form 10-KSB/A Amendment No. 2 is Being Filed

The purpose of this filing is to correct date references that appeared on the signature pages of the Form 10-KSB/A filed on September 11, 2001. The dates on the signature pages were typographical errors. The correct date is September 10, 2001.

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

When Royale Energy authorizes a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who enter a signed contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, intangible drilling costs, and other costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is held and reported by Royale Energy as deferred revenue until the well is spudded (begun). The deferred revenue is referred to as "remaining funds" in our disclosure. See Note 1 to Royale Energy's Financial Statements on Page F-7. Royale Energy maintains internal records of the expenditure of each investor's funds for drilling projects.

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

Affiliated Entities

On December 31, 2000, Royale Petroleum Corporation ("RPC") owned 33.41% of Royale Energy's Common Stock (including rights to purchase shares pursuant to warrants). RPC is owned equally by Donald H. Hosmer and Stephen M. Hosmer, who are brothers. Donald H. Hosmer is president and director of Royale Energy, and Stephen Hosmer is chief financial officer and director of Royale Energy. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer, chairman of Royale Energy's board of directors. See, Security Ownership of Certain Beneficial Owners and Management on Page19. RPC is a predecessor and affiliate of Royale Energy. RPC is a Delaware corporation formed in 1985.

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

Developed and Undeveloped Leasehold Acreage

As of December 31, 2000, Royale Energy owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	16,787.05	10,342.24	919.92	397.25
All other States	315.00	236.26	711.87	529.98
Total	17,102.05	10,578.5	1,631.79	927.23

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

Additional data relating to Royale Energy's oil and natural gas properties is disclosed in Supplemental Information About Oil and Gas Producing Activities (Unaudited), attached to Royale Energy's Financial Statements which are part of this document and found on Page F-21. The oil and natural gas reserve information disclosed in the supplement to the financial statements are based upon the reserve reports for the years ended December 31, 2000 and 1999, prepared by Royale Energy's independent reserve engineering consultants.

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

(1) Under the terms of a plan adopted by the board of directors in 1989, each of the listed executives has elected to participate in wells drilled by Royale Energy. See, Certain Relationships and Related Transactions on Page 21. The costs that they incurred for interests acquired in wells pursuant to this policy are less than would have been the cost of purchasing an equivalent percentage as working interests in these wells which are sold to unaffiliated outside investors. The difference between the executives' actual cost and the cost incurred by outside investors could be considered as additional compensation to them. However, Royale Energy's management does not believe that the amount of such difference is significant. In addition, prior to June 1995, Royale Energy advanced funds to the executives to pay for their well participation interests. To the extent that the advances amount to interest free loans, the executives could also be considered to have received additional compensation. The Other Annual Compensation in the foregoing table consists of the amounts which the management believes may be considered income to be imputed from such foregone interest. The imputed interest was estimated using approximate amounts due at the end of each period, as if that amount had been due for the entire period. Royale Energy used the imputed interest rate of 7% simple interest per annum. In June 1995, Royale Energy's policy regarding advancement of funds was changed. The current policy requires that all such purchases of interests in wells must be paid in cash.

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

ROYALE ENERGY, INC.

Date: September 10, 2001 Donald H. Hosmer

Donald H. Hosmer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Date: September 10, 2001 Harry E. Hosmer

Harry E. Hosmer, Chairman of the Board

Date: September 10, 2001 Donald H. Hosmer

Donald H. Hosmer, Chief Executive Officer,

President, Secretary, and Director

Date: September 10, 2001 Stephen M. Hosmer

Stephen M. Hosmer, Chief Financial Officer

and Director

Date: September 10, 2001 Oscar A. Hildebrandt

Oscar A. Hildebrandt, Director

Date: September 10, 2001 Gilbert C. L. Kemp

Gilbert C.L. Kemp, Director

Date: September 10, 2001 Rodney Nahama

Rodney Nahama, Director

Date: September 10, 2001 George Watters

George M. Watters, Director