Form 10QSB/A
period 2001-03-31
ROYALE ENERGY INC
filed 2001-09-12
CIK 864839

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

Common Stock, no par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At March 31, 2001, there were a total of 4,385,654 shares of registrant's Common Stock outstanding after giving retroactive effect to a 15% stock dividend on the registrant's shares which was distributed to shareholders of record on May 25, 2001.

PART I

Item 1. Financial Statements

ROYALE ENERGY, INC.

BALANCE SHEETS

ASSETS	March 31, 2001 (Unaudited) ------------------	December 31, 2000 (Audited) -----------------
Current assets: Cash and cash equivalents	$3,409,188	$2,106,841
Accounts receivable	3,867,003	6,407,397
Note receivable	78,119	73,010
Other current assets	410,780 ------------------	415,488 ------------------
Total Current Assets	7,765,090 ------------------	9,002,736 ------------------

Oil and gas properties, at cost, (successful efforts method)	17,949,379	18,496,465
Equipment and fixtures	468,332 ------------------	436,713 ------------------
	18,417,711	18,933,178
Less accumulated depreciation, depletion and amortization	5,895,140 ------------------	5,535,530 ------------------
	12,522,571 ------------------	13,397,648 ------------------
Other assets:

Other capitalized costs, net	231,802 ------------------	309,069 ------------------
Total Other Assets	231,802 ------------------	309,069 ------------------
TOTAL ASSETS	$ 20,519,463 ===========	$22,709,453 ===========

(See Notes to Financial Statements)

ROYALE ENERGY, INC.

BALANCE SHEETS

	March 31, 2001 (Unaudited) ------------------	December 31, 2000 (Audited) -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,987,607	$6,641,354
Deferred revenue from turnkey drilling	1,520,641 ------------------	1,635,300 ------------------
Total Current Liabilities	7,508,248 ------------------	8,276,654 ------------------

Long-Term Debt, net of current portion	500,000	4,952,089

Redeemable preferred stock:
Series A, convertible preferred stock, no par value,
259,250 shares authorized; 10,780 and 10,780
shares, respectively, issued and outstanding	19,100 ------------------	19,100 ------------------
Stockholders' Equity
Common stock, no par value, authorized
10,000,000 shares, issued and outstanding
4,369,451 and 4,369,451 shares, respectively	8,248,105	8,248,105
Convertible preferred stock, Series AA, no par value,
147,500 shares authorized; 50,308 and 50,308
shares issued and outstanding, respectively	175,000	175,000
Accumulated earnings	4,163,510 ------------------	1,133,005 ------------------
Total paid in capital and accumulated earnings	12,586,615	9,556,110
Less cost of treasury stock, 37,500 and 37,500 shares,
respectively	(94,500) ------------------	(94,500) ------------------
Total Stockholders' Equity	12,492,115 ------------------	9,461,610 ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,519,463 ===========	$22,709,453 ===========

(See Notes to Financial Statements)

ROYALE ENERGY, INC.

STATEMENTS OF INCOME

Three Months Ended

March 31, March 31,

---------------------------------------

2001 2000

(Unaudited) (Unaudited)

------------------ ------------------

Revenues:

Sale of oil and gas $ 4,262,858 $ 651,512

Turnkey drilling 1,521,505 994,293

Supervisory fees and other 167,504 252,512

------------------ ------------------

Total revenues 5,951,867 1,898,317

------------------ ------------------

Costs and expenses:

General and administrative 481,054 430,550

Turnkey drilling and development 754,032 281,015

Lease operating 301,383 219,094

Lease impairment 266,454 18,552

Legal and accounting 154,384 185,583

Marketing 213,344 139,634

Depreciation, depletion and amortization 436,877 371,298

------------------ ------------------

Total costs and expenses 2,607,528 1,645,726

------------------ ------------------

Income from operations 3,344,339 252,591

Other expense:

Interest 50,312 110,047

------------------ ------------------

Income before income tax expense 3,294,027 142,544

Income tax expense 263,522 0

------------------ ------------------

Net income $ 3,030,505 $ 142,544

Diluted earnings per share $ 0.69 $ 0.03

Basic earnings per share $ 0.64 $ 0.03

(See Notes to Financial Statements)

ROYALE ENERGY, INC.

STATEMENTS OF CASH FLOWS

Three Months Ended

March 31,

---------------------------------------

2001 2000

(Unaudited) (Unaudited)

------------------ ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) $ 3,030,505 $ 142,544

Adjustments to reconcile net income to

net cash provided by operating activities:

Depreciation, depletion and amortization 436,877 371,298

Loss on impairment of assets 266,454 18,552

(Increase) decrease in:

Accounts receivable 2,540,394 (49,996)

Receivable from related parties - -

Prepaid expenses and other current assets 4,708 (56,664

Increase (decrease) in:

Accounts payable and accrued expenses (128,995) (668,632)

Deferred revenues - DWI (114,659) 386,596

------------------ ------------------

Net Cash Provided by Operating Activities 6,035,284 143,698

------------------ ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for oil and gas properties (244,120) (198,469)

Other capital expenditures (31,619) (40,046)

------------------ ------------------

Net Cash Used by Investing Activities $ (275,739) $ (238,515)

------------------ ------------------

(See Notes to Financial Statements)

ROYALE ENERGY, INC.

STATEMENTS OF CASH FLOWS

Three Months Ended

March 31,

---------------------------------------

2001 2000

(Unaudited) (Unaudited)

------------------ ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

(Increase) decrease in receivable from related

parties, net $ - $ -

Decrease in notes receivable (5,109) 422

Principal payments on notes payable (4,452,089) (257,497) ------------------ ------------------

Net Cash Used by Financing Activities (4,457,198) (257,075) ------------------ ------------------

Net Increase (decrease) in Cash and Cash Equivalents $ 1,302,347 $ (351,892)

Cash at Beginning of Year 2,106,841 1,016,979 ------------------ ------------------

Cash at End of Period $ 3,409,188 $ 665,087

SUPPLEMENTAL INFORMATION:

Cash paid for interest $ 50,312 $ 110,047

Cash paid for taxes $ 20,000 $ 0

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

Note 2 - Earnings Per Share (SFAS 128)

Basic and diluted earnings per share are calculated as follows:

Three Months Ended March 31, 2001

Income Shares Per-Share

(Numerator) (Denominator) Amount

Basic Earnings Per Share:

Net income available to common stock $ 3,030,505 4,369,451 $ .69

Diluted Earnings Per Share:

Effect of dilutive securities and stock options - 315,188 ($.05)

Net income available to common stock $ 3,030,505 4,684,639 $ .64

Three Months Ended March 31, 2000

Income Shares Per-Share

(Numerator) (Denominator) Amount

Basic Earnings Per Share:

Net income available to common stock $ 142,544 4,379,905 $ .03

Diluted Earnings Per Share

Effect of dilutive securities and stock options - 315,188 $ -

Net income available to common stock $ 142,544 4,695,093 $ .03

Note 3 - Stock Dividend

The number of outstanding common and preferred shares of the Company's capital stock, on March 31, 2001, and December 31, 2000, have been adjusted retroactively to give effect to the issuance of a stock dividend of 15% of the shares of the Company's capital stock to shareholders of record on May 25, 2001. The per share earnings statement in Note 2 above, also uses per share figures that retroactively reflect the 15% stock dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the first three months of 2001, Royale Energy achieved a net profit of $3,030,505, a $2,887,961 or 2026% increase over the net profit of $142,544 in the first three months of 2000. Royale=s management attribute this to an increase in oil and gas sales resulting from increased production and higher natural gas prices. Total revenues for the period were $5,951,867, an increase of $4,053,550 or 214% from the total revenues of $1,898,317 in 2000. For the period in 2001, Royale=s net operating profit was $3,344,339, an increase of $3,091,748 or 1224% over the net operating profit of $252,591 in the first three months of 2000.

Oil and gas revenues for the three months ended March 31, 2001 were $4,262,858 compared to $651,512 for the same period in 2000, which represents a $3,611,346 or 554% increase. This increase in revenues was mainly due to an increase in the quantity sold and price Royale received for its natural gas production during the period in 2001.

Royale=s oil and gas lease operating expenses increased by $82,289, or 37.6%, to $301,383 for the three months ended March 31, 2001, from $219,094 for the same period in 2000. This increase in costs can be attributed to the increase in the number of wells operated by Royale Energy in the first quarter of 2001 when compared to the first quarter of 2000, due to the wells drilled and placed into production during the year in 2000.

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

Pursuant to SFAS No. 121, we periodically assess the value of significant proved and unproved properties and charges impairments of value to expense. As a result of this assessment, $266,454 was recorded as a lease impairment in the first quarter of 2001. We had capitalized lease and land costs of $1,407,532, of which management estimated that one sixth could possibly be impaired. The impairment occurred because we identified various locations that appeared no longer viable as drilling prospects due to our continuing geological and geophysical analysis. We recorded $18,552 as impaired in the same period in 2000.

During 2000, Royale extended an existing credit line from a major commercial bank. Because of a decrease in borrowings pursuant to this credit line, interest expense decreased to $50,312 for the quarter ended March 31, 2001 from $110,047 for the same period in 2000, a $59,735 or 54.3% decrease.

CAPITAL RESOURCES AND LIQUIDITY:

At March 31, 2001, Royale Energy had current assets totaling $7,765,090 and current liabilities totaling $7,508,248, netting a $256,842 working capital reserve. Our capital expenditure commitments occur as we decide to drill wells to develop its prospects. We generally do not decide to drill any prospect until we have sold enough of the working interest in a prospect to third parties to assure that we have sufficient funds on hand to drill each prospect. We place funds that we receive from third party investors into an escrow account until they are required for expenditures on each well. We have only negligible capital expenditure needs in addition to those needs that are satisfied from selling part of the working interest in prospects. We have not, in past years, experienced shortages of funds needed to satisfy our capital expenditure requirements. We expect that our available credit and cash flows from operations will be sufficient any capital expenditure needs that are not satisfied from sales of working interests.

We had cash and cash equivalents at March 31, 2001 of $3.4 million, consisting primarily of short-term money market investments, compared to $2.1 million at December 31, 2000. Our available but unused line of committed bank credit totaled approximately $5.5 million at March 31, 2001. We repaid all existing bank debt in the second quarter, increasing our unused line of credit to $6 million. The debt was repaid using revenues from current operations.

We ordinarily fund our operations and cash needs from current revenues from operations. We receive a large percentage of the revenue generated by our sales of working interests to third parties during the fourth quarter of each year, as individual high net worth investors make investments according to their own year end financial planning. We also incur a large percentage of our costs for drilling activities in the third and fourth quarters of each year. We believe that we have sufficient liquidity to fund all of our operating and capital expenditure requirements for the remainder of 2001 and do not foresee any liquidity demands that cannot be met from cash flow from operations.

We had approximately $1.2 million in drilling and development costs, capitalized and expensed, for the three months ended March 31, 2001. We expect capital expenditures for the remainder of 2001 to be approximately $3.3 million. We expect that cash flow from operations should supply sufficient funds to fulfill capital expenditure requirements for the remainder of 2001. Occasionally we analyze significant oil and gas property acquisitions from other industry members. If such an acquisition occurs, we may use our existing credit facility to fund the acquisition.

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

FINANCING ACTIVITIES. For the quarter ended March 31, 2001, net cash used by financing activities was $4,457,198, compared to cash used by financing activities for the same period in 2000 of $257,075. This increase in net cash used was mainly due to the decrease in the use of Royale=s credit line during the period in 2001 when compared to 2000.

PART II

Item 5 Other Information

15% STOCK DIVIDEND DECLARED

On March 27, 2001, the board of directors declared a 15% stock dividend, payable only shares of our common stock, to all shareholders of record as of May 25, 2001. Based on the number of shares outstanding on March 31, 2001 572,042 shares would be issued to existing shareholders in the dividend payment.

Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits

27.1 Financial Data Schedule

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: May 15, 2001 Stephen M. Hosmer

Stephen M. Hosmer, Chief Financial

Officer and Director