Form 10QSB/A
period 2001-03-31
ROYALE ENERGY INC
filed 2001-09-12
CIK 864839

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

Reason Why This Form 10-QSB/A Amendment No. 2 is Being Filed

The purpose of this filing is to correct a date reference that appeared on the signature page of the Form 10-QSB/A filed on September 11, 2001. The date on the signature page was a typographical error. The correct date is September 10, 2001.

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