Form 10KSB/A
period 2000-12-31
ROYALE ENERGY INC
filed 2001-09-17
CIK 864839

As filed with the SEC on September 17, 2001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 3 to Form 10-KSB

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

Exhibit Index appears on page 22.

Reason Why This Form 10-KSB/A Amendment No. 3 is Being Filed

The purpose of this filing is to add the Financial Statements that were inadvertently left out of the Form 10-KSB/A, due to technical problems, filed on September 12, 2001.

TABLE OF CONTENTS
Part I	3

Item 1. Description of Business	3
Plan of Business	4
Competition, Markets and Regulation	5
Item 2. Description of Property	6
Northern California	7
Developed and Undeveloped Leasehold Acreage	7
Drilling Activities	8
Production	8
Net Proved Oil and Natural Gas Reserves	9
Item 3. Legal Proceedings	10
Item 4. Submission of Matters to a Vote of Security Holders	10

Part II	11

Item 5. Market Price of Royale Energy's Common Stock and Related Stockholder Matters	11
Dividends	11
Recent Sales of Equity Securities	11
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Results of Operations for the Twelve Months Ended December 31, 2000, as Compared to the Twelve Months Ended December 31, 1999	12
Capital Resources and Liquidity	13
Item 7. Financial Statements and Supplementary Data	15

Part III	15

Item 9 Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act	15
Compliance with Section 16(a) of the Exchange Act	17
Item 10. Executive Compensation	17
No Stock Options Were Granted in 2000	18
Aggregated 2000 Option Exercises and Year-End Values	18
Compensation of Directors	19
Item 11. Security Ownership of Certain Beneficial Owners and Management	19
Common Stock	19
Preferred Stock	20
Item 12. Certain Relationships and Related Transactions	21
Item 13. Exhibits, Lists, and Reports on Form 8-K	22
Signatures	23

Financial Statements	F-1

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

Date: September 10, 2001 Oscar A. Hildebrandt

Oscar A. Hildebrandt, Director

Date: September 10, 2001 Gilbert C. L. Kemp

Gilbert C.L. Kemp, Director

Date: September 10, 2001 Rodney Nahama

Rodney Nahama, Director

Date: September 10, 2001 George Watters

George M. Watters, Director

ROYALE ENERGY, INC.

INDEX TO FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

Index to Financial Statements	F-1

Report of Brown Armstrong Randall Reyes Paulden & McCown, Independent Auditors	F-2

Balance Sheets at December 31, 2000 and 1999	F-3

Statements of Income for the Years Ended December 31, 2000 and 1999	F-4

Statements of Stockholders' Equity for the Years Ended December 31, 2000 and 1999	F-5

Statements of Cash Flows for the Years Ended December 31, 2000 and 1999	F-6

Notes to the Financial Statements	F-7

Supplemental Information About Oil and Gas Producing Activities (Unaudited)	F-21

Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

REPORT OF INDEPENDENT AUDITOR

Shareholders and Board of Directors

Royale Energy, Inc.

We have audited the accompanying balance sheets of Royale Energy, Inc. (a California corporation) as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Royale Energy's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

BROWN ARMSTRONG RANDALL

REYES PAULDEN & McCOWN

ACCOUNTANCY CORPORATION

Bakersfield, California

February 16, 2001

ROYALE ENERGY, INC.

BALANCE SHEETS

DECEMBER 31, 2000 AND 1999
ASSETS
	2000	1999
Current Assets
Cash and cash equivalents	$ 2,106,841	$ 1,016,979
Accounts receivable	6,407,397	1,745,408
Note receivable	73,010	84,662
Other current assets	415,488	336,722

Total Current Assets	9,002,736	3,183,771

Oil and Gas Properties (successful efforts basis), Equipment
and Fixtures, net	13,397,648	13,049,079

Other Assets
Other capitalized costs, net	309,069	618,139

	$ 22,709,453	$ 16,850,989

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 6,641,354	$ 3,854,159
Deferred revenue from turnkey drilling	1,635,300	1,464,615

Total Current Liabilities	8,276,654	5,318,774

Long-Term Debt, net of current portion	4,952,089	5,050,000

Redeemable Preferred Stock
Series A, convertible preferred stock, no par value, 59,250
shares authorized; 9,375 shares issued and outstanding	19,100	19,100

Stockholders' Equity
Common stock, no par value, 10,000,000 shares authorized;
3,813,613 and 3,808,613 shares issued and outstanding, respectively	8,248,105	8,240,605
Convertible preferred stock, Series AA, no par value, 147,500
shares authorized; 43,750 shares issued and outstanding	175,000	175,000
Accumulated earnings (deficit)	1,133,005	(1,857,990)

Total paid in capital and accumulated deficit	9,556,110	6,557,615

Less cost of treasury stock, 19,300 shares	(94,500)	(94,500)

Total Stockholders' Equity	9,461,610	6,463,115

	$ 22,709,453	$ 16,850,989

ROYALE ENERGY, INC.

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999

Revenues
Oil and gas production	$ 6,194,451	$ 3,006,010
Turnkey drilling	4,792,151	4,213,696
Supervisory fees and other	700,750	624,026

Total Revenues	11,687,352	7,843,732

Costs and Expenses
General and administrative	1,737,201	1,581,550
Geological and geophysical expense	22,337	97,851
Turnkey drilling and development	1,975,242	2,600,555
Lease operating	936,841	896,321
Lease impairment	823,537	62,815
Legal and accounting	635,893	180,941
Marketing	686,193	385,874
Depreciation, depletion and amortization	1,371,809	1,502,026

Total Costs and Expenses	8,189,053	7,307,933

Income from Operations	3,498,299	535,799

Other Expense
Interest expense	427,304	385,896

Income Before Income Tax Expense	3,070,995	149,903

Income Tax Provision	80,000	-

Net Income	$ 2,990,995	$ 149,903

Basic Earnings Per Share	$ .78	$ .04

Diluted Earnings Per Share	$ .73	$ .04

ROYALE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

			Preferred Stock Series AA			Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Deficit	Number of Shares	Amount
Balance, January 1, 1999	3,808,613	$ 8,240,605	43,750	175,000	$ (2,007,893)	19,300	$ 94,500

Net income	-	-	-	-	149,903	-	-

Balance, December 31, 1999	3,808,613	8,240,605	43,750	175,000	(1,857,990)	19,300	94,500

Net income	-	-	-	-	2,990,995	-	-

Balance, December 31, 2000	3,813,613	$ 8,248,105	43,750	$ 175,000	$ 1,133,005	19,300	$ 94,500

ROYALE ENERGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,990,995	$ 149,903
Adjustment to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	1,371,809	1,502,026
Lease impairment	823,537	62,815
(Increase) decrease in:
Accounts receivable	(4,734,999)	(298,811)
Receivable from related parties	-	56,563
Prepaid expenses and other assets	(78,766)	(167,619)
Notes receivable	84,662	118,149
Increase (decrease) in:
Accounts payable and accrued expenses	2,787,195	2,605,032
Deferred revenues - DWI	170,685	(1,370,361)

Net Cash Provided by Operating Activities	3,415,118	2,657,697

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties	(2,234,845)	(2,671,191)
Other capital expenditures	-	(35,833)

Net Cash Used by Investing Activities	(2,234,845)	(2,707,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(5,050,000)	-
Proceeds from long-term debt	4,952,089	50,000
Common stock issued	7,500	-

Net Cash Provided (Used) by Financing Activities	(90,411)	50,000

Net Increase in Cash and Cash Equivalents	1,089,862	673

Cash at beginning of year	1,016,979	1,016,306

Cash at end of year	$ 2,106,841	$ 1,016,979

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$ 427,304	$ 385,896

Cash paid for taxes	$ 800	$ 800

ROYALE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Royale Energy, Inc. ( "Royale Energy") is presented to assist in understanding Royale Energy's financial statements. The financial statements and notes are representations of Royale Energy's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Description of Business

Royale Energy is an independent oil and gas producer which also has operations in the area of turnkey drilling. Royale Energy owns wells and leases in major geological basins located in California. Royale Energy offers fractional working interests and seeks to minimize the risks of oil and gas drilling by selling multiple well drilling ventures which do not include the use of debt financing.

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

Joint Ventures

The accompanying financial statements as of December 31, 2000 and 1999, include the accounts of Royale Energy and its proportionate share of the assets, liabilities and results of operations. Royale Energy generally retains an ownership interest of approximately 30% in its joint venture projects. Royale Energy is the operator of the majority of properties in which it has an ownership interest. In connection with the drilling and operation of wells, the Company receives management fees, which are recorded as supervisory fee income.

Revenue Recognition

Royale Energy recognizes revenues from the sales of oil and gas in the period of delivery.

Royale Energy enters into turnkey drilling agreements with investors to develop leasehold acreage acquired by Royale Energy. When Royale Energy authorizes a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who enter a signed contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, intangible drilling costs, and other costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is held and reported by Royale Energy as deferred revenue until the well is spudded (begun). If costs exceed revenues and Royale

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Energy participates as a working interest owner, the excess is capitalized as the cost of Royale Energy's working interest. If Royale Energy is unable to drill the wells, and a suitable replacement well is not found, the deferred funds received would be returned to the investors. If the drilling effort is successful, each investor receives a working interest in the wells, and Royale Energy, along with the investors, receive an assignment of working interests. Included in cash and cash equivalents are amounts for use in the completion of Turnkey drilling programs in progress.

Oil and Gas Property and Equipment (Successful Efforts)

Royale Energy accounts for its oil and gas exploration and development costs using the successful efforts method. Leasehold acquisition costs are capitalized. If proved reserves are found on an undeveloped property, leasehold cost is transferred to proved properties. Significant undeveloped leases are reviewed periodically and a valuation allowance is provided for any estimated decline in value. Cost of other undeveloped leases is expensed over the estimated average life of the leases. Cost of exploratory drilling is initially capitalized. In the absence of a determination that proved reserves are found, the costs of drilling such exploratory wells is charged to expense. Royale Energy makes this determination within one year following the completion of drilling.. Other exploratory costs are charged to expense as incurred. Development costs, including unsuccessful development wells, are capitalized. Depletion, depreciation and amortization of oil and gas producing properties are computed on an aggregate basis using the units-of-production method.

Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and/or Long-Lived Assets to be Disposed of", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 121 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, Royale Energy periodically assessed its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows. Prior to 1998, Royale Energy performed the impairment review on a field by field basis. In 1998, management decided to perform the impairment review on a region by region basis. According to management, regional aggregations of fields are more consistent with Royale Energy's operations and identifiable sources of cash flows. Regional aggregations of fields also correctly reflect geological relationships between proven reserves.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Capitalized Costs

Other capitalized costs are related to 3D seismic studies performed by independent Geophysical and Geological companies on behalf of Royale Energy. The cost of this data is based on cost per square mile multiplied by the number of squares analyzed. The data is used by Royale Energy to enhance or evaluate proposed developments of its proved and unproved fields, as well as held for sale to outside parties. As Royale Energy uses the data for its exploratory and development projects, that portion of the capitalized costs used will be reclassified as proved oil and gas properties or expensed. The portion of the data library not used by Royale Energy for its projects are being amortized over a three-year period using the straight-line method. Amortization expense for the year ended December 31, 2000 was $309,069.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit, and highly liquid debt instruments with maturities of three months or less.

Accounts Receivable

Management believes that all accounts receivable as of December 31, 2000 and 1999 are fully collectible. Therefore, no allowance for doubtful accounts is recorded.

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

Earnings (Loss) Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:
	For the Year Ended 2000
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 2,990,995	3,809,161	$ .78

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	272,729	(.05)

Net income available to common stock	$ 2,990,995	4,081,890	$ .73

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
	For the Year Ended 1999
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 149,903	3,808,613	$ .04

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	2,288	-

Net income available to common stock	$ 149,903	3,810,901	$ .04

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

Royale Energy includes fair value in the notes to financial statements when the fair value of its financial instruments is different from the book value. Royale Energy assumes that the book value of financial instruments that are classified as current approximate fair value because of the short maturity of these instruments. For noncurrent financial instruments, Royale Energy uses quoted market prices or, to the extent that there are no available quoted market prices, market prices for similar instruments.

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

NOTE 2 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31, 2000:

NOTE 2 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES (Continued)

	2000	1999
Oil and Gas

Producing properties, including intangible drilling costs	$ 12,613,859	$ 10,684,610
Undeveloped properties	1,648,374	2,051,572
Lease and well equipment	4,677,700	4,442,335

	18,939,933	17,178,517
Accumulated depletion, depreciation and amortization	(5,220,877)	(4,255,798)
Allowance for lease impairment	(443,468)	-

	13,275,588	12,922,719

Commercial and Other

Furniture and equipment	436,713	391,087
Accumulated depreciation	(314,653)	(264,727)

	122,060	126,360

	$ 13,397,648	$ 13,049,079
Other Capitalized Cost

3D seismic data	$ 927,208	$ 927,208
Accumulated amortization	(618,139)	(309,069)

	$ 309,069	$ 618,139

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:
	2000	1999

Acquisition	$ 919,472	$ 55,290
Development	$ 1,950,428	$ 3,683,456
Exploration	$ 602,438	$ 928,539

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the two years ended December 31, are as follows:
	2000	1999

Oil and gas sales	$ 6,194,451	$ 3,006,010
Production related costs	(936,841)	(896,321)
Geological and geophysical expense	(22,337)	(97,851)
Depreciation, depletion and amortization	(1,321,883)	(1,442,916)

Results of operations from producing and exploration activities	$ 3,913,391	$ 568,922

NOTE 3 - TURNKEY DRILLING CONTRACTS

Royale Energy receives funds under turnkey drilling contracts which requires Royale Energy to drill oil and gas wells within a reasonable time period from the date of receipt of the funds. As of December 31, 2000 and 1999, Royale Energy had recorded deferred turnkey drilling revenue associated with undrilled wells of $1,635,300 and $1,464,615, respectively, as a current liability.

NOTE 4 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

Royale Energy adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information in 1998 which changes the way Royale Energy reports information about its operating segments.

Royale Energy identifies reportable segments by product and country, although Royale Energy currently does not have foreign country segments. Royale Energy includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss. Royale Energy also includes interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss.

The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Principles (see Note 1).

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for 2000 and 1999:
	Oil and Gas Producing and Exploration	Turnkey Drilling Services	Total
Year Ended December 31, 2000
Revenues from External Customers	$ 6,194,451	$ 4,792,151	$ 10,986,602
Supervisory Fees	$ 668,361	$ -	$ 668,361
Interest Revenue	$ 32,389	$ -	$ 32,389
Interest Expense	$ 213,652	$ 213,652	$ 427,304
Expenditures for Segment Assets	$ 2,264,380	$ 3,729,327	$ 5,993,707
Depreciation, Depletion, and Amortization	$ 1,321,883	$ 49,926	$ 1,371,809
Lease Impairment	$ 411,769	$ 411,768	$ 823,537
Income Tax	$ 40,000	$ 40,000	$ 80,000
Total Assets	$ 22,709,453	$ -	$ 27,709,453
Net Income	$ 2,643,518	$ 347,447	$ 2,990,995

NOTE 4 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

	Oil and Gas Producing and Exploration	Turnkey Drilling Services	Total
Year Ended December 31, 1999
Revenues from External Customers	$ 3,006,010	$ 4,213,696	$ 7,219,706
Supervisory Fees	$ 610,783	$ -	$ 610,783
Interest Revenue	$ 13,243	$ -	$ 13,243
Interest Expense	$ 192,948	$ 192,948	$ 385,896
Expenditures for Segment Assets	$ 1,963,542	$ 3,779,550	$ 5,743,092
Depreciation, Depletion, and Amortization	$ 1,442,916	$ 59,110	$ 1,502,026
Lease Impairment	$ 31,408	$ 31,407	$ 62,815
Income Tax	$ -	$ -	$ -
Total Assets	$ 16,850,989	$ -	$ 16,850,989
Net Income	$ (778)	$ 150,681	$ 149,903

NOTE 5 - LONG-TERM DEBT

	2000	1999

Revolving line of credit with a maximum available of $5,150,000 for working capital purposes, acquisitions, and development of oil and gas properties. Interest at New York prime plus 75.00 basis points, resulting in a rate of 9.25% at December 31, 1999.
This note was paid in full on December 1, 2000.	$ -	$ 5,050,000

Revolving line of credit with a maximum available of $6,000,000 issued by Bank One Service Corporation for the purposes of
refinancing Royale Energy's existing debt and to fund
development, exploration and acquisition activities as well as other general corporate purposes. Agreement was entered into on
December 1, 2000. Interest at New York prime plus 100.00
basis points, resulting in a rate of 10.50% at December 31,
2000, payable monthly with borrowing base reductions of
$100,000 commencing on February 1, 2001. All unpaid
principal and interest is payable at maturity on December 21,
2003. The line of credit is secured by all oil and gas properties of	4,952,089	-
the Company.
	$ 4,952,089	$ 5,050,000

NOTE 5 - LONG-TERM DEBT (Continued)

Maturities of long-term debt for years subsequent to December 31, 2000 are as follows:
Year Ended
December 31,

2002	$ 1,200,000
2003	3,752,089
$ 4,952,089

NOTE 6 - INCOME TAXES

The provisions for income taxes for the years ended December 31, 2000 and 1999 represents minimum state taxes.

As of December 31, 2000, Royale Energy had federal net operating loss carryforwards as indicated:

Year Originated	Year of Expiration	Net Operating Loss

1991	2007	$ 1,595,745
1992	2008	227,241
1993	2009	1,654,713
1997	2013	717,602
1999	2015	1,135,686

		$ 5,330,987

The components of the net deferred tax assets were as follows:
	2000	1999

Deferred Tax Assets:
Net operating loss carryforwards	$ 1,812,536	$ 1,145,406
Statutory depletion carryforwards	355,502	227,904
Accumulated depreciation	-	29,324

Total Deferred Tax Assets	2,168,038	1,402,634

Valuation Allowance	(2,168,038)	(1,402,634)

Net Deferred Tax Assets	$ -	$ -

A full valuation allowance has been established for the deferred tax assets generated by net operating loss carryforwards due to the uncertainty of future utilization.

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the U.S. statutory federal income tax rate of 34% at December 31, 2000 and 1999, respectively, to pretax income is as follows:

NOTE 6 - INCOME TAXES (Continued)
	2000	1999

Tax computed at 34%, respectively	$ 1,044,388	$ 50,967

Increase (decrease) in taxes resulting from:
Net operating loss carryforwards	(1,044,388)	(51,767)
State tax	80,000	800

	$ 80,000	$ -

Effective Tax Rate	3.0%	0.0%

NOTE 7 - REDEEMABLE PREFERRED STOCK

In 1993, Royale Energy's Board of Directors authorized the issuance of 259,250 shares of Series A Convertible Preferred Stock which were sold through a private placement offering. The Series A Convertible Preferred Stock was offered in units. Each unit consisted of 25,000 shares of Series A Convertible Preferred Stock and a 0.1% interest in the distributions of the Royale Energy Income Trust, to be formed. Royale Energy had the right to sell fractional units. The Series A Convertible Preferred Stock has a stated value of $4 per share and provides shareholders with a one time 10% dividend payable thirty days after the expiration of one year from the date of purchase. The dividend has been paid on all outstanding shares at December 31, 1994. There were no dividends declared and/or paid during 2000 or 1999.

The Series A Convertible Preferred Stock is convertible any time at the basic conversion rate of one share of common stock for two shares of Series A Convertible Preferred Stock, subject to adjustment. Royale Energy has the option to call, at any time, the Series A Convertible Preferred Stock at either the issue price of $4 per share plus 10%, if called within one year after issuance, or $4 per share thereafter. (Subject to the holders' conversion rights outlined above).

Upon the sale of 50% of the units of beneficial interest in Royal Energy Income Trust, a holder of Series A Convertible Preferred Stock may require Royale Energy to redeem their Series A Convertible Preferred Stock at the issue price of $4 per share plus accrued dividends, if any.

The Series A Convertible Preferred Stock has a liquidation preference to the common stock equal to $4 per share plus accrued dividends. Holders of Series A Convertible Preferred Stock shall have voting rights equal to the number of shares of common stock into which the Series A Convertible Preferred Stock may be converted.

On October 28, 1993, Royale Energy's Series A Convertible Preferred Stock shareholders were made a one time offer to convert their Series A Convertible Preferred Stock to common stock. This conversion would be at one share of common stock for each share of Series A Convertible Preferred Stock, rather than at the original conversion price of $4 per share. This conversion would not affect the shareholders' rights and incentives in the Royale Energy Income Trust. As of December 31, 2000 and 1999, 224,875 shares of Series A Convertible Preferred Stock had been converted to 198,625 shares of common stock.

NOTE 8 - SERIES AA PREFERRED STOCK

In April 1992, Royale Energy's Board of Directors authorized the sale of Series AA Convertible Preferred Stock. Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to Series A Convertible Preferred Stockholders. The Series AA Convertible Preferred Stock

NOTE 8 - SERIES AA PREFERRED STOCK (Continued)

does not have the right of redemption at the shareholders' option. As of December 31, 2000 and 1999, there were 43,750 shares issued and outstanding. The dividend has been paid on all shares outstanding at December 31, 2000 and 1999.

NOTE 9 - STOCK WARRANTS

Changes in Royale Energy's common stock warrants were as follows at December 31:
	2000	1999
Outstanding warrants at beginning of period	230,555	230,555

Additional warrants issued
Exercise of stock warrants	-	-
Warrants expired or ineligible	-	-

Outstanding warrants at end of period	230,555	230,555

Royale Energy's affiliate, RPC, acquired 111,111 shares of Royale Energy's common stock during the year ended December 31, 1993, at a purchase price of $333,333. This transaction was pursuant to the exercise of a stock purchase warrant granted to RPC by Royale Energy's Board of Directors on December 18, 1992, to purchase a maximum of 166,666 shares at the minimum bid price on December 18, 1992 of $3.00 per share. The expiration date to purchase the remaining 55,555 additional shares pursuant to this grant has been extended through December 31, 2002.

At the November 3, 1993 Board of Directors meeting, the Board of Directors granted RPC additional warrants to purchase 175,000 shares of Royale Energy's common stock at prices ranging from $1.50 to $3.00 per share. The expiration date of this grant has been extended through December 31, 2002.

NOTE 10 - OPERATING LEASES

Royale Energy occupies office space under a sixty-month noncancellable lease, which expires in July 2005. The lease calls for monthly payments ranging from $16,312 to $17,762. Future minimum lease obligations as of December 31, 2000 is as follows:
Year Ended
December 31,

2001	$ 197,563
2002	201,913
2003	206,763
2004	210,613
2005	124,338

$ 940,690

Rental expense for the years ended December 31, 2000 and 1999, was $177,257 and $151,500, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

On December 31, 2000, 27.53% of Royale Energy's common stock was owned by Royale Petroleum Corporation (RPC). RPC is owned equally by Donald H. Hosmer and Stephen M. Hosmer.

Harry E. Hosmer, Royale Energy's former president and former chief executive officer, is principal adviser to trusts which own 10.50% of Royale Energy's common stock at December 31, 1998. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer. Donald H. Hosmer and Stephen M. Hosmer are also officers and directors of Royale Energy.

Stock Compensation Plan

On December 18, 1992, the Board of Directors granted the directors and executive officers of Royale Energy 30,000 options to purchase common stock at an exercise or base price of $3.00 per share. All options are exercisable on or after the second anniversary of the date of grant. Also on this date, the Board of Directors voted to adopt a policy of awarding stock options to key employees and contractors based on performance.

At the March 10, 1995 Board of Directors meeting, directors and executive officers of Royale Energy were granted 154,000 options to purchase common stock at an exercise or base price of $1.90 per share. These options were granted for a period of ten years, and may be exercised after the second anniversary of the grant. Royale Energy applies APB Opinion 25 and related interpretations in accounting for its plans. Royale Energy did not grant stock options during 2000 or 1999.

A summary of the status of Royale Energy's stock option plan as of December 31, 2000 and 1999, and changes during the years ending on those dates is presented below:
	2000		1999
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Fixed Options
Outstanding at beginning of year	134,000	$ 2.15	134,000	$ 2.15
Granted	-		-
Exercised	5,000		-

Outstanding at end of year	129,000		134,000

Options exercisable at year end	129,000		134,000

Weighted-average fair value of options
Granted during the year	$ -		$ -

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

The following table summarizes information about fixed stock options outstanding at December 31, 2000:
Range of Exercise Prices	Number Outstanding at December 31, 2000	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Outstanding at December 31, 1999	Weighted- Average Remaining Contractual Life (Years)

$3.00	30,000	2.0	$3.00	30,000	3.0
$1.90	99,000	4.2	$1.90	104,000	5.2

$1.90 to $3.00	129,000	3.7	$1.90 to $3.00	134,000	4.7

The Board of Directors adopted a policy in 1989 that permits directors and officers of Royale Energy to purchase from Royale Energy, at Royale Energy's actual cost, up to one percent of a fractional interest in any well to be drilled by Royale Energy. Current and former officers and directors received as compensation or were billed $77,067 and $73,118 for their interests for the years ended December 31, 2000 and 1999, respectively.

Well Paticipation

Officers, directors and affiliates of Royale Energy may elect to participate in wells at any time up until drilling of the prospect begins. Participants do not pay a set, turnkey price (as do outside investors who purchase undivided working interests from Royale Energy), but are liable for all direct costs and expenses through completion of a well, whether or not the well drilling and completion expenses exceed the Royale Energy's cost estimates. Participants are invoiced for their share of direct costs of drilling and completion as Royale Energy incurs expenses.

Officer and director participants under this program do not pay some expenses paid by outside retail investors in working interests, such as sales commission, if any, or marketing expenses. The outside, turnkey drilling agreement investors, on the other hand, are not obligated to pay additional costs if a drilling project experiences cost overruns or unanticipated expenses in the drilling and completion stage. Accordingly, Royale's management believes that its offices and directors who participate in wells under the Board of Director's policy do so on terms the same as could be obtained by unaffiliated oil and gas industry participants in arms-length transactions, albeit those terms are different than the turnkey agreement under which outside investors purchase fractional undivided working interests from Royale Energy.

Company policy requires that all such purchases of interests in wells must be paid in cash. At December 31, 2000 and 1999, executive offices and their affiliates owed $123,097 and $92,870, respectively.

NOTE 12 - ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy's business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance and remediation costs in 2000 or 1999.

Royale Energy is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of Royale Energy.

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

In April 1999, Royale Energy, Inc. filed an action against a former consultant, Isles of June Consulting and its principal Robert Watts. In October 1999, the defendants filed a cross-complaint against Royale Energy, Inc. In January 2000, a settlement of $500,000 was reached in the favor of Royale Energy, however, the judgement can be satisfied by defendant by making certain payments totaling $150,000 and the transfer of certain stock to Royale Energy, as well as additional non-financial terms. During the year ended December 31, 2000, payment of $150,000 was made and the stock was transferred to Royale Energy, Inc.

On December 10, 1999, a group of 16 investors in drilling projects sponsored by Royale Energy from 1994 to 1998 filed suit against Royale Energy and certain of its officers and former officers in U.S. District Court for the Northern District of California, alleging fraud, negligent misrepresentation, breach of fiduciary duties and other related claims in connection with the sales of working interests in those projects. Buck, et al., v. Royale Energy, et al., No. C 99 5236. The suit seeks an unspecified amount of damages, restitution of amounts the plaintiffs invested, and punitive damages. Royale Energy expects to file responsive motions in the case, which state that the plaintiffs' pleadings are fatally defective and have been filed in the wrong court. No discovery has been conducted in the case. Royale Energy will contend that the plaintiffs' claims are completely without merit and that the plaintiffs' complaint fails to state a claim on which relief can be based.

In the normal course of business, Royale Energy occasionally becomes party to litigation. In the opinion of management, based on advice of legal counsel, pending and threatened litigation involving Royale Energy will not have a material adverse effect upon its financial condition or results of operations.

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Operating revenues, operating income, net income, and earnings per common share by quarters from 2000 and 1999 are shown below. Royale Energy, in its opinion, has included all adjustments necessary for a fair presentation of the results of operations for the quarters. Due to the nature of Turnkey Drilling Revenues, which are recognized at specified times over program development on specified wells, annual amounts are not generated evenly by quarter during the year.
Quarter Ended	Total Revenues	Gross Profit	Net Income (Loss)	Basic Earnings Per Common Share	Weighted- Average Shares Outstanding

December 31, 2000	$ 4,330,993	$ 3,525,104	$ 1,925,986	$ 0.51	3,808,161
1999	$ 1,556,742	$ 1,004,870	$ 167,962	$ 0.04	3,808,613

September 30, 2000	$ 2,962,880	$ 1,604,364	$ 527,930	$ 0.14	3,808,613
1999	$ 2,335,352	$ 589,814	$ 57,896	$ 0.02	3,808,613

June 30, 2000	$ 2,495,162	$ 1,224,745	$ 394,535	$ 0.10	3,808,613
1999	$ 2,062,062	$ 655,225	$ (128,079)	$ (0.03)	3,808,613

March 31, 2000	$ 1,898,317	$ 1,026,910	$ 142,544	$ 0.04	3,808,613
1999	$ 1,889,576	$ 594,921	$ 52,124	$ 0.01	3,808,613

NOTE 15 - Employee Benefit Plan

Royale Energy maintains a Simple-IRA plan with Fidelity Investments, covering all employees. Under the plan Royale Energy makes a dollar for dollar match of the employee's elective deferrals each year, up to 3% of the employee's compensation, or $6,000, whichever is less. For the years ended December 31, 2000 and 1999 Royale Energy contributed $24,841 and $16,357, respectively.

ROYALE ENERGY, INC.

SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following estimates of proved oil and gas reserves, both developed and undeveloped, represent interests owned by Royale Energy located solely in the United States. Proved reserves represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate to be reasonably certain to be recoverable in the future from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells, with existing equipment and operating methods. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells for which relatively major expenditures are required for completion.

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

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the Securities and Exchange Commission (SEC). Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign government actions, and the fact that the bases for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to Royale Energy. Management's investment and operating decisions are based upon reserve estimates that include proved reserves prescribed by the SEC as well as probable reserves, and upon different price and cost assumptions from those used here.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2000 and 1999 and changes in such quantities during each of the years then ended, were as follows:
	2000		1999
	Oil (MBBL)	Gas (MCF)	Oil (MBBL)	Gas (MCF)
Proved developed and undeveloped reserves:

Beginning of period	80	15,842,000	-	15,248,000
Revisions of previous estimates	(76)	1,103,647	7	(504,605)
Production	(.6)	(1,161,513)	(2)	(1,331,887)
Extensions, discoveries and improved recovery	-	866,876	75	2,430,492
Purchase of minerals in place	-	-	-	-

Proved reserves end of period	4	16,651,010	80	15,842,000

Proved developed reserves:

Beginning of period	80	10,401,000	-	10,386,000

End of period	4,000	12,672,000	80	10,401,000

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
	2000	1999

Future cash inflows	$ 246,398,000	$ 39,051,000
Future production costs	(27,583,000)	(12,304,000)
Future development costs	(2,286,000)	(3,232,000)
Future income tax expenses	(64,959,000)	(7,053,600)

Future net cash flows	151,570,000	16,461,400

10% annual discount for estimated timing of cash flows	(68,515,413)	(6,957,879)

Standardized measure of discounted future net cash flows	$ 83,054,587	$ 9,503,521

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
	2000	1999

Standardized measure - beginning of year	$ 9,503,521	$ 10,070,893

Sales of oil and gas produced, net of production costs	(9,402,032)	(2,521,491)

Revisions of estimates of reserves provided in prior years:

Net changes in prices and production costs	113,606,329	(1,805,533)

Extensions, discoveries and improved recovery	6,581,704	3,487,024

Accretion of discount	(5,213,770)	29,469

Net change in income tax	(32,021,165)	243,159

Net decrease	73,551,066	(567,372)

Standardized measure - end of year	$ 83,054,587	$ 9,503,521