Form 10QSB
period 2001-09-30
ROYALE ENERGY INC
filed 2001-11-19
CIK 864839

As filed with the SEC on November 19, 2001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 14 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 Commission File No. 0-22750

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

At September 30, 2001, there were a total of 4,373,045 shares of registrant's Common Stock outstanding.

TABLE OF CONTENTS

PART I	1
Item 1. Financial Statements	1
Notes to Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Results of Operations	7
Capital Resources and Liquidity	8
Operating Activities	8
Investing Activities	9
Financing Activities	9
Stock Dividend	9
PART II	9
Item 6. Exhibits and Reports on Form 8-K	9
Signatures	9

PART I

Item 1. Financial Statements

ROYALE ENERGY, INC.

BALANCE SHEETS

ASSETS	September 30, 2001 (Unaudited) ------------------	December 31, 2000 (Audited) -----------------
Current assets: Cash and cash equivalents	$3,730,363	$2,106,841
Accounts receivable	2,156,392	6,407,397
Note receivable	74,512	73,010
Other current assets	442,186 ------------------	415,488 ------------------
Total Current Assets	6,403,453 ------------------	9,002,736 ------------------

Oil and gas properties, at cost, (successful efforts method)	20,406,406	18,496,465
Equipment and fixtures	567,664 ------------------	436,713 ------------------
	20,974,070	18,933,178
Less accumulated depreciation, depletion and amortization	6,457,703 ------------------	5,535,530 ------------------
	14,516,367 ------------------	13,397,648 ------------------
Other assets:

Other capitalization costs, net	57,951 ------------------	309,069 ------------------
Total Other Assets	57,951 ------------------	309,069 ------------------
TOTAL ASSETS	$20,977,771 ===========	$22,709,453 ===========

(See Notes to Consolidated Financial Statements)

ROYALE ENERGY, INC.

BALANCE SHEETS

	September 30, 2001 (Unaudited) ------------------	December 31, 2000 (Audited) -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,018,689	$6,641,354
Deferred revenue from turnkey drilling	2,156,574 ------------------	1,635,300 ------------------
Total Current Liabilities	6,175,263 ------------------	8,276,654 ------------------

Long-Term Debt, net of current portion	0	4,952,089

Redeemable preferred stock:
Series A, convertible preferred stock, no par value,
259,250 shares authorized; 10,780 and 10,780
shares, respectively, issued and outstanding	19,100 ------------------	19,100 ------------------
Stockholders' Equity
Common stock, no par value, authorized
10,000,000 shares, issued and outstanding
4,373,045 and 4,369,451 shares, respectively	8,273,105	8,248,105
Convertible preferred stock, Series AA, no par value,
147,500 shares authorized; 43,121 and 50,308
shares issued and outstanding, respectively	150,000	175,000
Accumulated earnings	6,454,803 ------------------	1,133,005 ------------------
Total paid in capital and accumulated deficit	14,877,908	9,556,110
Less cost of treasury stock 37,500 and 37,500 shares,
respectively	(94,500) ------------------	(94,500) ------------------
Total Stockholders' Equity	14,783,408 ------------------	9,461,610 ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,977,771 ===========	$22,709,453 ===========

(See Notes to Consolidated Financial Statements)

ROYALE ENERGY, INC.

STATEMENTS OF INCOME

	Three Months Ended September 30, ----------------------------------------		Nine Months Ended September 30, ---------------------------------------
	2001 (Unaudited) ------------------	2000 (Unaudited) ------------------	2001 (Unaudited) ------------------	2000 (Unaudited) ------------------
Revenues:
Sale of oil and gas	$1,047,184	$1,513,896	$7,639,243	$3,034,560
Turnkey drilling	2,213,667	1,290,594	5,195,055	3,758,152
Supervisory fees and other	209,917 ------------------	158,390 ------------------	538,674 ------------------	563,647 ------------------
Total Revenues	3,470,768 ------------------	2,962,880 ------------------	13,372,972 ------------------	7,356,359 ------------------
Costs and expenses:
General and administrative	523,023	411,156	1,576,314	1,232,552
Turnkey drilling and development	1,068,694	664,678	2,200,800	1,568,529
Lease operating	313,696	254,181	940,387	724,284
Lease impairment	0	260,211	266,802	311,088
Legal and accounting	167,101	92,644	513,701	405,387
Marketing	220,032	199,833	740,211	507,211
Depreciation, depletion and amortization	428,402 ------------------	439,657 ------------------	1,107,189 ------------------	1,207,527 ------------------
Total Costs and Expenses	2,720,948 ------------------	2,322,360 ------------------	7,345,404 ------------------	5,956,578 ------------------
Income From Operations	749,820	640,520	6,027,568	1,399,781

Other expense:
Interest	0 ------------------	112,590 ------------------	51,029 ------------------	334,772 ------------------
Income Before Income Tax Expense	749,820	527,930	5,976,539	1,065,009
Income tax expense	236,604 ------------------	0 ------------------	654,741 ------------------	0 ------------------
Net Income	$513,216 ===========	$527,930 ===========	$5,321,798 ===========	$1,065,009 ===========

Diluted Earnings Per Share	$0.11 ===========	$0.11 ===========	$1.14 ===========	$0.23 ===========

Basic Earnings Per Share	$0.12 ===========	$0.12 ===========	$1.22 ===========	$0.24 ===========

(See Notes to Consolidated Financial Statements)

ROYALE ENERGY, INC.

STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, ----------------------------------------
	2001 (Unaudited)	2000 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,321,798	$1,065,009
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation, depletion and amortization	1,107,189	1,207,527
Loss on impairment of assets	266,802	311,088
(Increase) decrease in:
Accounts receivable	4,251,005	(1,245,325)
Receivable from related parties	0	0
Prepaid expenses and other current assets	(26,698)	(36,422)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,622,665)	861,151
Deferred revenues - DWI	521,274 ------------------	(433,705) ------------------

Net Cash Provided by Operating Activities	8,818,705 ------------------	1,729,323 ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(2,110,641)	(1,179,051)
Other capital expenditures	(130,951) ------------------	(41,940) ------------------

Net Cash Provided (Used) by Investing Activities	($2,241,592) ------------------	($1,220,991) ------------------

(See Notes to Consolidated Financial Statements)

ROYALE ENERGY, INC.

STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, ----------------------------------------
	2001 (Unaudited) ------------------	2000 (Unaudited) ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in receivable from related
parties, net	$0	$0
(Increase) decrease in notes receivable	(1,502)	(326)
Principal payments on notes payable	(4,952,089) ------------------	(900,000) ------------------

Net Cash Used by Financing Activities	(4,953,591) ------------------	(900,326) ------------------

Net Increase (decrease) In Cash and Cash Equivalents	1,623,522	(391,994)

Cash at Beginning of Year	2,106,841 ------------------	1,016,979 ------------------

Cash at End of Period	$3,730,363 ===========	$624,985 ===========

SUPPLEMENTAL INFORMATION:

Cash paid in interest	$51,029 ===========	$286,150 ===========
Cash paid for taxes	$343,475 ===========	$0 ===========

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

Note 2 - Earnings Per Share (SFAS 128)

Basic and diluted earnings per share are calculated as follows:

	Nine Months Ended September 30, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 5,321,798	4,369,451	$ 1.22

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	315,188	(.08)

Net income available to common stock	$ 5,321,798	4,684,639	$ 1.14

	Nine Months Ended September 30, 2000
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 1,065,009	4,379,905	$ .24

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	315,188	(.01)

Net income available to common stock	$ 1,065,009	4,695,093	$ .23

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the first nine months of 2001, Royale Energy achieved a net profit of $5,321,798, a $4,256,789 or 400% increase over the net profit of $1,065,009 in the first nine months of 2000. Royale Energy's management attribute this to an increase in oil and gas sales resulting from increased production and higher natural gas prices. Total revenues for the period were $13,372,972, an increase of $6,016,613 or 81.8% from the total revenues of $7,356,359 in 2000. For the period in 2001, Royale Energy's net operating profit was $6,027,568, an increase of $4,627,787 or 331% over the net operating profit of $1,399,781 in the first nine months of 2000.

Oil and gas revenues for the nine months ended September 30, 2001 were $7,639,243 compared to $3,034,560 for the same period in 2000, which represents a $4,604,683 or 152% increase. This increase in revenues was mainly due to an increase in the quantity sold and average price Royale received for its natural gas production during the period in 2001.

Royale Energy's oil and gas lease operating expenses increased by $216,103, or 29.8%, to $940,387 for the nine months ended September 30, 2001, from $724,284 for the same period in 2000. This increase in costs can be attributed to the increase in the number of wells operated by Royale Energy in the first nine months of 2001 when compared to the first nine months of 2000, due to the wells drilled and placed into production during the year in 2000.

Turnkey drilling revenues for the nine months ended September 30, 2001 were $5,195,055 which were offset by drilling and development costs of $2,200,800. For the same period in 2000, turnkey drilling revenues were $3,758,152, while drilling and development costs were $1,568,529. This represents an increase in revenues of $1,436,903 or 38.2% and an increase in costs of $632,271 or 40.3%. The increase in turnkey revenues and costs in 2001 were mainly due to the drilling of more wells in the first nine months of 2001 as compared to the same period in 2000.

The aggregate of supervisory fees and other income was $538,674 for the nine months ended September 30, 2001, a decrease of $24,973 (4.4%) from $563,647 during the same period in 2000. This decrease was mainly due to partial collection on a stipulated judgement in favor of Royale Energy against a former consultant during the period in 2000.

Depreciation, depletion and amortization expense decreased to $1,107,189 from $1,207,527, a decrease of $100,338 (8.3%) for the nine months ended September 30, 2001, as compared to 2000. The Company's depletion rate is calculated using production as a percentage of reserves, and the decrease in the depletion rate was due to increased reserves during the year in 2000.

General and administration expenses increased by $343,762, or 27.9%, from $1,232,552 for the nine months ended September 30, 2000 to $1,576,314 for the same period in 2001. Legal and accounting expense increased to $513,701 for the period, compared to $405,387 for the first nine months of 2000, a $108,314 (26.7%) increase. This increase can be attributed to an increase in litigation costs during the first nine months of 2001. Marketing expense for the nine months ended September 30, 2001, increased $233,000 or 45.9%, to $740,211, compared to $507,211 for the same period in 2000. Royale Energy's marketing expense varies from period to period according to the number of marketing events attended by Company personnel and associated travel costs.

Royale Energy periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. As a result of this assessment, $266,802 was recorded as a lease impairment in the first nine months of 2001 while $311,088 was recorded as impaired in the same period in 2000.

During the year in 2000, Royale Energy extended an existing credit line from a major commercial bank. Because of a decrease in borrowings pursuant to this credit line, interest expense decreased to $51,029 for the nine months ended September 30, 2001 from $334,772 for the same period in 2000, a $283,743 or 84.8% decrease.

CAPITAL RESOURCES AND LIQUIDITY:

At September 30, 2001, Royale Energy had current assets totaling $6,403,453 and current liabilities totaling $6,175,263, resulting in a net working capital of $228,190. Royale Energy expects to continue to generate sufficient cash from its operations during the remainder of 2001 to fund its operating and capital expenditure requirements. Unused available lines of credit from the Company's bank totaled approximately $7,975,000 at September 30, 2001.

The Company is considering reclassification of certain of its assets in response to comments received from the staff of the Securities and Exchange Commission in connection with a pending application for registration of securities. The Company does not expect that any such adjustment will affect revenues or earnings in any period for 2001; however, the adjustment may reduce the valuation of assets on the Company's balance sheets for the years 1998 through 2000 and thereby reduce depreciation, depletion and amortization expenses in future years.

The total contemplated changes could reduce assets' carrying value by up to $2,500,000 for years prior to 2000.

OPERATING ACTIVITIES. For the nine months ended September 30, 2001, cash provided by operating activities totaled $8,818,705 compared to $1,729,323 provided by operating activities for the same period in 2000. This increase in cash provided by operating activities can be mainly attributed to increased oil and gas sales during the period in 2001.

INVESTING ACTIVITIES. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $2,241,592 for the first nine months of 2001, compared to $1,220,991 used by investing activities for the same period in 2000. The increase in cash used by investing activities can be primarily attributable to the drilling of nine wells during the first nine months in 2001 versus the drilling of seven wells during the same period in 2000.

FINANCING ACTIVITIES. For the nine months ended September 30, 2001, net cash used by financing activities was $4,953,591, compared to cash used by financing activities for the same period in 2000 of $900,326. This increase in net cash used by financing activities was mainly due to the decrease in the use of Royale Energy's credit facility during the period in 2001 when compared to 2000.

STOCK DIVIDEND

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

PART II

Item 6 Exhibits and Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: November 19, 2001	Stephen M. Hosmer
Stephen M. Hosmer, Chief Financial Officer and Director