Form 10KSB/A
period 2000-12-31
ROYALE ENERGY INC
filed 2002-01-15
CIK 864839

As filed with the SEC on January 15, 2002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 4 to Form 10-KSB

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Exhibit Index appears on page 24.

TABLE OF CONTENTS

Part I		2
Item 1.	Description of Business	2
	Plan of Business	3
	Competition, Markets and Regulation	5
Item 2.	Description of Property	6
	Northern California	7
	Developed and Undeveloped Leasehold Acreage	7
	Drilling Activities	7
	Production	8
	Net Proved Oil and Natural Gas Reserves	9
Item 3.	Legal Proceedings	9
Item 4.	Submission of Matters to a Vote of Security Holders	10

Part II		10
Item 5.	Market Price of Royale Energy's Common Stock and Related Stockholder Matters	10
	Dividends	10
	Recent Sales of Equity Securities	11
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
	Results of Operations for the Twelve Months Ended December 31, 2000, as Compared to the Twelve Months Ended December 31, 1999	11
	Capital Resources and Liquidity	14
Item 7.	Financial Statements and Supplementary Data	15

Part III		15
Item 9.	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act	15
	Compliance with Section 16(a) of the Exchange Act	17
Item 10.	Executive Compensation	18
	No Stock Options Were Granted in 2000	19
	Aggregated 2000 Option Exercises and Year-End Values	19
	Compensation of Directors	19
Item 11.	Security Ownership of Certain Beneficial Owners and Management	20
	Common Stock	20
	Preferred Stock	21
Item 12.	Certain Relationships and Related Transactions	22
Item 13.	Exhibits, Lists, and Reports on Form 8-K	24
Signatures		24
Financial Statements		F-1

ROYALE ENERGY, INC.

PART I

Item 1. Description of Business

Royale Energy, Inc. ("Royale Energy"), is an independent oil and natural gas producer. Royale Energy's principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale Energy. We were incorporated in California in 1986 and began operations in 1988. Royale Energy's Common Stock is traded on the Nasdaq National Market System (symbol ROYL). On February 28, 2001, Royale Energy had 14 full time and 2 part time employees.

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

Year	Type of Well(a)	Gross Wells(b)			Net Wells (f)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)
1998	Exploratory	-	-	-	-	-
	Developmental	8	2	6.9727		2.9287

1999	Exploratory	3	1	2.4320		.9653
	Developmental	9(e)	6	2	1.8156	.6417

2000	Exploratory	2	2	-	.4104	-
	Developmental	7	6(e)	1	2.7971	.5295

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

	2000	1999	1998
NET VOLUME

Oil (Bbl)	596	2,215	1,238

Gas (Mcf)	1,161,513	1,331,887	1,773,294

Mcfe	1,167,473	1,354,037	1,785,674

AVERAGE SALES PRICE

Oil (Bbl)	$23.59	$16.30	$9.42

Gas (Mcf)	$5.32	$2.34	$2.21

Net Production Costs & Taxes	$ 936,841	$ 896,321	$ 1,020,541

Lifting Costs (Mcfe)	$0.60	$0.49	$0.39

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

Item 3. Legal Proceedings

On December 10, 1999, a group of 16 investors in drilling projects sponsored by Royale Energy from 1994 to 1998 filed suit against Royale Energy and certain of its officers and former officers in U.S. District Court for the Northern District of California, alleging fraud, negligent misrepresentation, breach of fiduciary duties and other related claims in connection with the sales of working interests in those projects. Buck, et al., v. Royale Energy, et al., No. C 99 5236. The complaint generally states that the defendants failed to adequately disclose the company's track record regarding previously drilled wells and makes other general statements about misconduct which are not, in Royale Energy's view, supported by specific factual allegations. The suit seeks an unspecified amount of damages, restitution of amounts the plaintiffs invested, and punitive damages. In July 2000, the court granted Royale Energy's motion to transfer the case to the U.S. District Court for the Southern District of California. No discovery has been conducted in the case. In July 2001, the plaintiff amended its pleadings after court issued a notice of intent to dismiss the case for lack of prosecution. No discovery has ever been conducted in the case. Royale Energy will contend that the plaintiffs' claims are completely without merit and that the complaint fails to state a claim on which relief can be based.

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

Results of Operations for the Twelve Months Ended December 31, 2000, as Compared to the Twelve Months Ended December 31, 1999

For the year ended December 31, 2000, Royale Energy achieved a net profit of $3,060,135, a $2,888,589 increase over the net profit of $171,546 in 1999, or 1683.0% increase. Royale Energy's management attributes this increase to an increase in oil and gas sales resulting from higher natural gas prices. Total revenues for the year ended December 31, 2000 were $11,687,352, a $3,843,620 or 49.0%, increase from the total revenues in 1999 of $7,843,732, again as a result of higher natural gas prices.

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

During the year in 2000, Royale Energy extended an existing credit line from a major commercial bank. Because of borrowings pursuant to this credit line, interest expense increased to $427,304 for the year ended December 31, 2000 from $385,896 for the same period in 1999, a $41,408 or 10.7% increase. This debt was repaid in full during the first half of 2001.

Restatement Regarding Impairment of Long-Lived Assets. Royale Energy periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, pursuant to SFAS No. 121. In addition, management also periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense. Royale Energy determines if an impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties.

Effective December 31, 1998, we began to perform a periodic review for impairment on a region by region basis, and our annual reports for the fiscal years ended December 31, 1998, 1999 and 2000 reflected this impairment procedure. In 2001, after we filed our annual report for December 31, 2000, we determined that it is more appropriate to conduct the impairment analysis on a field by field basis. This resulted in a restatement of the amount of impaired properties in 1998, 1999, and 2000. This amendment to our Form 10-KSB for the year ended December 31, 2000, reflects the revised impairment analysis. The restatement of our financial statements that occurred as a result of this change is discussed in Note 2 - Restatements, to the financial statements that are contained in this annual report.

As restated, our impairment assessment resulted in recording $1,540,845 in lease impairment expense in 2000 while $788,224 was recorded as impaired in 1999. The restatement increased our previously reported impairment costs $717,308 from that previously reported in 2000, and by $725,409 from that previously reported in 1999.

The restatement of impairment losses reduced the value of oil and gas property available for depreciation, depletion and amortization in 1998, 1999 and 2000, and therefore the restated financial statements report a reduction in depreciation, depletion and amortization expenses in each year. Depreciation, depletion and amortization expense decreased to $586,907 from $754,974, a decrease of $168,067 (22.2%) for 2000, compared to 1999. The restatement decreased our depreciation, depletion and amortization expense reported by $449,727 in 2000 and $747,052 in 1999. The reason for the decline in depreciation between 2000 and 1999 is that the depletion rate is calculated using production as a percentage of reserves, and the decrease in the depletion rate was mainly due to increased reserves during the year in 2000.

Royale Energy also reevaluated several of its geological lease and land costs, which had been previously capitalized, in order to write off those prospects, which were no longer viable. As a result, $22,337 of previously capitalized costs were written off and recorded as geological and geophysical expense during 2000 compared with $97,851 written off in 1999, a $75,514 or 77.2% decrease.

The net effect on expenses and net income in 2000 and 1999, as a result of the restatement, was to decrease expenses in 2000 by $67,594 to $8,121,459 and to increase net come by $69,140 to $3,060,135 compared to the expenses first reported. In 1999, the restatement had the effect of decreasing expenses by $21,643 to $7,286,290 and increasing net income by the same amount, to $171,546.

Capital Resources and Liquidity

At December 31, 2000, Royale Energy had current assets totaling $9,055,604 and current liabilities totaling $8,275,108, a $780,496 working capital reserve. Our capital expenditure commitments occur as we decide to drill wells to develop our prospects. We generally do not decide to drill any prospect until we have sold enough of the working interest in a prospect to third parties to assure that we have sufficient funds on hand to drill each prospect. We place funds that we receive from third party investors into a separate cash account until they are required for expenditures on each well. We have only negligible capital expenditure needs in addition to those needs that are satisfied from selling part of the working interest in prospects. We have not, in past years, experienced shortages of funds needed to satisfy our capital expenditure requirements. We expect that our available credit and cash flows from operations will be sufficient for any capital expenditure needs that are not satisfied from sales of working interests.

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

At the end of 2000, our accounts receivable totaled $6,407,397, compared to $1,745,408 at December 31, 1999, a $4,661,898 (267%) increase. Most of the increase in accounts receivable occurred during the fourth quarter of 2000. The vast majority of the increase in accounts receivable resulted from the sudden spike in gas prices at the end of 2000, which lasted through the first quarter of 2001. Some of the increase also occurred because of slower payments by our gas purchasers at the end of 2000. We view this increase in accounts receivable as temporary. Subsequently, in 2001, our accounts receivable decreased to $3,867,003 at March 31, 2001, and $2,921,527 at June 30, 2001. This decrease appears to be in line with the fall in gas prices in 2001. We have not experienced a long term increase in account payment problems from our gas purchasers.

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

Operating Activities. For the year ended December 31, 2000, cash provided by operating activities totaled $3,330,456 compared to $2,539,548 provided by operations for 1999. This increase in cash provided in 2000 can be mainly attributed to increased oil and gas sales during the year in 2000. The increase in accounts receivable was primarily due to an increase in November and December gas sales, which were considerably higher when compared to the first ten months of 2000. Due to the timing between production and payment during these months, the accounts receivable increased significantly.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $2,150,183 for the period in 2000, compared to $2,588,375 used by investing activities for 1999. The lower costs in 2000 can be primarily attributed to increased turnkey drilling which occurred during the year in 1999 when compared to 2000.

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

ROYALE ENERGY, INC.

Date: January 14, 2002	Stephen Hosmer
Stephen Hosmer, Chief Financial Officer

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

BROWN ARMSTRONG RANDALL

REYES PAULDEN & McCOWN

ACCOUNTANCY CORPORATION

Bakersfield, California

February 16, 2001

ROYALE ENERGY, INC.

BALANCE SHEETS

DECEMBER 31, 2000 AND 1999
ASSETS
	2000	1999
Current Assets
Cash and cash equivalents	$ 2,106,841	$ 1,016,979
Accounts receivable	6,407,397	1,745,408
Note receivable	73,010	84,662
Other current assets	468,356	389,590

Total Current Assets	9,055,604	3,236,639

Oil and Gas Properties (successful efforts basis), Equipment
and Fixtures, net	11,719,436	11,612,343

	$ 20,775,040	$ 14,848,982

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 6,639,808	$ 3,854,159
Deferred revenue from turnkey drilling	1,635,300	1,464,615

Total Current Liabilities	8,275,108	5,318,774

Long-Term Debt, net of current portion	4,952,089	5,050,000

Redeemable Preferred Stock
Series A, convertible preferred stock, no par value, 59,250
shares authorized; 9,375 shares issued and outstanding	19,100	19,100

Stockholders' Equity
Common stock, no par value, 10,000,000 shares authorized;
3,813,613 and 3,808,613 shares issued and outstanding, respectively	8,248,105	8,240,605
Convertible preferred stock, Series AA, no par value, 147,500
shares authorized; 43,750 shares issued and outstanding	175,000	175,000
Accumulated earnings (deficit) as restated (Note 2)	(799,862)	(3,859,997)

Total paid in capital and accumulated deficit	7,623,243	4,555,608

Less cost of treasury stock, 19,300 shares	(94,500)	(94,500)

Total Stockholders' Equity	7,528,743	4,461,108

	$ 20,775,040	$ 14,848,982

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999
	As Restated
Revenues
Oil and gas production	$ 6,194,451	$ 3,006,010
Turnkey drilling	4,792,151	4,213,696
Supervisory fees and other	700,750	624,026

Total Revenues	11,687,352	7,843,732

Costs and Expenses
General and administrative	1,737,201	1,581,550
Geological and geophysical expense	22,337	97,851
Turnkey drilling and development	1,975,242	2,600,555
Lease operating	936,841	896,321
Lease impairment	1,540,845	788,224
Legal and accounting	635,893	180,941
Marketing	686,193	385,874
Depreciation, depletion and amortization	586,907	754,974

Total Costs and Expenses	8,121,459	7,286,290

Income from Operations	3,565,893	557,442

Other Expense
Interest expense	427,304	385,896

Income Before Income Tax Expense	3,138,589	171,546

Income Tax Provision	78,454	-

Net Income	$ 3,060,135	$ 171,546

Basic Earnings Per Share	$ .80	$ .05

Diluted Earnings Per Share	$ .75	$ .05

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

			Preferred Stock Series AA			Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Deficit	Number of Shares	Amount
Balance, January 1, 1999, as restated	3,808,613	$ 8,240,605	43,750	175,000	$ (4,031,543)	19,300	$ 94,500

Net income	-	-	-	-	171,546	-	-

Balance, December 31, 1999	3,808,613	8,240,605	43,750	175,000	(3,859,997)	19,300	94,500

Net income	-	-	-	-	3,060,135	-	-

Balance, December 31, 2000	3,813,613	$ 8,248,105	43,750	$ 175,000	$ (799,862)	19,300	$ 94,500

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

As Restated
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 3,060,135	$ 171,546
Adjustment to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	586,907	754,974
Lease impairment	1,540,845	788,224
(Increase) decrease in:
Accounts receivable	(4,734,999)	(298,811)
Receivable from related parties	-	56,563
Prepaid expenses and other assets	(78,766)	(167,619)
Increase (decrease) in:
Accounts payable and accrued expenses	2,785,649	2,605,032
Deferred revenues - DWI	170,685	(1,370,361)

Net Cash Provided by Operating Activities	3,330,456	2,539,548

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties	(2,234,845,)	(2,671,191)
Notes receivable	84,662	118,149
Other capital expenditures	-	(35,833)

Net Cash Used by Investing Activities	(2,150,183)	(2,588,875)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(5,050,000)	-
Proceeds from long-term debt	4,952,089	50,000
Common stock issued	7,500	-

Net Cash Provided (Used) by Financing Activities	(90,411)	50,000

Net Increase in Cash and Cash Equivalents	1,089,862	673

Cash at beginning of year	1,016,979	1,016,306

Cash at end of year	$ 2,106,841	$ 1,016,979

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$ 427,304	$ 385,896

Cash paid for taxes	$ 800	$ 800

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

Royale Energy performs a periodic review for impairment on a region by region basis. It is management's assertion that the regional aggregations of fields are more consistent with Royale Energy's operations and identifiable sources of cash flows. The regional aggregation of fields also correctly reflects geological relationships between proven reserves. Unamortized capital costs are measured on a regional basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value. Royale Energy determines if an impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties. Impairment losses of $1,540,845 and $788,224 were recorded in 2000 and 1999, respectively.

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

Earnings (Loss) Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:
	For the Year Ended 2000
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 3,060,135	3,809,161	$ .80

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	272,729	(.05)

Net income available to common stock	$ 3,060,135	4,081,890	$ .75
	For the Year Ended 1999
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 171,546	3,808,613	$ .05

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	2,288	-

Net income available to common stock	$ 171,546	3,810,901	$ .05

Income Taxes

The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported net amounts.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - RESTATEMENTS

Change in Method of Reviewing for Impairment

Company management continually reviews its use of generally accepted accounting principles, and occasionally adjusts their selection of accounting principles to more realistic, conservative methods.

Effective January 1, 1998, the Company reinstated its method of reviewing for impairment of its oil and gas properties from a region by region basis to a field by field basis. The Company believes that evaluating impairment on a field by field is a better measure of impairment than the region by region basis, and is consistent with the practice of the majority of oil and gas companies in industry for evaluating impairment. Before 1998, the Company had used a field cost center impairment measure, and changed to a regional method for 1998, 1999, and 2000, and throughout the first three quarters of 2001. All of these reporting periods have been restated.

Change in Accounting for Other Capitalized Costs

Effective December 31, 1998, the Company changed its method of accounting for the costs of 3D Seismic studies performed by independent Geophysical and Geological companies on its behalf. Previously the Company capitalized these costs as inventoriable expenditures recoverable by sale or by development. Portions of the database used for Company projects have been capitalized as part of the carrying costs of proved properties. The Company has had prospective buyers of this data in the past, but to date has not sold any portions of the data to outside parties.

NOTE 2 - RESTATEMENTS (Continued)

The Company has evaluated whether it is appropriate to report these costs as inventoriable expenditures and has determined that in the absence of sales, these costs are more appropriately reported as exploration geological and geophysical to be expensed when incurred. Accordingly, the Company has restated its financial statements to reflect the effect of expensing these costs in 1998 when the database was originally acquired.

The following tables reconcile the effects of the restatements for the fiscal years ended December 31, 1998, 1999 and 2000:

	1998	1999	2000
Income from operations as previously reported	1,162,647	535,799	3,498,299
Effect of change in method of reviewing for impairment	(1,149,310)	(287,426)	(241,475)
Effect of change in accounting for other capitalized costs	(927,208)	309,069	309,069
Income (Loss) from operations as restated	(913,871)	557,442	3,565,893

Net Income as previously reported	774,406	149,903	2,990,995
Effect of change in method of reviewing for impairment	(1,120,233)	(287,426)	(247,035)
Effect of change in accounting for other capitalized costs	(903,417)	309,069	316,175
Net Income (Loss) as restated	(1,249,244)	171,546	3,060,135

Net Income per share (basic) as previously reported	0.20	0.04	0.78
Effect of change in method of reviewing for impairment	(0.29)	(0.08)	(0.06)
Effect of change in accounting for other capitalized costs	(0.24)	0.08	0.08
Net Income (Loss) per share (basic) operations as restated	(0.33)	0.05	0.80

Net Income (Loss) per share (diluted) as previously reported	0.19	0.04	0.73
Effect of change in method of reviewing for impairment	(0.27)	(0.08)	(0.06)
Effect of change in accounting for other capitalized costs	(0.22)	0.08	0.08
Net Income (Loss) per share (diluted) as restated	(0.30)	0.05	0.75

Note 3 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31, 2000:
	2000	1999
Oil and Gas

Producing properties, including intangible drilling costs	$ 12,613,859	$ 10,684,610
Undeveloped properties	1,648,374	2,051,572
Lease and well equipment	4,677,700	4,442,335

	18,939,933	17,178,517
Accumulated depletion, depreciation and amortization	(4,307,062)	(3,817,815)
Allowance for lease impairment	(3,035,495)	(1,874,719)

	11,597,376	11,485,983

Commercial and Other

Furniture and equipment	436,713	391,087
Accumulated depreciation	(314,653)	(264,727)

	122,060	126,360
	$ 11,719,436	$ 11,612,343

Note 3 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES (Continued)

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:
	2000	1999

Acquisition	$ 919,472	$ 55,290
Development	$ 1,950,428	$ 3,683,456
Exploration	$ 602,438	$ 928,539

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the two years ended December 31, are as follows:
	2000	1999

Oil and gas sales	$ 6,194,451	$ 3,006,010
Production related costs	(936,841)	(896,321)
Geological and geophysical expense	(22,337)	(97,851)
Depreciation, depletion and amortization	(536,981)	(695,864)

Results of operations from producing and exploration activities	$ 4,698,292	$ 1,315,974

NOTE 4 - TURNKEY DRILLING CONTRACTS

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

The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Principles (see Note 1).

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for 2000 and 1999:

NOTE 5 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)
	Oil and Gas Producing and Exploration	Turnkey Drilling Services	Total
Year Ended December 31, 2000
Revenues from External Customers	$ 6,194,451	$ 4,792,151	$ 10,986,602
Supervisory Fees	$ 668,361	$ -	$ 668,361
Interest Revenue	$ 32,389	$ -	$ 32,389
Interest Expense	$ 213,652	$ 213,652	$ 427,304
Expenditures for Segment Assets	$ 2,264,380	$ 3,729,327	$ 5,993,707
Depreciation, Depletion, and Amortization	$ 536,981	$ 49,926	$ 586,907
Lease Impairment	$ 1,129,077	$ 411,768	$ 1,540,845
Income Tax	$ 38,454	$ 40,000	$ 78,545
Total Assets	$ 20,775,040	$ -	$ 20,775,040
Net Income	$ 2,712,688	$ 347,447	$ 3,060,135
Year Ended December 31, 1999
Revenues from External Customers	$ 3,006,010	$ 4,213,696	$ 7,219,706
Supervisory Fees	$ 610,783	$ -	$ 610,783
Interest Revenue	$ 13,243	$ -	$ 13,243
Interest Expense	$ 192,948	$ 192,948	$ 385,896
Expenditures for Segment Assets	$ 1,963,542	$ 3,779,550	$ 5,743,092
Depreciation, Depletion, and Amortization	$ 695,864	$ 59,110	$ 754,974
Lease Impairment	$ 756,817	$ 31,407	$ 788,224
Income Tax	$ -	$ -	$ -
Total Assets	$ 14,848,982	$ -	$ 14,848,982
Net Income	$ 20,865	$ 150,681	$ 171,546

NOTE 6 - LONG-TERM DEBT

	2000	1999

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
$ 4,952,089

NOTE 7 - INCOME TAXES

The provisions for income taxes for the years ended December 31, 2000 and 1999 represents minimum state taxes.

As of December 31, 2000, Royale Energy had federal net operating loss carryforwards as indicated:

Year Originated	Year of Expiration	Net Operating Loss

1991	2007	$ 1,595,745
1992	2008	227,241
1993	2009	1,654,713
1997	2013	717,602
1998	2014	853,959
1999	2015	1,135,686

		$ 6,184,946

NOTE 7 - INCOME TAXES (Continued)

The components of the net deferred tax assets were as follows:
	2000	1999

Deferred Tax Assets:
Net operating loss carryforwards	$ 2,102,882	$ 1,435,752
Statutory depletion carryforwards	355,502	227,904
Accumulated depreciation	-	29,324

Total Deferred Tax Assets	2,458,384	1,692,980

Valuation Allowance	(2,458,384)	(1,692,980)

Net Deferred Tax Assets	$ -	$ -

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

NOTE 8 - REDEEMABLE PREFERRED STOCK

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

NOTE 8 - REDEEMABLE PREFERRED STOCK

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

NOTE 10 - STOCK WARRANTS

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

NOTE 12 - RELATED PARTY TRANSACTIONS

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

NOTE 12 - RELATED PARTY TRANSACTIONS (Continued)
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

Well Participation

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

NOTE 12 - RELATED PARTY TRANSACTIONS (Continued)

Company policy requires that all such purchases of interests in wells must be paid in cash. At December 31, 2000 and 1999, executive offices and their affiliates owed $123,097 and $92,870, respectively.

NOTE 13 - ENVIRONMENTAL MATTERS

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

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
Quarter Ended	Total Revenues	Gross Profit	Net Income (Loss)	Basic Earnings Per Common Share	Weighted- Average Shares Outstanding

December 31, 2000	$ 4,330,993	$ 3,594,244	$ 1,995,126	$ 0.52	3,808,161
1999	$ 1,556,742	$ 1,026,513	$ 189,605	$ 0.05	3,808,613

September 30, 2000	$ 2,962,880	$ 1,604,364	$ 527,930	$ 0.14	3,808,613
1999	$ 2,335,352	$ 589,814	$ 57,896	$ 0.02	3,808,613

June 30, 2000	$ 2,495,162	$ 1,224,745	$ 394,535	$ 0.10	3,808,613
1999	$ 2,062,062	$ 655,225	$ (128,079)	$ (0.03)	3,808,613

March 31, 2000	$ 1,898,317	$ 1,026,910	$ 142,544	$ 0.04	3,808,613
1999	$ 1,889,576	$ 594,921	$ 52,124	$ 0.01	3,808,613

NOTE 16 - Employee Benefit Plan

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