Form 10QSB/A
period 2001-03-31
ROYALE ENERGY INC
filed 2002-01-15
CIK 864839

As filed with the SEC on January 15,2002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 3 to Form 10-QSB

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

(See Notes to Financial Statements)

ROYALE ENERGY, INC.

STATEMENTS OF INCOME

	Three Months Ended March 31,
	2001 (Unaudited)	2000 (Audited)
Revenues:
Sale of oil and gas	$ 4,262,858	$ 651,512
Turnkey drilling	1,521,505	994,293
Supervisory fees and other	167,504	252,512

Total revenues	5,951,867	1,898,317

Costs and expenses:
General and administrative	481,054	430,550
Turnkey drilling and development	754,032	281,015
Lease operating	301,383	219,094
Lease impairment	266,454	18,552
Legal and accounting	154,384	185,583
Marketing	213,344	139,634
Depreciation, depletion and amortization	436,877	371,298

Total costs and expenses	2,607,528	1,645,726

Income from operations	3,344,339	252,591

Other expense:
Interest	50,312	110,047

Income before income tax expense	3,294,027	142,544
Income tax expense	263,522	0

Net income	$ 3,030,505	$ 142,544

Diluted earnings per share	$ 0.69	$ 0.03

Basic earnings per share	$ 0.64	$ 0.03

(See Notes to Financial Statements)

ROYALE ENERGY, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2001 (Unaudited)	2000 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	3,030,505	142,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	436,877	371,298
Loss on impairment of assets	266,454	18,552
(Increase) decrease in:
Accounts receivable	2,540,394	(49,996)
Receivable from related parties	-0-	-0-
Prepaid expenses and other current assets	4,708	(56,664)
Increase (decrease) in:
Accounts payable and accrued expenses	(128,995)	(668,632)
Deferred revenues - DWI	(114,659)	386,596

Net Cash Provided by Operating Activities	6,035,284	143,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas properties	(244,120)	(198,469)
Other capital expenditures	(31,619)	(40,046)

Net Cash Used by Investing Activities	(275,739)	(238,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in receivable from related parties, net	-0-	-0-
Decrease in notes receivable	(5,109)	422
Principal payments on notes payable	(4,452,089)	(257,497)

Net Cash Used by Financing Activities	(4,457,198)	(257,075)

Net Increase (decrease) in Cash and Cash Equivalents	1,302,347	(351,892)

Cash at Beginning of Year	2,106,841	1,016,979

Cash at End of Period	$ 3,409,188	$ 665,087

SUPPLEMENTAL INFORMATION:
Cash paid for interest	50,312	110,047
Cash paid for taxes	20,000	0

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

Note 2 - Earnings Per Share (SFAS 128)

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 3,030,505	4,369,451	$ .69

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	315,188		($.05)

Net income available to common stock	$ 3,030,505	4,684,639	$ .64

	Three Months Ended March 31, 2000
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 142,544	4,379,905	$ .03

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-0-	315,188	$ -0-

Net income available to common stock	$ 142,544	4,695,093	$ .03

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
Stephen M. Hosmer, Chief Financial Officer and Director