Form 10KSB
period 2001-12-31
ROYALE ENERGY INC
filed 2002-04-11
CIK 864839

As filed with the SEC on April 11, 2002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of Small Business Issuer in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500
San Diego, CA 92108
(Address of principal executive offices)
Issuer's telephone number:      619-881-2800

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

State issuer's revenues for its most recent fiscal year:  $15,858,273.

At December 31, 2001, there were 3,057,028 outstanding shares of registrant's Common Stock held by non-affiliates, with an aggregate market value of approximately $19,473,268, based on the closing Nasdaq price on that date.

At December 31, 2001, a total of 4,386,354 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Exhibit Index appears on page 20.

TABLE OF CONTENTS

Part I		1
Item 1.	Description of Business	1
	Plan of Business	2
	Competition, Markets and Regulation	4
Item 2.	Description of Property	5
	Northern California	5
	Developed and Undeveloped Leasehold Acreage	6
	Drilling Activities	6
	Production	7
	Net Proved Oil and Natural Gas Reserves	7
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8

Part II		9
Item 5.	Market Price of Royale Energy's Common Stock and Related Stockholder Matters	9
	Dividends	9
	No Recent Sales of Equity Securities	9
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
	Results of Operations for the Twelve Months Ended December 31, 2001, as Compared to the Twelve Months Ended December 31, 2000	10
	Capital Resources and Liquidity	12
Item 7.	Financial Statements and Supplementary Data	12

Part III		13
Item 9.	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act	13
	Compliance with Section 16(a) of the Exchange Act	15
Item 10.	Executive Compensation	15
	No Stock Options Were Granted in 2001	16
	Aggregated 2001 Option Exercises and Year-End Values	16
	Compensation of Directors	16
Item 11.	Security Ownership of Certain Beneficial Owners and Management	17
	Common Stock	17
	Preferred Stock	18
Item 12.	Certain Relationships and Related Transactions	19
Item 13.	Exhibits, Lists, and Reports on Form 8-K	20
Signatures		21
Financial Statements		F-1

ROYALE ENERGY, INC.

PART  I

Item 1.                   Description of Business

Royale Energy, Inc. ("Royale Energy"), is an independent oil and natural gas producer.  Royale Energy's principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale Energy.  Royale Energy was incorporated in California in 1986 and began operations in 1988.  Royale Energy's Common Stock is traded on the Nasdaq National Market System (symbol ROYL).  On March 23, 2002, Royale Energy had 17 full time employees.

Royale Energy owns wells and leases located mainly in the Sacramento Basin and San Joaquin Basin in California.  Royale Energy usually sells a portion of the working interest in each lease that it acquires to third party investors and retain a portion of the prospect for its own account.  Selling part of the working interest to others allows Royale Energy to reduce its drilling risk by owning a diversified inventory of properties with less of its own funds invested in each drilling prospect, than if Royale Energy owned the whole working interest and paid all drilling and development costs of each prospect itself.  Royale Energy generally sells working interests in its prospects to accredited investors in exempt securities offerings.  The prospects are bundled into multi-well investments, which permits the third party investors to diversify their investments by investing in several wells at once instead of investing in single well prospects.

During its fiscal year ended December 31, 2001, Royale Energy continued to explore and develop natural gas properties in northern California.  Royale Energy drilled eleven wells in 2001, seven of which are currently commercially productive wells. One well is waiting on completion.  In 2001, four previously drilled wells were "shut-in," which means that the wellhead valves were closed, shutting off production.  The shut-in wells were awaiting further equipment or production arrangements to begin or recommence operations, such as production equipment or pipeline easements.  Royale Energy's estimated total natural gas reserves decreased from approximately 16.7 Bcf (billion cubic feet) at December 31, 2000 to approximately 13.2 Bcf at December 31, 2001.  According to the reserve report furnished to Royale Energy by WZI, Inc., Royale Energy's independent petroleum engineers, the net present value of its proved developed and undeveloped reserves was more than $13.6 million at December 31, 2001, based on natural gas prices ranging from $2.41 per Mcf to $2.85 per Mcf.  Of course, net present value does not represent the fair market value of our reserves on that date, and we cannot be sure what return we will eventually receive on our reserves.  The engineer determined our standard measure of discounted future net cash flows at December 31, 2001, to be $9,013,270.

Royale Energy reported gross revenues in connection with the drilling of wells on a "turnkey contract" basis, or sales of fractional interests in undeveloped wells, in the amount of $6,703,452 for the year ended December 31, 2001, which represents 42.3% of its total revenues for the year.  In the year ended 2000, Royale Energy reported $4,792,151 gross revenues for the year, representing 41.0% of Royale Energy's total revenues for that year.  These amounts are offset by drilling expenses and development costs of $3,065,747 in 2001, and $1,975,242 in 2000.  In addition to Royale Energy's own engineering staff, Royale Energy hires independent contractors to drill, test, complete and equip the wells that it drills.

Approximately 53.3% of Royale Energy's total revenue for the year ended December 31, 2001 came from oil and natural gas sales from production of its wells ($8,452,282).  In 2000, this amount was $6,194,451, which represented 53.0% of Royale Energy's total revenues.

Plan of Business

Royale Energy acquires interests in oil and natural gas reserves and sponsors private joint ventures.  Royale Energy believes that its shareholders are better served by diversification of its investments among individual drilling projects.  Through its sale of joint ventures, Royale Energy can acquire interests and develop oil and natural gas properties with greater diversification of risk and still receive an interest in the revenues and reserves produced from these properties.  By selling some of its working interest in most projects, Royale Energy decreases the amount of its investment in the projects and diversifies its oil and gas property holdings, to reduce the risk of concentrating a large amount of its capital in a few projects that may not be successful.

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

When Royale Energy authorizes a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs.  A percentage for each is calculated.  The turnkey drilling project is then sold to investors who execute a contract with Royale Energy.  In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, geological and geophysical costs, and other costs as required so that the drilling of the project can proceed.  As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced.  The remaining investment is held and reported by Royale Energy as deferred revenue until the well is spudded (begun).  The deferred revenue is referred to as "remaining funds" in Royale Energy’s disclosure.   See Note 1 to Royale Energy's Financial Statements on page F-7.  Royale Energy maintains internal records of the expenditure of each investor's funds for drilling projects.

Royale Energy generally operates the wells it completes.  As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements.  For the year ended December 31, 2001, Royale Energy earned gross revenues from operation of the wells in the amount of $702,539, representing 4.4% of its total revenues on a consolidated basis for that year.  In 2000, the amount was $700,750, which represented 6.0% of the consolidated total revenues.  As of December 31, 2001, Royale Energy holds working interests in 69 gas wells in California, with locations ranging from Tehama County in the north to Kern County in the south.

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

Natural gas demand and the prices paid for gas are seasonal. In recent years, natural gas demand and prices in Northern California have decreased during the fall and winter and risen in the spring and summer, reflecting increased electricity consumption.   In the winter and spring of 2001, a gas shortage in Northern California caused dramatic rises in the price Royale Energy received for its gas production.  The high prices in the first half of 2001 materially increased Royale Energy’s revenues from gas production and sales in that period  Gas prices fell again in the summer of 2001.  Discussions of a few natural gas price regulations, including price caps, have taken place at the state and federal levels.  The fluctuations in gas prices and possible new regulations create uncertainty about whether Royale Energy can continue to produce gas for a profit.  Royale Energy does not expect natural gas prices to return to their winter 2001 levels in the forseeable future.

Affiliated Entities

On December 31, 2001, Royale Petroleum Corporation ("RPC") owned 31.5% of Royale Energy's Common Stock (including rights to purchase shares pursuant to warrants).  RPC is owned equally by Donald H. Hosmer and Stephen M. Hosmer, who are brothers.  Donald H. Hosmer is president and director of Royale Energy, and Stephen Hosmer is chief financial officer and director of Royale Energy.  Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer, chairman of Royale Energy's board of directors.  See, Security Ownership of Certain Beneficial Owners and Management on page 17.  RPC is a predecessor and affiliate of Royale Energy.  RPC is a Delaware corporation formed in 1985.

Royale Energy had no subsidiaries at December 31, 2001.

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

Item 2.                   Description of Property

Since 1993, Royale Energy has concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern California.  In 2001, Royale Energy drilled eleven wells in northern California, eight of which are currently commercially productive wells.  There are nine shut-in wells that Royale Energy plans to return to production.  In 2001, Royale Energy performed perforating programs in three wells to recover gas reserves that were previously unrecoverable.  There are plans to perforate four other wells to recover gas.

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

In December of 2000, Royale Energy, Inc. entered into an agreement with Bank One, Texas, NA ("Bank One"), in which Bank One assumed the revolving line of credit that was originally extended to Royale Energy by Hibernia National Bank.  Under the terms of the agreement, from time to time, Royale Energy may borrow, repay, and reborrow money from Bank One with a total credit line of $15,000,000.  The maximum allowable amount of each credit request is governed by a formula in the agreement.  The initial maximum allowable amount was $6,000,000.  At December 31, 2001, Royale Energy owed $2,000,000 under this credit line.

Following is a discussion of Royale Energy's significant oil and natural gas properties.  Reserves at December 31, 2001, for each property discussed below, have been determined by WZI, Inc., registered professional petroleum engineers, in accordance with its report submitted to Royale Energy on March 6, 2002 (the most recent report available).

Northern California

Royale Energy owns lease interests in 12 gas fields with locations ranging from Tehama County in the north to Kern County in the south, in the Sacramento and San Joaquin Basins in northern California.  At December 31, 2001, Royale Energy operated 69 wells in Northern California, and its estimated total proved developed and undeveloped gas reserves in Northern California were approximately 13.2 Bcf, according to Royale Energy's independently prepared reserve report.

Developed and Undeveloped Leasehold Acreage

As of December 31, 2001, Royale Energy owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	15,817.56	11,582.27	1,027.65	913.39
All other States	875.00	455.50	800.00	595.90
Total	16,692.56	12,037.77	1,827.65	1,509.29

Drilling Activities

The following table sets forth Royale Energy's drilling activities during the years ended December 31, 1999, 2000, and 2001.  All wells are located in the Continental U.S., in California, Texas, and Oklahoma.

Year	Type of Well(a)	Gross Wells(b)			Net Wells (e)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)
1999	Exploratory	3	1	2.4320		.9653
	Developmental	9	6	3	1.8156	1.0758

2000	Exploratory	2	2	-	.4104	-
	Developmental	7	6	1	2.7971	.5295

2001	Exploratory	5	3	2	1.4311	.6682
	Developmental	6	5	1	1.8565	.6082

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
(e)        One "net well" is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one.  The number of net wells is the sum of the fractional working interests owned in gross wells expressed as a whole number or a fraction.

As of December 31, 2001, Royale Energy had 52 gross (30.57 net) currently producing natural gas wells.

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

	2001	2000	1999
NET VOLUME
Oil (Bbl)	1,893	596	2,215
Gas (Mcf)	1,371,286	1,161,513	1,331,887
Mcfe	1,390,216	1,167,473	1,354,037

AVERAGE SALES PRICE
Oil (Bbl)	$26.55	$23.59	$16.30
Gas (Mcf)	$6.12	$5.32	$2.34

Net Production Costs & Taxes	$1,266,245	$ 936,841	$ 896,321

Lifting Costs (per Mcfe)	$0.91	$0.60	$0.49

Net Proved Oil and Natural Gas Reserves

As of December 31, 2001, Royale Energy had proved developed reserves of 11,245 MMcf and total proved reserves of 13,161 MMcf of natural gas on all of the properties Royale Energy  leases.  For the same period, Royale Energy also had proved developed oil reserves of 8 Mbbl and total proved oil reserves of 8 Mbbl on the same properties.

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

Additional data relating to Royale Energy's oil and natural gas properties is disclosed in Supplemental Information About Oil and Gas Producing Activities (Unaudited), attached to Royale Energy's Financial Statements, beginning on page F-1.  The oil and natural gas reserve information disclosed in the supplement to the financial statements are based upon the reserve reports for the years ended December 31, 2001 and 2000, prepared by Royale Energy's independent reserve engineering consultants.

Item 3.                   Legal Proceedings

Buck, et al., v. Royale Energy, et al., No. C 00-CV-1499-K (NLS), U.S. District Court, Southern District of California.  On December 10, 1999, a group of 16 investors in drilling projects sponsored by Royale Energy from 1994 to 1998 filed suit against Royale Energy and certain of its officers and former officers in U.S. District Court for the Northern District of California, alleging fraud, negligent misrepresentation, breach of fiduciary duties and other related claims in connection with the sales of working interests in those projects.  The complaint generally states that the defendants failed to adequately disclose the company's track record regarding previously drilled wells and makes other general statements about misconduct which are not, in Royale Energy's view, supported by specific factual allegations.  The suit seeks an unspecified amount of damages, restitution of amounts the plaintiffs invested, and punitive damages.  In July 2000, the court granted Royale Energy's motion to transfer the case to the U.S. District Court for the Southern District of California.  No discovery has been conducted in the case.  No discovery has ever been conducted in the case since it was filed in December 1999.  If the plaintiffs elect to pursue this case, Royale Energy will contend that the plaintiffs suffered no damages, that their claims are completely without merit and that the complaint fails to state a claim on which relief can be based.

Blue Star Resources, et al., v. Royale Energy, Inc.,No. 49460, Superior Court of Tehama County, California. On October 12, 2001, Blue Star Resources, Inc. and others filed suit against Royale Energy for declaratory relief, money damages, and imposition of a constructive trust, seeking a working interest and drilling rights to certain properties covered by a joint operating agreement between plaintiffs and Royale Energy.  The dispute is over whether plaintiffs failed to consent to drilling operations that resulted in a commercially productive well drilled by Royale Energy and thereby lost their rights to working interests in the well.  The case is set for trial in July 2002.  In March 2001, the court dismissed the plaintiffs' motion for partial summary judgement.  Royale Energy has sought leave of the court to file a partial summary judgement of its own.  The plaintiffs alleged money damages of more than $1,000,000.

Item 4.                   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.       Market Price of Royale Energy's Common Stock and Related Stockholder Matters

Since 1997 Royale Energy's Common Stock has been traded on the Nasdaq National Market System under the symbol "ROYL."  As of December 31, 2001, 4,386,354 shares of Royale Energy's Common Stock were held by approximately 2,800 shareholders.  The following table reflects high and low quarterly sales prices from January 2000 through December 2001.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2000	3.125	2.125	3.3125	2.25	7.00	2.4375	7.4375	2.75
2001	7.88	5.50	21.00	6.56	17.19	6.70	9.50	4.02

Dividends

On June 15, 2001, Royale Energy paid a 15% stock dividend to its security holders of record on May 25, 2001.  All common shareholders received the dividend in common shares, equal to 15% of their share holdings as of the record date.  The dividend also increased by 15%, the number of shares of common stock issuable on exercise of all outstanding warrants and options and on conversion of all outstanding preferred shares.  As a result of the dividend, the number of outstanding common shares increased by 569,147 shares (not including shares that may be issued on the exercise of options and warrants and on the conversion of preferred stock).

On March 18, 200, Royale Energy's board of directors declared another 15% stock dividend to its security holders of record as of May 31, 2002.  The dividend will increase the number of shares of common stock outstanding and those issuable on exercise of all outstanding warrants and options and on cconversion of all outstanding shares.  Based on the number of shares outstanding on March 18, 2002, (4,373,514 shares)the dividend would increase the number of outstanding common shares by 656,027 shaers (not including shares that may be issued on the exercise of options and warrants and on the conversion of preferred stock).

No Recent Sales of Equity Securities

Royale Energy sold no equity securities in the fourth quarter of 2001.

Item 6.                   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Royale Energy’s Financial Statements and Notes thereto and other financial information relating to Royale Energy included elsewhere in this document.

For the past seven years, Royale Energy has primarily acquired and developed producing and non-producing natural gas properties in Northern California.  The most significant factors affecting the results of operations are (i) changes in the sales price of natural gas, (ii) recording of turnkey drilling revenues and the associated drilling expense, and (iii) the change in natural gas reserves owned by Royale Energy.

Results of Operations for the Twelve Months Ended December 31, 2001, as Compared to the Twelve Months Ended December 31, 2000

For the year ended December 31, 2001, Royale Energy achieved a net profit of $3,746,524,  a $686,389 or 22.4% increase over the net profit of $3,060,135 achieved during the year in 2000.  Royale Energy’s management attribute this to an increase in oil and gas sales resulting from increased production and higher natural gas prices, and an increase in turnkey drilling revenues.  Total revenues for the year ended December 31, 2001 were $15,858,273, a $4,170,921 or 35.7% increase from the total revenues in 2000 of $11,687,352, again as a result of higher turnkey drilling revenues and natural gas sales.  For the year in 2001, Royale Energy’s net operating profit was $4,171,514, an increase of $605,621 or 17% over the net operating profit of $3,565,893 during the year in 2000.

Oil and gas revenues for the year ended December 31, 2001, were $8,452,282 compared to $6,194,451 for the same period in 2000, which represents a $2,257,831 or 36.5% increase.  This increase in revenues was mainly due to an increase in production and price Royale Energy received for its natural gas production during the year in 2001.  The net sales volume for the year ended December 31, 2001, was 1,371,286 Mcf with an average price of $6.12 per Mcf, versus 1,161,513 Mcf with an average price of $5.32 per Mcf for 2000, which represents an increase in net sales volume of 209,773 Mcf or 18.1%.  The net sales volume for oil and condensate (natural gas liquids) production was 1,893 barrels with an average price of $26.55 per Bbl for the period ended December 31, 2001, compared to 596 barrels at an average price of $23.59 per Bbl for the same period in 2000, which represents an increase in net sales volume of 1,297 barrels or 217.6%.

Royale Energy’s oil and gas lease operating expenses increased by 35.2% or $329,404, to $1,266,245 for the year ended December 31, 2001, from $936,841 for the same period in 2000.  This can be attributed to the increase in the number of wells operated by Royale Energy during the year in 2001 when compared to 2000, due to the wells drilled and placed into production during 2000 and 2001.  For 2001, Royale Energy's gross margin on oil and gas production (excluding drilling and development costs) was 85%, compared to 84.9% in 2000.

For the year ended December 31, 2001, turnkey drilling revenues increased $1,911,301, to  $6,703,452 in 2001 from $4,792,151 in 2000, or 39.9% for the year.  Royale Energy also experienced a $1,090,505 or 55.2% increase in turnkey drilling and development costs from $1,975,242 in 2000 to $3,065,747 in 2001.   This increase in turnkey revenues and costs was due to the drilling of more wells and higher drilling costs per well during the year in 2001 when compared to 2000.  Royale Energy’s gross margins, or profits, on drilling depend on our ability to accurately estimate the costs associated with  the development of projects in which we sell working interests.  Costs associated with contract drilling depend on location, well depth, weather, and availability of drilling contractors and equipment.  Royale Energy's gross margin on drilling was 54.3% and 58.8% for the years ended December 31, 2001 and 2000, respectively.

Royale Energy’s aggregate of supervisory fees and other income was $702,539 for the year ended December 31, 2001, an increase of $1,789 (.26%) from $700,750 during 2000.  Supervisory fees are charged in accordance with the Council for Petroleum Accountants Societies (COPAS) policy for reimbursement of expenses associated with the joint accounting for billing, revenue disbursement, and payment of taxes and royalties.  These charges are reevaluated each year and adjusted up or down as deemed appropriate by a published report to the industry by Ernst & Young, Public Accountants.  Supervisory fees increased $27,537 or 7.9%, from $350,371 in 2000 to $377,908 in 2001.

Depreciation, depletion and amortization expense increased to $1,282,640 from $586,907, an increase of $695,733 (118.5%) for 2001, compared to 2000.  This increase was due to an adjustment of Royale Energy’s financial statements during the period in 2000, in which Royale Energy reevaluated its method of reviewing its properties for impairment.

Royale Energy performs a periodic review for impairment of proved properties on a field by field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value. Royale Energy determines if an impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. Impairment losses of $2,062,028 and $1,540,845 were recorded in 2001 and 2000, respectively.

Upon the sale of oil and gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations. Impairment of unproved properties are assessed periodically on a property-by-property basis, and any impairment in value is currently charged to expense. In addition, capitalized costs of unproved properties are assessed periodically to determine whether their value has been impaired below the capitalized costs. Loss is recognized to the extent that such impairment is indicated. In making these assessments, factors such as exploratory drilling results, future drilling plans, and lease expiration terms are considered. When an entire interest in an unproved property is sold, gain or loss is recognized, taking into consideration any recorded impairment.  Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of income under impairment expense.

Royale Energy also reevaluated its inventory of geological lease and land costs, which had been previously capitalized, in order to write off those prospects which may be no longer viable.  As a result, $56,806 of previously capitalized costs were written off and recorded as geological and geophysical expense during 2001 compared with $22,337 written off in 2000, a $34,469 or 154.3% increase.

General and administration expenses increased by $508,580, or 29.3%, from $1,737,201 for the year ended December 31, 2000 to $2,245,781 for the same period in 2001.  Legal and accounting expense increased to $644,812 for the year, compared to $635,893 for 2000, an $8,919 (1.4%) increase.  The increase can be attributed to the higher litigation costs during the year in 2001 when compared to 2000.  Marketing expense for the year ended December 31, 2001, increased $376,507 or 54.9%, to $1,062,700, compared to $686,193 for 2000.  Royale Energy’s marketing expense varies from period to period according to the number of marketing events attended by personnel and associated travel costs.

During the year in 2000, Royale Energy extended an existing credit line from a major commercial bank.  Because of a marked decrease in borrowings pursuant to this credit line, interest expense decreased to $54,455 for the year ended December 31, 2001, from $427,304 for the same period in 2000, a $372,849 or 87.3% decrease.

Capital Resources and Liquidity

At December 31, 2001, Royale Energy had current assets totaling $7,352,358 and current liabilities totaling $6,283,992, a $1,068,366 working capital reserve.  Royale Energy expects to continue to generate sufficient cash from its operations during the year in 2002 to fund its operating and capital expenditure requirements.  Unused available credit from Royale Energy’s bank totaled approximately $5,525,000 at December 31, 2001.

Operating Activities.  For the year ended December 31, 2001, cash provided by operating activities totaled $7,705,142 or $1.85 per basic share compared to $3,415,118 or $0.82 per basic share provided by operations for 2000 which represents a $4,290,024 or 125.6% increase.  This increase in cash provided in 2001 can be mainly attributed to increased oil and gas sales during the year in 2001.

Investing Activities.  Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $3,728,035 for the period in 2001, compared to $2,234,845 used by investing activities for 2000.  The increase in cash used by investing activities can be primarily attributable to the drilling of eleven wells during the year in 2001 versus the drilling of nine wells during the year in 2000.

Financing Activities.  Net cash used by financing activities for the year ended December 31, 2001,  was $2,952,089, compared to cash used by financing activities during the year in 2000 of $90,411.  The increase in net cash used by financing activities was mainly due to the decrease in the use of Royale Energy’s credit facility during the period in 2001 when compared to 2000.

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

The following persons currently serve as the directors and executive officers of Royale Energy, its subsidiaries and affiliated companies.

Name	Age	First Became Director or Executive Officer	Positions Held
Harry E. Hosmer*	71	1986	Chairman of the Board
Donald H. Hosmer+	48	1987	President, Secretary and Director Chairman of the Board and President of Royale Petroleum Corporation ("RPC")
Stephen M. Hosmer+	35	1996	Chief Financial Officer and Director Secretary and Director of RPC
Oscar A. Hildebrandt*+	66	1995	Director
Rodney Nahama	70	1994	Director
Gilbert Kemp	68	1998	Director
George M. Watters*+	82	1991	Director

*            Member of the audit committee.
+            Member of the compensation committee.

Following is a summary of the business experience of each director and executive officer for the past five years.

HARRY E. HOSMER is the Chairman of the Board of Royale Energy.   He has served as Chairman since Royale Energy began in 1986, and from inception in 1986 until June 1995, he also served as President and Chief Executive Officer.  In October 1985, Mr. Hosmer and his sons founded Royale Petroleum Corporation, an affiliate of Royale Energy.

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

STEPHEN M. HOSMER is Chief Financial Officer and Director of Royale Energy.  Mr. Hosmer joined Royale Energy as the Management Information Systems Manager in May 1988, responsible for developing and maintaining Royale Energy's computer software.  Mr. Hosmer developed programs and software systems used by Royale Energy.  From 1991 to 1995, he served as president of Royale Operating Company, Royale Energy's operating subsidiary.  In 1995, he became Chief Financial Officer fo Royale Energy.  In 1996, he was elected to the board of directors of Royale Energy.  Mr. Hosmer serves on the board of directors of Youth for Christ, a charitable organization in San Diego, California. Stephen M. Hosmer is the son of Harry E. Hosmer and brother of Donald H. Hosmer.  He has a B.S. degree from Oral Roberts University in Business Administration.

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

GILBERT C. L. KEMP currently manages the California operations of Western Atlas, Inc., a New York Stock Exchange company.  Mr. Kemp was a founding member of 3-D Geophysical, Inc., where he served as Vice President from 1996 until March 1998.  In March 1998 3-D Geophysical, whose stock had been listed on the Nasdaq National Market System since February 1996, merged with Western Atlas, Inc. During the years 1987 to 1995, Mr. Kemp served as President and CEO of Kemp Geophysical Corporation, which owned and operated seismic crews in the United States and Canada.

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

GEORGE M. WATTERS has been retired from full time employment during the last five years.  Mr. Watters retired from AMOCO Corporation in 1983 after serving for 24 years in senior management positions with AMOCO Corporation and its affiliates.  From 1987 to the present Mr. Watters has managed his personal investments. Mr. Watters received his B.S. degree from Massachusetts Institute of Technology in 1942.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that Royale Energy's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish Royale Energy with copies of all such reports they file.  One director, Harry E. Hosmer, filed a late report on Form 5 of his reacquisition of 392,500 shares of Royale Energy's common stock from two charitable trusts in May 2000.  Based solely upon a review of the copies of the forms furnished to Royale Energy, or representations from certain reporting persons that no reports were required, Royale Energy believes that no other persons failed to file required reports on a timely basis during or in respect of 2001.

Item 10.        Executive Compensation

The following table summarizes the compensation of the chief executive officer and the other most highly compensated executive officers of Royale Energy and its subsidiaries during the past year.

		Annual Compensation			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(i)
Name	Year	Salary	Bonus	Other Annual Compensation (1)	All Other Compensation (2)

Donald Hosmer	2001	$143,289	$50,000	$2,541	$4,000
President	2000	$135,046	$10,000	$653	$2,400
	1999	$135,046		$415	$2,400

Stephen Hosmer	2001	$119,656	$50,000	$1,757	$3,500
CFO	2000	$112,539	$10,000	$630	$3,300
	1999	$112,539		$321	$3,300

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

(2)            Includes Royale Energy's matching contribution in 2001 for Donald Hosmer ($4,000) and Stephen Hosmer ($3,500) to Royale Energy's retirement savings plan initiated in April 1998.  For year ending 2000, includes matching contribution for Donald Hosmer ($2,400) and Stephen Hosmer ($3,300) and for the year ending 1999, includes matching contribution for Donald Hosmer ($2,400) and Stephen Hosmer ($3,300).

Royale Energy does not have employment agreements with any of its executives.

No Stock Options Were Granted in 2001

Royale Energy did not grant any stock options or stock appreciation rights or Long-Term Incentive Plan Awards to its officers or employees during 2001.

Aggregated 2001 Option Exercises and Year-End Values

None of the executive officers named in the Summary Compensation Table exercised any stock options or stock appreciation rights in 2001, 2000, or 1999.  The following table summarizes the number and value of all unexercised stock options held by those executive officers at the end of 2001.

(a)	(b)	(c)	(d)		(e)
			Number of Securities Underlying Unexercised Options/SARs at FY-End		Value of Unexercised In-the- Money Options/SARs at FY- End[1]
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Donald Hosmer, President	0	$0	17,500	0	$111,475	$0

Stephen Hosmer, CFO	0	$0	11,250	0	$ 71,663	$0

(1)        Based on a fair market value of $6.37 per share, which was the closing bid price of Royale Energy's Common Stock in the Nasdaq National Market System on Friday, December 29, 2001.

Compensation of Directors

Each director who is not an employee of Royale Energy receives a quarterly fee for his services, which in 2001 was set at $2,500.  In addition, Royale Energy reimburses directors for the expenses they incur for their service.   No directors received any stock options or stock appreciation rights in 2001.

Item 11.        Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the ownership of Royale Energy's voting securities as of December 31, 2001, by: (i) each person Royale Energy knows to own beneficially more than 5% of the outstanding shares of each class of equity securities, (ii) each of Royale Energy's directors, and (iii) all of Royale Energy's directors and officers as a group.  Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.

Common Stock

On December 31, 2001, 4,386,354 shares of Royale Energy's Common Stock were outstanding.

	Shares Owned (1)
Shareholder (2)	Number		Percent

Donald H. Hosmer	750,994	(3), (4)	16.21%

Harry E. Hosmer	444,250	(4), (5)	10.02%

Oscar A. Hildebrandt	47,635	(6)	1.08%

Stephen M. Hosmer	745,428	(3), (4)	16.45%

Gilbert C. L. Kemp	5,750		Less than 1%

Rodney Nahama	16,100		Less than 1%

George M. Watters	34,500		Less than 1%

All directors and officers as a group (7 persons)	2,044,657	(3)	42.60%

(1)            Includes shares which the listed shareholder has the right to acquire before March 1, 2001, from options or warrants, as follows: Royale Petroleum Corporation 265,138, Donald H. Hosmer 17,250, Harry E. Hosmer 46,000, Stephen M. Hosmer 11,500, Oscar Hildebrandt 23,000, Rodney Nahama 16,100, George M. Watters 34,500, and all officers and directors as a group (excluding Royale Petroleum Corporation) 148,350.

(2)        Unless otherwise indicated, the mailing address of each listed shareholder is 7676 Hazard Center Drive, Suite 1500, San Diego, California 92108.

(3)        The shares owned by Donald and Stephen Hosmer each include shares owned by Royale Petroleum Corporation ("RPC").  RPC owns 1,465,187 shares (31.5%) of Royale Energy.  Donald and Stephen Hosmer each own and have power to vote 50% of RPC's equity securities, so each of them may be deemed to be the beneficial owner of the Common Stock owned by RPC pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended.  To illustrate the relative economic and voting interests owned by the directors, the above table attributes 50% (732,594) shares of the Royale Energy shares owned by RPC to each of Donald and Stephen Hosmer.  The total number of Royale Energy shares owned by RPC (1,465,187 shares) are included in the number of shares both Donald and Stephen Hosmer own and in the number of shares owned by all officers and directors as a group.

(4)        Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer, Chairman of the Board.

(5)            Includes shares held by two family trusts of which Harry. E. Hosmer and his wife are beneficiaries.

(6)            Includes shares held by a family partnership of which Dr. Hildebrandt is a 50% partner and shares held by a trust of which Dr. Hildebrandt is trustee.

Preferred Stock

Holders of each series of Convertible Preferred Stock have voting rights equal to the number of shares into which they are convertible.  None of the Preferred shareholders have the right to vote as much as 5% of the shares entitled to vote when taking into account the total number of both Common and Preferred shares.  On December 31, 2001, there were 10,780 shares of  Series A and 43,125 shares of Series AA Convertible Preferred Stock outstanding. The shares of each series of Preferred shares are convertible into shares of Royale Energy's Common Stock at the option of the security holder, at the rate of two shares of Convertible Preferred Stock for each share of Common Stock.  To Royale Energy's knowledge, none of the Preferred shareholders would own more than 1% of Royale Energy's Common Stock, if their Preferred shares were converted to Common shares.

	Series AA
Shareholder	Number	Percent

Richard G. and Margaret E. Algire	3,593	8.33%
June L. Ginnings	3,593	8.33%
Overland Bank	7,187	16.66%
Audrey Sanabria & B.G. Dienelt, Jr.	3,593	8.33%
George Singleton	7,187	16.66%
William W. Well	7,187	16.66%
Jerome Winston	7,187	16.66%
Nim E. Wire	7,187	16.66%
All officers and directors as a group (7 persons)	0	0.0%

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

Officer and director participants under this program do not pay some expenses paid by outside, retail investors in working interests, such as sales commissions, if any, or marketing expenses. The outside, turnkey drilling agreement investors, on the other hand, are not obligated to pay additional costs if a drilling project experiences cost overruns or unanticipated expenses in the drilling and completion stage.  Accordingly, Royale Energy's management believes that its officers and directors who participate in wells under the Board of Directors' policy do so on terms the same as could be obtained by unaffiliated oil and gas industry participants in arms-length transactions, albeit those terms are different than the turnkey agreement under which outside investors purchase fractional undivided working interests from Royale Energy.

Donald and Stephen Hosmer each have participated individually in 67 wells under the 1989 policy.  The Hosmer Trust, a trust for the benefit of family members of Harry E. Hosmer, has participated in 66 wells.

  Donald Hosmer's 2001 investments in wells under the 1989 policy totaled $23,092 in fractional interests in 11 wells.  In 2001, Stephen Hosmer purchased fractional interests in 11 wells under the 1989 policy, for a total investment of $21,466.

The Hosmer Trust purchased .003% interest in 11 wells during 2001 for a total investment of $21,794.

Prior to June 1995, Royale Energy had advanced to the participants under the 1989 policy the funds with which to purchase their interests, and the funds would be repaid from future production from the working interests and advances repaid from well production.  Each month, participants are credited with well income and charged with well expenses from producing wells, at the same time as other investors including working interest purchasers.  Each officer and director who participates in one or more wells with Royale Energy has a single account to which all charges and income from all wells is credited.  In June 1995, Royale Energy changed its policy regarding the advancement of funds.  Current policy requires that all such purchases of interests in wells must be paid in cash.  At December 31, 2001, the following executive officers and their affiliates owed the following amounts on advances for well participations:  Donald Hosmer $43,501; Stephen Hosmer $28,972; RPC $527; the Hosmer Trust $93,851.

Royale Energy's Chairman of the Board and former President, Harry E. Hosmer, renders management consulting services to Royale Energy on an ongoing basis.  Royale Energy compensated Mr. Hosmer $120,000 annually for his consulting services in 2001 and pays his medical insurance costs.  Mr. Hosmer's consulting services are in addition to his service on the board of directors, for which he receives no compensation other than reimbursement of expenses to attend meetings.

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

3.3	Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.2 of Royale Energy's Form 10-SB Registration Statement.

4.1	Certificate of Determination of the Series A Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 of Royale Energy's Form 10-SB Registration Statement.

4.2	Certificate of Determination of the Series AA Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of Royale Energy's Form 10-SB Registration Statement.

10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 of Royale Energy's Form 10-SB Registration Statement.

23.1*	Consent of Brown Armstrong Paulden McCown Hill Starbuck & Keeter, Independent Auditors
------
*	Filed herewith

(b)	Reports on Form 8-K

Royale Energy filed no Reports on Form 8-K during the last fiscal quarter of 2001.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: April 11, 2002	Stephen Hosmer
Stephen Hosmer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April ___, 2002	By:
Harry E. Hosmer
Chairman of the Board of Directors

Date: April 11, 2002	By: Donald H. Hosmer
Donald H. Hosmer
Director, President and Chief Executive Officer

Date: April 11, 2002	By: Stephen M. Hosmer
Stephen M. Hosmer
Director and Chief Financial Officer

Date: April ___, 2002	By:
Oscar A. Hildebrandt
Director

Date: April 11, 2002	By: Rodney Nahama
Rodney Nahama
Director

Date: April 11, 2002	By: Gilbert Kemp
Gilbert Kemp
Director

Date: April ___, 2002	By:
George M. Watters
Director

ROYALE ENERGY, INC.
INDEX TO FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Index to Financial Statements	F-1

Report of Brown Armstrong Paulden McCown Hill Starbuck & Keeter, Independent Auditors	F-2

Balance Sheets at December 31, 2001 and 2000	F-3

Statements of Income for the Years Ended December 31, 2001 and 2000	F-4

Statements of Stockholders' Equity for the Years Ended December 31, 2001 and 2000	F-5

Statements of Cash Flows for the Years Ended December 31, 2001 and 2000	F-6

Notes to the Financial Statements	F-7

Supplemental Information About Oil and Gas Producing Activities (Unaudited)	F-21

Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

REPORT OF INDEPENDENT AUDITOR

Shareholders and Board of Directors
Royale Energy, Inc.

We have audited the accompanying balance sheets of Royale Energy, Inc. (a California corporation) as of December 31, 2001 and 2000, and the related statements of income, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of Royale Energy's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Royale Energy, Inc., as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                        BROWN ARMSTRONG PAULDEN
                        McCOWN HILL STARBUCK & KEETER
                        ACCOUNTANCY CORPORATION

Bakersfield, California
February 15, 2002

ROYALE ENERGY, INC.
BALANCE SHEETS
DECEMBER 31, 2001 and 2000

ASSETS

	2001	2000
Current Assets
Cash and cash equivalents	$3,131,859	$2,106,841
Accounts receivable	3,525,038	6,407,397
Note receivable	-	73,010
Other current assets	695,461	468,356

Total Current Assets	7,352,358	9,055,604

Oil and Gas Properties (successful efforts basis), Equipment
and Fixtures, net	12,226,001	11,719,436

	$19,578,359	$20,775,040

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,543,001	$6,639,808
Deferred revenue from turnkey drilling	2,740,991	1,635,300

Total Current Liabilities	6,283,992	8,275,108

Long-Term Debt, net of current portion	2,000,000	4,952,089

Redeemable Preferred Stock
Series A, convertible preferred stock, no par value, 59,250 shares
authorized; 10,780 and 9,375 shares issued and outstanding	24,066	19,100

Stockholders' Equity
Common stock, no par value, 10,000,000 shares authorized;
4,386,354 and 3,813,613 shares issued and outstanding,
respectively	12,292,705	8,248,105
Convertible preferred stock, Series AA, no par value, 147,500
shares authorized; 43,125 and 43,750 shares issued and	173,174	175,000
outstanding
Accumulated (deficit)	(1,101,078)	(799,862)

Total paid in capital and accumulated deficit	11,364,801	7,623,243

Less cost of treasury stock, 19,300 shares	(94,500)	(94,500)

Total Stockholders' Equity	11,294,367	7,547,843

	$19,578,359	$20,775,040

ROYALE ENERGY, INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

		2000
	2001	As Restated
Revenues
Oil and gas production	$8,452,282	$6,194,451
Turnkey drilling	6,703,452	4,792,151
Supervisory fees and other	702,539	700,750

Total Revenues	15,858,273	11,687,352

Costs and Expenses
General and administrative	2,245,781	1,737,201
Geological and geophysical expense	56,806	22,337
Turnkey drilling and development	3,065,747	1,975,242
Lease operating	1,266,245	936,841
Lease impairment	2,062,028	1,540,845
Legal and accounting	644,812	635,893
Marketing	1,062,700	686,193
Depreciation, depletion and amortization	1,282,640	586,907

Total Costs and Expenses	11,686,759	8,121,459

Income from Operations	4,171,514	3,565,893

Other Expense
Interest expense	54,455	427,304

Income Before Income Tax Expense	4,117,059	3,138,589

Income Tax Provision	370,535	78,454

Net Income	$3,746,524	$3,060,135

Basic Earnings Per Share	$.90	$.73

Diluted Earnings Per Share	$.84	$.69

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

	Common Stock		Preferred Stock Series AA			Treasury Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount	Accumulated Deficit	Shares Outstanding	Amount

Balance at January 1, 2000, as restated	3,808,613	$8,240,605	43,750	$ 175,000	$ (3,859,997)	19,300	$ (94,500)

Shares issued	5,000	7,500

Net income for the year	-	-	-	-	3,060,135	-	-

Balance at December 31, 2000, as restated	3,813,613	8,248,105	43,750	175,000	(799,862)	19,300	(94,500)

Fifteen percent stock divided, less amount held as treasury stock	569,147	4,019,600	-	-	(4,019,600)	-	-

Fifteen percent stock dividend Series AA	-	-	6,562	23,174	(23,174)	-	-

Fifteen percent stock dividend Series A	-	-	-	-	(4,966)	-	-

Conversion of Preferred AA to common stock	3,594	25,000	(7,187)	(25,000)	-	-	-

Net income for the year	-	-	-	-	3,746,524	-	-

Balance at December 31, 2001	4,386,354	$12,292,705	43,125	$ 173,174	$ (1,101,078)	19,300	$ (94,500)

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

		2000
	2001	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,746,524	$3,060,135
Adjustment to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	1,282,640	586,907
Lease impairment	2,062,028	1,540,845
(Increase) decrease in:
Accounts receivable	2,882,359	(4,734,999)
Prepaid expenses and other assets	(227,105)	(78,766)
Notes receivable	73,010	84,662
Increase (decrease) in:
Accounts payable and accrued expenses	(3,096,807)	2,785,649
Deferred revenues - DWI	1,105,691	170,685

Net Cash Provided by Operating Activities	7,828,340	3,415,118

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties	(3,267,284)	(2,234,845)
Other capital expenditures	(583,949)	-

Net Cash Provided (Used) by Investing Activities	(3,851,233)	(2,234,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(4,952,089)	(5,050,000)
Proceeds from long-term debt	2,000,000	4,952,089
Common stock issued	-	7,500

Net Cash Provided (Used) by Financing Activities	(2,952,089)	(90,411)

Net Increase in Cash and Cash Equivalents	1,025,018	1,089,862

Cash at beginning of year	2,106,841	1,016,979

Cash at end of year	$3,131,859	$2,106,841

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$54,455	$427,304

Cash paid for taxes	$533,661	$800

ROYALE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Royale Energy, Inc. (“Royale Energy") is presented to assist in understanding Royale Energy's financial statements.  The financial statements and notes are representations of Royale Energy's management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Description of Business

Royale Energy is an independent oil and gas producer, which also has operations in the area of turnkey drilling.  Royale Energy owns wells and leases in major geological basins located in California. Royale Energy offers fractional working interests and seeks to minimize the risks of oil and gas drilling by selling multiple well drilling ventures which do not include the use of debt financing.

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

Material estimates that are particularly susceptible to significant change relate to the estimate of Royale Energy oil and gas reserves prepared by an independent engineering consultant.  Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proven reserves. Estimated reserves are used in the calculation of depletion, depreciation and amortization unevaluated property costs, estimated future net cash flows, taxes, and contingencies.

Joint Ventures

The accompanying financial statements as of December 31, 2001 and 2000, include the accounts of Royale Energy and its proportionate share of the assets, liabilities and results of operations.  Royale Energy generally retains an ownership interest of approximately 30% in its joint venture projects.  Royale Energy is the operator of the majority of properties in which it has an ownership interest.  In connection with the drilling and operation of wells, Royale Energy receives management fees, which are recorded as supervisory fee income.

Revenue Recognition

Royale Energy recognizes revenues from the sales of oil and gas in the period of delivery.

Royale Energy enters into turnkey drilling agreements with investors to develop leasehold acreage acquired by Royale Energy. When Royale Energy authorizes a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who enter a signed contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, intangible drilling costs, and other costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is held and reported by Royale Energy as deferred revenue until the well is spudded (begun). If costs exceed

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

revenues and Royale Energy participates as a working interest owner, the excess is capitalized as the cost of Royale Energy's working interest. If Royale Energy is unable to drill the wells, and a suitable replacement well is not found, the deferred funds received would be returned to the investors. If the drilling effort is successful, each investor receives a working interest in the wells, and Royale Energy, along with the investors, receive an assignment of working interests. Included in cash and cash equivalents are amounts for use in the completion of Turnkey drilling programs in progress.

Oil and Gas Property and Equipment (Successful Efforts)

Royale Energy accounts for its oil and gas exploration and development costs using the successful efforts method. Leasehold acquisition costs are capitalized. If proved reserves are found on an undeveloped property, leasehold cost is transferred to proved properties. Significant undeveloped leases are reviewed periodically and a valuation allowance is provided for any estimated decline in value. Cost of other undeveloped leases is expensed over the estimated average life of the leases. Cost of exploratory drilling is initially capitalized. In the absence of a determination that proved reserves are found, the costs of drilling such exploratory wells is charged to expense. Royale Energy makes this determination within one year following the completion of drilling. Other exploratory costs are charged to expense as incurred. Development costs, including unsuccessful development wells, are capitalized. Depletion, depreciation and amortization of oil and gas producing properties are computed on an aggregate basis using the units-of-production method.

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

Royale Energy performs a periodic review for impairment of proved properties on a field by field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value. Royale Energy determines if an impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. Impairment losses of $2,062,028 and $1,540,845 were recorded in 2001 and 2000, respectively.

Upon the sale of oil and gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations. Impairment of unproved properties are assessed periodically on a property-by-property basis, and any impairment in value is currently charged to expense. In addition, capitalized costs of unproved properties are assessed periodically to determine whether their value has been impaired below the capitalized costs. Loss is recognized to the extent that such impairment is indicated. In making these assessments, factors such as exploratory drilling results, future drilling plans, and lease expiration terms are considered. When an entire interest in an unproved property is sold, gain or loss is recognized, taking into consideration any recorded impairment.  Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of income under impairment expense.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit, and highly liquid debt instruments with maturities of three months or less.

Accounts Receivable

Management believes that all accounts receivable as of December 31, 2001 and 2000, are fully collectible. Therefore, no allowance for doubtful accounts is recorded.

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

Earnings (Loss) Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Year Ended 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic Earnings Per Share:
Net income available to common stock	$ 3,746,524	4,161,581	$ .90

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	279,988	(.06)

Net income available to common stock	$ 3,746,524	4,441,569	$ .84

	For the Year Ended 2000
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic Earnings Per Share:
Net income available to common stock	$ 3,060,135	4,161,581	$ .73

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	272,729	(.04)

Net income available to common stock	$ 3,060,135	4,434,310	$ .69

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

New Accounting Standards

In April 2000, the FASB issued Financial Interpretation Number (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board No. 25. FIN 44 clarifies the application of Opinion No. 25. This Interpretation was effective immediately and all issues are to be handled prospectively. The adoption of FIN 44 did not have a material impact on Royale Energy's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 141 also requires unallocated negative goodwill (in a case where the purchase price is less than fair market value of the acquired assets) to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to 40 years.

Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142. Statement No. 141 will require, upon adoption of Statement No. 142, that an entity evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. The adoption of Statement No. 142, did not leave a material impact on Royale Energy's financial position or results of operations.

In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets such as wells and production facilities. SFAS 143 guidance covers (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability, and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method. Royale Energy will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, Royale Energy cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations or cash flows.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets to Bed Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally are to be applied prospectively. At this time, Royale Energy cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

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

Change in Accounting for Other Capitalized Costs

Effective December 31, 1998, the Company changed its method of accounting for the costs of 3D Seismic studies performed by independent Geophysical and Geological companies on its behalf. Previously, the Company capitalized these costs as inventoriable expenditures recoverable by sale or by development. Portions of the database used for Company projects have been capitalized as part of the carrying costs of proved properties. The Company has had prospective buyers of this data in the past, but to date has not sold any portions of the data to outside parties.

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

NOTE 2 - RESTATEMENTS (Continued)

The following tables reconcile the effects of the restatements for the fiscal years ended December 31, 1998, 1999 and 2000:

	1998	1999	2000

Income from operations as previously reported	$1,162,647	$ 535,799	$3,498,299
Effect of change in method of reviewing for impairment	(1,149,310)	(287,426)	(241,475)
Effect of change in accounting for other capitalized costs	(927,208)	309,069	309,069
Income (Loss) from operations as restated	(913,871)	557,442	3,565,893

Net Income as previously reported	774,406	149,903	2,990,995
Effect of change in method of reviewing for impairment	(1,120,233)	(287,426)	(247,035)
Effect of change in accounting for other capitalized costs	(903,417)	309,069	316,175
Net Income (Loss) as restated	(1,249,244)	171,546	3,060,135

Net Income per share (basic) as previously reported	0.20	0.04	0.71
Effect of change in method of reviewing for impairment	(0.29)	(0.08)	(0.06)
Effect of change in accounting for other capitalized costs	(0.24)	0.08	0.08
Net Income (Loss) per share (basic) operations as restated	(0.33)	0.05	0.73

Net Income (Loss) per share (diluted) as previously reported	0.19	0.04	0.67
Effect of change in method of reviewing for impairment	(0.27)	(0.08)	(0.06)
Effect of change in accounting for other capitalized costs	(0.22)	0.08	0.08
Net Income (Loss) per share (diluted) as restated	(0.30)	0.05	0.69

NOTE 3 - NOTE RECEIVABLE

Notes receivable for December 31, 2001 and 2000 totaled $0 and $73,010, respectively.

NOTE 4 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31:

	2001	2000
Oil and Gas

Producing properties, including intangible drilling costs	$ 12,629,132	$ 12,613,859
Undeveloped properties	1,939,338	1,648,374
Lease and well equipment	4,563,115	4,677,700

	19,131,585	18,939,933
Accumulated depletion, depreciation and amortization	(5,120,645)	(4,307,062)
Allowance for lease impairment	(2,020,376)	(3,035,495)

	11,990,564	11,597,376
Commercial and Other

Furniture and equipment	597,977	436,713
Accumulated depreciation	(362,540)	(314,653)

	235,437	122,060

	$ 12,226,001	$ 11,719,436

NOTE 4 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES(Continued)

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

	2001	2000	1999

Acquisition	$ 94,174	$ 919,472	$ 55,290
Development	$ 2,552,193	$ 1,950,428	$ 3,683,456
Exploration	$ 2,221,207	$ 602,438	$ 928,539

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the two years ended December 31, are as follows:

	2001	2000

Oil and gas sales	$ 8,452,282	$ 6,194,451
Production related costs	(1,266,254)	(936,841)
Geological and geophysical expense	(56,806)	(22,337)
Depreciation, depletion and amortization	(1,129,644)	(536,981)

Results of operations from producing and exploration activities	$ 5,999,578	$ 4,698,292

NOTE 5 - TURNKEY DRILLING CONTRACTS

Royale Energy receives funds under turnkey drilling contracts, which require Royale Energy to drill oil and gas wells within a reasonable time period from the date of receipt of the funds.  As of December 31, 2001 and 2000, Royale Energy had recorded deferred turnkey drilling revenue associated with undrilled wells of $4,194,942 and $1,635,300, respectively, as a current liability.

NOTE 6 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

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

The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Principles (see Note 1).

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for 2001 and 2000:

NOTE 6 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

	Oil and Gas Producing and Exploration	Turnkey Drilling Services	Total

Year Ended December 31, 2001
Revenues from External Customers	$8,452,282	$6,703,452	$15,155,734
Supervisory Fees	$604,736	$-	$604,736
Interest Revenue	$97,803	$-	$97,803
Interest Expense	$27,228	$27,227	$54,455

Expenditures for Segment Assets	$3,030,565	$5,311,526	$8,342,091

Depreciation, Depletion, and Amortization	$1,223,588	$59,052	$1,282,640

Lease Impairment	$1,031,014	$1,031,014	$2,062,028

Income Tax	$185,268	$185,267	$370,535

Total Assets	$19,578,359	$-	$19,578,359

Net Income	$3,657,158	$89,366	$3,746,524

	Oil and Gas Producing and Exploration	Turnkey Drilling Services	Total

Year Ended December 31, 2000
Revenues from External Customers	$6,194,451	$4,792,151	$10,986,602
Supervisory Fees	$668,361	$-	$668,361
Interest Revenue	$32,389	$-	$32,389
Interest Expense	$213,652	$213,652	$427,304

Expenditures for Segment Assets	$2,264,380	$3,729,327	$5,993,707

Depreciation, Depletion, and Amortization	$536,981	$49,926	$586,907

Lease Impairment	$1129077	$411,768	$1,540,845

Income Tax	$38,454	$40,000	$78,545

Total Assets	$20,775,040	$-	$20,775,040

Net Income	$2,712,688	$347,447	$3,060,135

NOTE 7 - LONG-TERM DEBT

	2001	2000
Revolving line of credit*	$ 2,000,000	$ 4,952,089

*Revolving line of credit with a maximum available of $6,000,000 issued by Bank One Service Corporation for the purposes of Refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general Corporate purposes.  Agreement was entered into on December 1, 2000. Interest at New York prime plus 100.00 basis points, resulting in a rate of 5.75% at December 31, 2001 and 10.5% at December 31, 2000, payable monthly with borrowing base reductions of $100,000 commencing on February 1, 2001.  All unpaid principal and interest is payable at maturity on December 21, 2003.

Maturities of long-term debt for years subsequent to December 31, 2001 are as follows:

Year Ended
December 31,

2003	$ 2,000,000

NOTE 8 - INCOME TAXES

The components of the net deferred tax assets were as follows:

	2001	2000
Deferred Tax Assets:
Net operating loss carryforwards	$ -	$ 1,812,536
Statutory depletion carryforwards	342,000	355,502

Total Deferred Tax Assets	342,000	2,168,038

Valuation Allowance	(342,000)	(2,168,038)

Net Deferred Tax Assets	$ -	$ -

Royale Energy has approximately $1,500,000 of unused statutory percentage depletion, eligible to be used by Royale Energy in future years to reduce federal taxable income. This depletion has no expiration date. A full valuation allowance has been established for the deferred tax assets generated by this depletion carryforward due to the uncertainty of future utilization.

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the U.S. statutory federal income tax rate of 34% at December 31, 2001 and 2000, respectively, to pretax income is as follows:

	2001	2000

Tax computed at 34%, respectively	$ 1,399,800	$ 1,044,388

Increase (decrease) in taxes resulting from:
Net operating loss carryforwards used	(932,118)	(1,044,388)
State tax	244,553	78,454
Percentage depletion carryforwards used	(341,700)	-

	$ 370,535	$ 78,454

Effective Tax Rate	9.0%	3.0%

NOTE 9 - REDEEMABLE PREFERRED STOCK

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

On October 28, 1993, Royale Energy's Series A Convertible Preferred Stock shareholders were made a one time offer to convert their Series A Convertible Preferred Stock to common stock.  This conversion would be at one share of common stock for each share of Series A Convertible Preferred Stock, rather than at the original conversion price of $4 per share.  This conversion would not affect the shareholders' rights and incentives in the Royale Energy Income Trust.  As of December 31, 2001 and 2000, 224,815 shares of Series A Convertible Preferred Stock had been converted to 198,625 shares of common stock.

NOTE 10 - SERIES AA PREFERRED STOCK

In April 1992, Royale Energy's Board of Directors authorized the sale of Series AA Convertible Preferred Stock.  Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to Series A Convertible Preferred Stockholders.  The Series AA Convertible Preferred Stock does not have the right of redemption at the shareholders' option.  As of December 31, 2001 and 2000, there were 43,125  and 43,750 shares issued and outstanding.  The dividend has been paid on all shares outstanding at December 31, 2001 and 2000.

NOTE 11 - COMMON STOCK

Royale Energy's Board of Directors, at its December 1997 meeting, authorized the repurchase and cancellation of up to 15% of the outstanding common stock of Royale Energy. In addition, on March 26, 2001, the Board of Directors authorized a 15% stock dividend to shareholders of record on May 25, 2001. The number of common shares increased by 569,147 shares. The effect of the stock dividend decreased retained earnings (deficit) by $4,047,740.

NOTE 12 - STOCK WARRANTS

Changes in Royale Energy's common stock warrants were as follows at December 31:

	2001	2000

Outstanding warrants at beginning of period	230,555	230,555

15% Stock dividend	34,583	-
Additional warrants issued	-	-
Exercise of stock warrants	-	-
Warrants expired or ineligible	-	-

Outstanding warrants at end of period	265,138	230,555

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

Due to the declaration of the 15% stock dividend the number of warrants increased by 34,583, with a  corresponding decrease in prices ranging from $2.60 to $1.35 per share.

NOTE 13 - OPERATING LEASES

Royale Energy occupies office space under a sixty-month noncancellable lease, which expires in July 2005. The lease calls for monthly payments ranging from $16,675 to $17,762. Future minimum lease obligations as of December 31, 2001 is as follows:

Year Ended
December 31,

2002	$ 201,913
2003	206,763
2004	210,613
2005	124,338

$ 743,627

Rental expense for the years ended December 31, 2001 and 2000, was $186,474 and $177,257, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

On December 31, 2001, 27.53% of Royale Energy's common stock was owned by Royale Petroleum Corporation (RPC). RPC is owned equally by Donald H. Hosmer and Stephen M. Hosmer.

Harry E. Hosmer, Royale Energy's former president and former chief executive officer, owns 10.50% of Royale Energy's common stock . Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer.  Donald H. Hosmer and Stephen M. Hosmer are also officers and directors of Royale Energy.

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

On March 26, 2001, the number of options increased from 30,000 to 34,500 and the price decreased from $3.00 per share to $2.60 per share due to the declaration of the 15% stock dividend.

At the March 10, 1995 Board of Directors meeting, directors and executive officers of Royale Energy were granted 154,000 options to purchase common stock at an exercise or base price of $1.90 per share. These options were granted for a period of ten years, and may be exercised after the second anniversary of the grant. Royale Energy applies APB Opinion 25 and related interpretations in accounting for its plans. Royale Energy did not grant stock options during 2001 or 2000.

On March 26, 2001, the number of remaining options of 99,000 increased to 113,850 outstanding and the price decreased from $1.90 per share to $1.65 per share due to the declaration of the 15% stock dividend.

A summary of the status of Royale Energy's stock option plan as of December 31, 2001 and 2000, and changes during the years ending on those dates is presented below:

	2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Fixed Options
Outstanding at beginning of year	$129,000	$ 1.87	134,000	$ 2.15
15% of Stocks dividend	19,350		-
Exercised	-		5,000

Outstanding at end of year	148,350		129,000

Options exercisable at year end	148,350		129,000

Weighted-average fair value of options
Granted during the year	$ -		$ -

NOTE 14 - RELATED PARTY TRANSACTIONS (Continued)

The following table summarizes information about fixed stock options outstanding at December 31, 2001 and 2000:

Range of Exercise Prices	Number Outstanding at December 31, 2001	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Outstanding at December 31, 2000	Weighted- Average Remaining Contractual Life (Years)

$2.60	34,500	1.0	$3.00	30,000	2.0
$1.65	113,850	3.2	$1.90	99,000	4.2

$1.65 to $2.60	148,350	2.7	$1.90 to $3.00	129,000	3.7

The Board of Directors adopted a policy in 1989 that permits directors and officers of Royale Energy to purchase from Royale Energy, at Royale Energy's actual cost, up to one percent of a fractional interest in any well to be drilled by Royale Energy. Current and former officers and directors received as compensation or were billed $77,067 and $73,118 for their interests for the years ended December 31, 2001 and 2000, respectively.

NOTE 15 - ENVIRONMENTAL MATTERS

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

NOTE 16 - COMMITMENTS AND CONTINGENCIES

On December 10, 1999, a group of 16 investors in drilling projects sponsored by Royale Energy from 1994 to 1998 filed suit against Royale Energy and certain of its officers and former officers in U.S. District Court for the Northern District of California, alleging fraud, negligent misrepresentation, breach of fiduciary duties and other related claims in connection with the sales of working interests in those projects.  Buck, et al., v. Royale Energy, et al., No. C 99 5236. The complaint generally states that the defendants failed to adequately disclose the company’s track record regarding previously drilled wells and makes other general statements about misconduct which are not in Royale Energy’s view supported by specific factual allegations.  The suit seeks an unspecified amount of damages, restitution of amounts the plaintiffs invested, and punitive damages. In July 2000, the court granted Royale Energy’s motion to transfer the case to the US District Court for the Southern District of California.  No discovery has been conducted in the case. No discovery has ever been conducted in the case since it was filed in December 1999.  If the plaintiffs elect to pursue this case, Royale Energy will contend that the plaintiffs suffered no damages, that their claims are completely without merit and that the complaint fails to state a claim on which relief can be based.

On October 12, 2001, Blue Star Resources, Inc. and others filed suit against Royale Energy for declaratory relief, money damages, imposition of a constructive trust, and declaratory relief, seeking a working interest and drilling rights to certain properties covered by a joint operating agreement between plaintiffs and Royale Energy. The dispute is over whether plaintiffs failed to consent to drilling operations that resulted in a commercially productive well drilled by Royale Energy and thereby lost their rights to

NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

working interests in the well. The case is set for trial in July 2002. In March 2001, the court dismissed the plaintiff's motion for partial summary judgement. Since the amount of the judgement against the Company, if any, cannot be reasonably determined at this time, no liability has been accrued in the financial statements.

In the normal course of business, Royale Energy occasionally becomes party to litigation.  In the opinion of management, based on advice of legal counsel, pending and threatened litigation involving Royale Energy will not have a material adverse effect upon its financial condition or results of operations.

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Operating revenues, operating income, net income, and earnings per common share by quarters from 2001 and 2000 are shown below. Royale Energy, in its opinion, has included all adjustments necessary for a fair presentation of the results of operations for the quarters. Due to the nature of Turnkey Drilling Revenues, which are recognized at specified times over program development on specified wells, annual amounts are not generated evenly by quarter during the year. Amounts for the four quarters and year ended December 31, 2000 have been restated (see note 2).

Quarter Ended	Total Revenues	Gross Profit	Net Income (Loss)	Basic Earnings Per Common Share	Weighted- Average Shares Outstanding

December 31, 2001	$2,485,301	$323,262	$(1,575,274)	$(0.37)	$4,161,581
2000	$4,330,993	$3,525,104	$1,995,126	$0.48	$4,161,581

September 30, 2001	$3,470,768	$1,659,976	$513,216	$0.12	$4,161,581
2000	$2,962,880	$1,604,364	$527,930	$0.13	$4,161,581

June 30, 2001	$3,950,337	$3,005,045	$1,778,077	$0.43	$4,161,581
2000	$2,495,162	$1,224,745	$394,535	$0.09	$4,161,581

March 31, 2001	$5,951,867	$4,459,575	$3,030,505	$0.72	$4,161,581
2000	$1,898,317	$1,026,910	$142,544	$0.03	$4,161,581

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

Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants for the years ended December 31, 2001 and 2000.  Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures.  These estimates do not include probable or possible reserves.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2001 and 2000 and changes in such quantities during each of the years then ended, were as follows:

	2001		2000
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed and undeveloped reserves:
Beginning of period	3,000	16,651,010	80,000	15,842,000
Revisions of previous estimates	(2,000)	(6,457,330)	(76,404)	1,103,647
Production	-	(1,366,109)	(596)	(1,161,513)
Extensions, discoveries and improved recovery	7,000	4,333,429	-	866,876
Purchase of minerals in place	-	-	-	-

Proved reserves end of period	8,000	13,161,000	3,000	16,651,010

Proved developed reserves:
Beginning of period	3,000	12,672,000	80,000	10,401,000

End of period	8,000	11,245,000	3,000	12,672,000

These estimates were determined using gas prices at December 31, 2001 ranging from $2.41 per Mcf to $2.85 per Mcf as applied on a field-by-field basis.

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves

The standardized measure of discounted future net cash flows is presented below for the two years ended December 31, 2001.

The future net cash inflows are developed as follows:

   (1)            Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.
   (2)     The estimated future production of proved reserves is priced on the basis of year-end prices.
   (3)     The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce proved reserves, based on year end estimates.  Estimated future development cost by year is as follows:

2002	$1,469,000
2003	279,000
2004	5,000
Thereafter	190,000

Total	$1,943,000

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
	2001	2000

Future cash inflows	$ 34,888,000	$ 246,398,000
Future production costs	(11,830,000)	(27,583,000)
Future development costs	(1,943,000)	(2,286,000)
Future income tax expenses	(6,334,800)	(64,959,000)

Future net cash flows	14,780,200	151,570,000

10% annual discount for estimated timing of cash flows	(5,766,930)	(68,515,413)

Standardized measure of discounted future net cash flows	$ 9,013,270	$ 83,054,587

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

	2001	2000

Standardized measure - beginning of year	$ 83,054,587	$ 9,503,521

Sales of oil and gas produced, net of production costs	(1,819,352)	(9,402,032)

Revisions of estimates of reserves provided in prior years:
Net changes in prices and production costs	(115,624,655)	113,606,329

Extensions, discoveries and improved recovery	5,973,576	6,581,704

Accretion of discount	5,216,894	(5,213,770)

Net change in income tax	32,212,220	(32,021,165)

Net increase (decrease)	(74,041,317)	73,551,066

Standardized measure - end of year	$ 9,013,270	$ 83,054,587