Form 10QSB
period 2002-03-31
ROYALE ENERGY INC
filed 2002-05-20
CIK 864839

As filed with the SEC on May 20, 2002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) 15(d)
OF THE SECURITIES eXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of Small Business Issuer in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500
San Diego, CA 92108
(Address of principal executive offices)
Issuer's telephone number:      619-881-2800

Yes [X]	No [ ]

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.

At March 31, 2002, a total of 4,373,514 shares of registrant’s Common Stock were outstanding.

PART I.          FINANCIAL CONDITION

Item 1.  Financial Statements

The following unaudited Financial Statements for the period ended March 31, 2002, have been prepared by Royale Energy, Inc. ("Royale Energy").

ROYALE ENERGY, INC.
BALANCE SHEETS

March 31, 2002

	March 31	December 31
	2002	2001
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$4,059,223	$3,131,859
Accounts receivable	2,832,270	3,525,038
Other current assets	744,782	695,461

Total Current Assets	7,636,275	7,352,358

Oil and Gas Properties (successful efforts basis)	18,442,656	17,111,209
Equipment and Fixtures, net	605,849	597,977

	19,048,505	17,709,186

Less accumulated depreciation, depletion and amortization	5,815,959	5,483,185

	13,232,546	12,226,001

TOTAL ASSETS:	$20,868,821	$19,578,359

ROYALE ENERGY, INC.
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable and accrued expenses	$4,241,745	$3,543,001
Deferred revenue from turnkey drilling	2,566,420	2,740,991

Total Current Liabilities	6,808,165	6,283,992

Long-Term Debt, net of current portion	3,000,000	2,000,000

Redeemable Preferred Stock
Series A, convertible preferred stock, no par value, 59,250 shares
authorized; 9,843 and 10,780 shares issued and outstanding	20,375	24,066

Stockholders' Equity
Common stock, no par value, 10,000,000 shares authorized;
4,373,514 and 4,73,045 shares issued and outstanding,
Respectively	12,296,396	12,292,705
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 43,125 and 43,125 shares issued and
outstanding	173,174	173,174
Accumulated (deficit)	(1,334,789)	(1,101,078)

Total paid in capital and accumulated deficit	11,134,781	11,364,801

Less cost of treasury stock, 19,300 shares	(94,500)	(94,500)

Total Stockholders' Equity	11,040,281	11,270,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY:	$20,868,821	$19,578,359

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
Revenues
Oil and gas production	$875,770	$4,262,858
Turnkey drilling	1,442,367	1,521,505
Supervisory fees and other	154,349	167,504

Total Revenues	2,472,486	5,951,867

Costs and Expenses
General and administrative	628,479	481,054
Turnkey drilling and development	758,356	754,032
Lease operating	434,702	301,383
Lease impairment	0	266,454
Legal and accounting	352,284	154,384
Marketing	194,807	213,344
Depreciation, depletion and amortization	332,775	436,877

Total Costs and Expenses	2,701,403	2,607,528

Income (Loss) from Operations	(228,917)	3,344,339

Other Expense
Interest expense	4,795	50,312

Income Before Income Tax Expense	(233,712)	3,294,027

Income Tax Provision	0	263,522

Net Income (Loss)	$(233,712)	$3,030,505

Diluted Earnings Per Share	$(0.05)	$0.68

Basic Earnings Per Share	$(0.05)	$0.73

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

	Three Months Ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(233,712)	$3,030,505
Adjustment to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, depletion and amortization	332,775	436,877
Lease impairment	0	266,454
(Increase) decrease in:
Accounts receivable	692,768	2,540,394
Prepaid expenses and other assets	(49,321)	4,708
Increase (decrease) in:
Accounts payable and accrued expenses	698,745	(128,995)
Deferred revenues - DWI	(174,572)	(114,659)

Net Cash Provided by Operating Activities	$1,266,683	$6,035,284

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties	$(1,331,447)	$(244,120)
Other capital expenditures	(7,872)	(31,619)
(Increase) decrease in notes receivable	0	(5,109)

Net Cash Provided (Used) by Investing Activities	$(1,339,319)	$(280,848)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	$1,000,000	$0
Principal payments on long-term debt	0	(4,452,089)

Net Cash Provided (Used) by Financing Activities	$1,000,000	$(4,452,089)

Net increase in cash and cash equivalents	$927,364	$1,302,347

Cash at beginning of year	$3,131,859	$2,106,841

Cash at end of period	$4,059,223	$3,409,188

SUPPLEMENTAL INFORMATION
Cash paid for interest	$4,795	$50,312

Cash paid for taxes	$9,958	$20,000

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

NOTE 2  -  EARNINGS PER SHARE (SFAS 128)

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ (233,712)	4,373,514	$ (.05)

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-0-	279,596	-0-

Net income available to common stock	$ (233,712)	4,653,110	$ (.05)

	Three Months Ended March 31, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 3,030,505	4,161,581	$ .73

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-0-	279,988	$ (.05)

Net income available to common stock	$ 3,030,505	4,441,569	$ .68

Item 2.                        Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the first three months of  2002, Royale Energy had a net loss of $233,712, a $3,264,217 decrease from the net profit of $3,030,505 in the first three months of 2001.  Royale Energy’s management attribute this to a decrease in oil and gas sales resulting from lower natural gas prices received during the first three months of 2002 when compared to the same period in 2001.  Total revenues for the period were $2,472,486, a decrease of $3,479,381 or 58.5% from the total revenues of $5,951,867 in 2001.  Total operating expenses for the period were $2,701,403, an increase of $93,875 or 3.6% from the operating expenses of $2,607,528 in 2001.

Oil and gas revenues for the three months ended March 31, 2002 were $875,770 compared to $4,262,858 for the same period in 2001, which represents a $3,387,088 or 79.5% decrease.  This decrease in revenues was mainly due to a lower price Royale Energy received for its natural gas production during the period in 2002.

Royale’s oil and gas lease operating expenses increased by $133,319, or 44.2%, to $434,702 for the three months ended March 31, 2002, from $301,383 for the same period in 2001.  This increase in costs can be attributed to the plugging and abandoning of two of Royale Energy’s non-producing wells during the first three months of 2002 and in the increase in the number of wells operated by Royale Energy in the first quarter of 2002 when compared to the first quarter of 2001, due to the wells drilled and placed into production during the year in 2001.

Turnkey drilling revenues for the quarter ended March 31, 2002 were $1,442,367 which were offset by drilling and development costs of $758,356.  For the same period in 2001, turnkey drilling revenues were $1,521,505, while turnkey drilling and development costs were $754,032.  This represents a decrease in revenues of $79,138 or 5.2% and a slight increase in costs of $4,324 or ..57%.   The decrease in turnkey drilling revenues was due to a decrease in direct working interest sales for the first three months of 2002 when compared to the same period in 2001.

The aggregate of supervisory fees and other income was $154,349 for the quarter ended March 31, 2002, a decrease of $13,155 (7.9%) from $167,504 during the same period in 2001.  This decrease was mainly due to a decrease in overhead fees received during the period in 2002 when compared to the same period in 2001.

Depreciation, depletion and amortization expense decreased to $332,775 from $436,877, a decrease of $104,102 (23.8%) for the quarter ended March 31, 2002, as compared to 2001.  This decrease in expense can be attributed to impairment charges taken by the Company during the year in 2001 which reduced the carrying value of some oil and gas assets owned by Royale Energy.

General and administration expenses increased by $147,425, or 30.7%, from $481,054 for the quarter ended March 31, 2001 to $628,479 for the same period in 2002.  Legal and accounting expense increased to $352,284 for the period, compared to $154,384 for the quarter in 2001, a $197,900  (128.2%) increase.  This increase can be attributed to an increase in litigation costs during the quarter in 2002.  Marketing expense for the quarter ended March 31, 2002, decreased $18,537 or 8.7%, to $194,807, compared to $213,344 for the same period in 2001.  Royale’s marketing expense varies from period to period according to the number of marketing events attended by Company personnel and associated travel costs.

Royale Energy periodically assesses the value of significant proved and unproved properties and charges impairments of value to expense.  As a result of this assessment, $266,454 was recorded as a lease impairment in the first quarter of 2001 while no impairments were recorded during the period in 2002.

During the year in 2000, Royale extended an existing credit line from a major commercial bank.  Because of a decrease in borrowings pursuant to this credit line, interest expense decreased to $4,795 for the quarter ended March 31, 2002 from $50,312 for the same period in 2001, a $45,517 or 90.5% decrease.

CAPITAL RESOURCES AND LIQUIDITY:

At March 31, 2002, Royale Energy had current assets totaling $7,636,275 and current liabilities totaling $6,808,165, netting a $828,110 working capital reserve.  Royale Energy had cash and cash equivalents at March 31, 2002 of $4,059,223 compared to $3,131,859 at December 31, 2001.  At March 31, 2002, we had temporarily increased our cash on hand by drawing $1,000,000 from our credit line to meet our heavy drilling schedule.  We expect to continue to generate sufficient cash from operations during the remainder of 2002 to fund our operating and capital expenditure requirements. Our available but unused line of committed bank credit totaled approximately $4,125,000 at March 31, 2002.

OPERATING ACTIVITIES.  For the quarter ended March  31, 2002, cash provided by operating activities totaled $1,266,683 compared to $6,035,284 provided by operating activities for the same period in 2001.  This decrease in cash provided can be mainly attributed to decreased oil and gas sales during the period in 2002.

INVESTING ACTIVITIES.   Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $1,339,319 for the first quarter in 2002, compared to $280,848 used by investing activities for the same period in 2001.  The increase in cash used can be primarily attributable to an increase in the costs of the wells drilled during the period in 2002 when compared to the wells drilled during the period in 2001.

FINANCING ACTIVITIES.   For the quarter ended March 31, 2002, net cash provided by financing activities was $1,000,000, compared to cash used by financing activities for the same period in 2001 of $4,452,089.  This difference in net cash was mainly due to the use of Royale Energy’s credit line during the period in 2002 when compared to 2001.

PART II.         OTHER INFORMATION

Item 1.  Legal Proceedings

Blue Star Resources, et al., v. Royale Energy, Inc.,No. 49460, Superior Court of Tehama County, California. On October 12, 2001, Blue Star Resources, Inc. and others filed suit against Royale Energy for declaratory relief, money damages, and imposition of a constructive trust, seeking a working interest and drilling rights to certain properties covered by a joint operating agreement between plaintiffs and Royale Energy.  The dispute is over whether plaintiffs failed to consent to drilling operations that resulted in a commercially productive well drilled by Royale Energy and thereby lost their rights to working interests in the well.  The case is set for trial in July 2002.  In May 2002, the court granted Royale Energy's motion for partial summary judgment denying plaintiffs' claims relating to their rights in the previously drilled well.  The remaining issues relate to whether plaintiffs are entitled to monetary damages and suit to quiet title.

Item 5.              Other Information

15% STOCK DIVIDEND DECLARED

On March 18, 2002, the board of directors declared a 15% stock dividend, payable only in shares of our common stock, to all shareholders of record as of May 31, 2001.  Based on the number of shares outstanding on March 31, 2002, 656,027 common shares, 1,477 Series A preferred shares and 6,468 Series AA preferred shares would be issued to existing shareholders in the dividend payment.

Item 6.   Exhibits and Reports on Form 8-K

a. Exhibits.

None

b. Reports on Form 8-K.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: May 20, 2002	Stephen M. Hosmer
Stephen M. Hosmer, Chief Financial Officer