Form 10QSB
period 2002-06-30
ROYALE ENERGY INC
filed 2002-08-14
CIK 864839

As filed with the SEC on August 14, 2002
______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) 15(d)
OF THE SECURITIES eXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of Small Business Issuer in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500
San Diego, CA 92108
(Address of principal executive offices)
Issuer's telephone number:  619-881-2800

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.                 Yes  [X]                        No  [   ]

At June 30, 2002, a total of 5,029,473 shares of registrant’s Common Stock were outstanding.

PART I.            FINANCIAL CONDITION

Item 1.	Financial Statements

The following unaudited Financial Statements for the period ended June 30, 2002, have been prepared by Royale Energy, Inc. ("Royale Energy").

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30	December 31
	2002	2001
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$4,292,374	$3,131,859
Accounts receivable	2,318,621	3,525,038
Other current assets	832,728	695,461

Total Current Assets	7,443,723	7,352,358

Oil and Gas Properties (successful efforts basis)	19,427,097	17,111,209
Equipment and Fixtures, net	810,136	597,977

	20,237,233	17,709,186

Less accumulated depreciation, depletion and amortization	6,102,326	5,483,185

	14,134,907	12,226,001

TOTAL ASSETS:	$21,578,630	$19,578,359

See notes to consolidated financial statements.

ROYALE ENERGY, INC.
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable and accrued expenses	$5,078,095	$3,543,001
Deferred revenue from turnkey drilling	1,955,380	2,740,991

Total Current Liabilities	7,033,475	6,283,992

Long-Term Debt, net of current portion	3,750,000	2,000,000

Redeemable Preferred Stock
Series A, convertible preferred stock, no par value, 259,250 shares
authorized; 11,318 and 10,780 shares issued and outstanding	20,375	24,066

Stockholders' Equity
Common stock, no par value, 10,000,000 shares authorized;
5,029,473 and 4,373,045 shares issued and outstanding,
Respectively	12,296,396	12,292,705
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 49,587 and 43,121 shares issued and
outstanding	173,174	173,174
Accumulated (deficit)	(1,600,290)	(1,101,078)

Total paid in capital and accumulated deficit	0,869,280	11,364,801

Less cost of treasury stock, 19,300 shares	(94,500)	(94,500)

Total Stockholders' Equity	10,774,780	11,270,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY:	$21,578,630	$19,578,359

See notes to consolidated financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2002	2001
	(Unaudited)	(Unaudited)
Revenues
Oil and gas production	$1,858,845	$6,592,059
Turnkey drilling	3,815,060	2,981,388
Supervisory fees and other	300,868	328,757

Total Revenues	5,974,773	9,902,204

Costs and Expenses
General and administrative	1,268,350	1,053,291
Turnkey drilling and development	2,484,969	1,132,106
Lease operating	821,246	626,691
Lease impairment	0	266,802
Legal and accounting	689,198	346,600
Marketing	503,500	520,179
Depreciation, depletion and amortization	671,835	678,787

Total Costs and Expenses	6,439,098	4,624,456

Income (Loss) from Operations	(464,325)	5,277,748

Other Expense
Interest expense	34,324	51,029

Income Before Income Tax Expense	(498,649)	5,226,719

Income Tax Provision	0	418,137

Net Income (Loss)	$(498,649)	$4,808,582

Diluted Earnings Per Share	$(0.09)	$0.91

Basic Earnings Per Share	$(0.10)	$0.96

See notes to consolidated financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2002	2001
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(498,649)	$4,808,582
Adjustment to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, depletion and amortization	671,835	678,787
Lease impairment	0	266,802
(Increase) decrease in:
Accounts receivable	1,206,417	3,435,870
Prepaid expenses and other assets	(137,267)	(160,247)
Increase (decrease) in:
Accounts payable and accrued expenses	1,535,094	(2,036,081)
Deferred revenues – DWI	(785,611)	1,498,980

Net Cash Provided by Operating Activities	$1,991,819	$8,492,693

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties	$(2,369,145)	$(349,444)
Other capital expenditures	(212,159)	(83,729)
(Increase) decrease in notes receivable	0	(1,760)

Net Cash Provided (Used) by Investing Activities	$(2,581,304)	$(434,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	$1,750,000	$0
Principal payments on long-term debt	0	(4,952,089)

Net Cash Provided (Used) by Financing Activities	$1,750,000	$(4,952,089)

Net increase in cash and cash equivalents	$1,160,515	$3,105,671

Cash at beginning of year	$3,131,859	$2,106,841

Cash at end of period	$4,292,374	$5,212,512

SUPPLEMENTAL INFORMATION
Cash paid for interest	$25,819	$51,029

Cash paid for taxes	$70,377	$49,475

See notes to consolidated financial statements.

ROYALE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly Royale Energy's financial position and the results of its operations and cash flows for the periods presented.  The results of operations for the six month period is not, in management's opinion, indicative of the results to be expected for a full year of operations.  These financial statements be read in conjunction with the financial statements and the notes thereto included in Royale Energy's latest annual report.

NOTE 2- EARNINGS PER SHARE (SFAS 128)

Basic and diluted earnings per share are calculated as follows:

	Six Months Ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ (498,649)	5,029,473	$ (.10)

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-0-	279,596.01

Net income available to common stock	$ (498,649)	5,309,069	$ (.09)

	Six Months Ended June 30, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 4,808,582	5,029,473	$ .96

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-0-	279,988	$ (.05)

Net income available to common stock	$ 4,808,582	5,309,461	$ .91

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the first six months of 2002, we had a net loss of $498,649, a $5,307,231 decrease from the net profit of $4,808,582 in the first six months of 2001.  Total revenues for the period in 2002 were $5,974,773, a decrease of $3,927,431 (39.7%) from the total revenues of $9,902,204 in 2001.  We attribute this reduction in revenues to a decrease in oil and gas sales resulting from lower natural gas prices received during the first half of 2002 when compared to the first half of 2001.  Income from oil and gas production fell by 72%, from $6,592,059 to $1,858,845, as natural gas prices in northern California returned to levels more customary for the region, compared to the historically high prices received in early 2001.

Total operating expenses for the period were $6,439,098, an increase of $1,814,642 (39.2%) from the operating expenses of $4,624,456 during the period in 2001.  The increase was primarily due to drilling ten wells during the period, seven of which were productive, compared to drilling four wells in the first half of 2001, two of which were productive.

Oil and gas lease operating expenses increased by $194,555, or 31%, to $821,246 for the six months ended June 30, 2002, from $626,691 for the same period in 2001, mainly because we plugged and abandoned four non-producing wells during the first six months of 2002.  In addition, the number of wells we operated increased in the first half of 2002, when compared to the first half of 2001, due to the wells drilled and placed into production during the year in 2001 and 2002.

Turnkey drilling revenues for the six months ended June 30, 2002 were $3,815,060, which were offset by drilling and development costs of $2,484,969.  For the same period in 2001, turnkey drilling revenues were $2,981,388, while drilling and development costs were $1,132,106.  This represents an increase in revenues of $833,672 or 28% and an increase in costs of $1,352,863 or 119.5%.   The increases in turnkey drilling revenues and drilling and development costs were due to drilling ten wells during the first half of 2002, while we drilled four wells during the same period in 2001.

The aggregate of supervisory fees and other income was $300,868 for the six months ended June 30, 2002, a decrease of $27,889 (8.5%) from $328,757 during the same period in 2001.  This decrease was mainly attributable to a decrease in interest income received during first half of 2002 when compared to the same period in 2001.  We had less cash equivalents on hand to earn interest in the first half of 2002 than in 2001, because of decreased revenue from gas production and increased expenditures for drilling.

Depreciation, depletion and amortization expense remained approximately the same, at $671,835, compared to $678,787 in 2001.

General and administrative expenses increased by $215,059, or 20.4%, from $1,053,291 for the six months ended June 30, 2001 to $1,268,350 for the same period in 2002.  Legal and accounting expense increased to $689,198 for the period, compared to $346,600 for the first half of 2001, a $342,598  (98.9%) increase, because of increased litigation costs during the first six months of 2002.

We periodically assess the value of significant proved and unproved properties and charges impairments of value to expense.  As a result of this assessment, $266,802 was recorded as a lease impairment in the first six months of 2001 while no impairments were recorded during the period in 2002.

During 2002, we extended an existing credit line from a major commercial bank.  Because of a decrease in total borrowings pursuant to this credit line in the first half of 2002 compared to 2001, interest expense decreased to $34,324 for the six months ended June 30, 2002 from $51,029 for the same period in 2001, a $16,705 or 32.7% decrease.

CAPITAL RESOURCES AND LIQUIDITY:

At June 30, 2002, we had current assets totaling $7,443,723 and current liabilities totaling $7,033,475, netting a $410,248 working capital reserve, exclusive of unused credit.  We had cash and cash equivalents at June 30, 2002 of $4,292,374 compared to $3,131,859 at December 31, 2001.  During the period ending June 30, 2002, we drew $1,750,000 from our credit line to meet our drilling schedule.  We expect to generate sufficient cash from  operations during the remainder of 2002 to fund  operating and capital expenditure requirements.  Our available but unused line of committed bank credit totaled approximately $2,385,000 at June 30, 2002.

OPERATING ACTIVITIES.  For the six months ended June  30, 2002, cash provided by operating activities totaled $1,991,819, compared to $8,492,693 provided by operating activities for the same period in 2001, mainly because of decreased oil and gas prices and sales during the period in 2002.

INVESTING ACTIVITIES.  Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $2,581,304 for the first six months of 2002, compared to $434,933 used by investing activities for the same period in 2001.  The increase in cash used was mainly due to the increase in the number of wells drilled during the period in 2002 when compared to the wells drilled during the period in 2001.

FINANCING ACTIVITIES.  For the six months ended June 30, 2002, net cash provided by financing activities was $1,750,000, which we drew from our bank credit line, compared to cash used by financing activities for the same period in 2001 of $4,952,089.  In the same period in 2001, we were reducing our bank borrowings.

PART II.            OTHER INFORMATION

Item 1.	Legal Proceedings

Buck et al. v. Royale Energy et al (Southern District of California Federal District Court, Case Number 00-CV-1499-K (NLS))

On May 23, 2002, the Federal District Court for the Southern District of California granted Royale Energy's motion to dismiss this lawsuit with prejudice on grounds that the plaintiffs had failed to prosecute it with due diligence.  The court found that the plaintiffs had acted in an "unexplained dilatory way" and that Royale had been prejudiced by this delay, justifying the dismissal.

The case had been originally filed in December 1999 in the Northern District of California by fourteen individuals, against Royale and certain of its directors.  In July 2000, the case was transferred to the Southern District on Royale's motion.  The plaintiffs had alleged a variety of claims.

The District Court's ruling on May 23, 2002, terminated the litigation in its entirety with no liability on behalf of Royale or its directors.  The plaintiffs have filed a notice of appeal.

Blue Star Resources, Inc., v. Royale Energy, Inc. (Eastern District of California Federal District Court Case Number S-01-266 EJG (DAD))

On May 8, 2002, the District Court granted summary adjudication in favor of Royale Energy, against plaintiff Blue Star Resources, Inc., on a majority of plaintiff's claims in this suit.  The suit sought an accounting and a demand for production proceeds relating to four natural gas wells operated by Royale in Tehama County, California, on a parcel of property commonly known as Victor Ranch.  The court ruled that that Blue Star had no legitimate claims to the Victor Ranch 1-20 well on the property.  The Court has scheduled a hearing on plaintiffs' a motion for reconsideration for August 26, 2002.  The plaintiffs recently filed a companion case in state court seeking similar relief.

Item 5.	Other Information

15% STOCK DIVIDEND PAID

On May 31, 2002, we paid a 15% stock dividend to all shareholders of record on that date.  The dividend increased the number of outstanding shares by the following amounts:

	Increase	Total Outstanding
Series A Preferred	1,475	11,318
Series AA Preferred	6,462	49,587
Common	655,959	5,029,473

Item 6.  Exhibits and Reports on Form 8-K

a.            Exhibits.

99.1 Certification pursuant to 18 U.S.C. § 1350

b.            Reports on Form 8-K.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: August 14, 2002	Stephen M. Hosmer
Stephen M. Hosmer, Chief Financial Officer