Form 10QSB/A
period 2002-06-30
ROYALE ENERGY INC
filed 2002-08-16
CIK 864839

As filed with the SEC on August 16, 2002
______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB-A
Amendment No. 1 to Form 10-QSB

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

_____________________________________________________________________________________________
Reason Why This Form 10QSB-A Amendment No. 1 is Being Filed

            The purpose of filing this Amendment is to include the certification of Donald H. Hosmer, President and Chief Executive Officer of Royale Energy, Inc., which was inadvertently omitted from the exhibits to the Form 10-QSB, which was originally filed on August 14, 2002.
_____________________________________________________________________________________________ Item 6.  Exhibits and Reports on Form 8-K

a.            Exhibits.

99.2 Certification pursuant to 18 U.S.C. § 1350

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: August 16, 2002	Stephen M. Hosmer
Stephen M. Hosmer, Chief Financial Officer