Form 10KSB/A
period 2001-12-31
ROYALE ENERGY INC
filed 2002-11-12
CIK 864839

                                                                                    As filed with the SEC on November 12, 2002

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

Exhibit Index appears on page 20.

TABLE OF CONTENTS

Part I
Item 1.	Description of Business	1
	Plan of Business	2
	Competition, Markets and Regulation	4
Item 2.	Description of Property	5
	Northern California	6
	Developed and Undeveloped Leasehold Acreage	6
	Drilling Activities	6
	Production	7
	Net Proved Oil and Natural Gas Reserves	7
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	9
		9
Part II
Item 5.	Market Price of Royale Energy's Common Stock and Related Stockholder Matters	9
	Dividends	9
	No Recent Sales of Equity Securities	9
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
	Critical Accounting Policies	10
	Results of Operations for the Twelve Months Ended December31, 2001, as Compared to the Twelve Months Ended December 31, 2000	12
	Capital Resources and Liquidity	14
Item 7.	Financial Statements and Supplementary Data	15

Part III
Item 9.	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act	15
	Compliance with Section 16(a) of the Exchange Act	17
Item 10.	Executive Compensation	18
	No Stock Options Were Granted in 2001	19
	Aggregated 2001 Option Exercises and Year-End Values	19
	Compensation of Directors	19
Item 11.	Security Ownership of Certain Beneficial Owners and Management	19
	Common Stock	20
	Preferred Stock	21
Item 12.	Certain Relationships and Related Transactions	22
Item 13.	Exhibits, Lists, and Reports on Form 8-K	23
Signatures		24
Financial Statements		F-1

ROYALE ENERGY, INC.

PART  I

Item 1.	Description of Business

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

Royale Energy owns wells and leases located mainly in the Sacramento Basin and San Joaquin Basin in California.  Royale Energy usually sells a portion of the working interest in each lease that it acquires to third party investors and retains a portion of the prospect for its own account.  Selling part of the working interest to others allows Royale Energy to reduce its drilling risk by owning a diversified inventory of properties with less of its own funds invested in each drilling prospect, than if Royale Energy owned the whole working interest and paid all drilling and development costs of each prospect itself.  Royale Energy generally sells working interests in its prospects to accredited investors in exempt securities offerings.  The prospects are bundled into multi-well investments, which permits the third party investors to diversify their investments by investing in several wells at once instead of investing in single well prospects.

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

Year	Type of Well(a)	Gross Wells(b)			Net Wells(e)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)
1999	Exploratory	3	1	2.4320		.9653
	Developmental	9	6	3	1.8156	1.0758

2000	Exploratory	2	2	-	.4104	-
	Developmental	7	6	1	2.7971	.5295

2001	Exploratory	5	3	2	1.4311	.6682
	Developmental	6	5	1	1.8565	.6082

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

	2001	2000	1999
NET VOLUME
Oil (Bbl)	1,893	596	2,215
Gas (Mcf)	1,371,286	1,161,513	1,331,887
Mcfe	1,390,216	1,167,473	1,354,037

AVERAGE SALES PRICE
Oil (Bbl)	$ 26.55	$ 23.59	$ 16.30
Gas (Mcf)	$ 6.12	$ 5.32	$ 2.34

Net Production Costs & Taxes	$ 1,266,245	$ 936,841	$ 896,321

Lifting Costs (per Mcfe)	$ 0.91	$ 0.60	$ 0.49

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

Blue Star Resources, et al., v. Royale Energy, Inc.,No. 49460, Superior Court of Tehama County, California. On October 12, 2001, Blue Star Resources, Inc. and others filed suit against Royale Energy for declaratory relief, money damages, and imposition of a constructive trust, seeking a working interest and drilling rights to certain properties covered by a joint operating agreement between plaintiffs and Royale Energy.  The dispute is over whether plaintiffs failed to consent to drilling operations that resulted in a commercially productive well drilled by Royale Energy and thereby lost their rights to working interests in the well.  The case is set for trial in January 2003.  In March 2001, the court dismissed the plaintiffs' motion for partial summary judgment.  Royale Energy has sought leave of the court to file a partial summary judgment of its own.  The Plaintiffs alleged money damages of more than $1,000,000.

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

On March 18, 2002, Royale Energy's board of directors declared another 15% stock dividend to its security holders of record as of May 31, 2002.  The dividend will increase the number of shares of common stock outstanding and those issuable on exercise of all outstanding warrants and options and on conversion of all outstanding shares.  Based on the number of shares outstanding on March 18, 2002, (4,373,514 shares)the dividend would increase the number of outstanding common shares by 656,027 shares (not including shares that may be issued on the exercise of options and warrants and on the conversion of preferred stock).

No Recent Sales of Equity Securities

Royale Energy sold no equity securities in the fourth quarter of 2001.

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of perations

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

Critical Accounting Policies

Royale Energy’s financial statements include its pro rata ownership of wells.  Royale Energy usually sells a portion of the working interest in each lease that it acquires to third party investors and retains a portion of the prospect for its own account.  Royale Energy generally retains about a 30% working interest.  All results, successful or not, are included at its pro rata ownership amounts: revenue, expenses, assets, and liabilities.

Royale Energy has developed two profit-oriented segments of business: marketing Direct Working Interests (DWI), and producing oil and gas.

Revenue Recognition

Royale Energy derives DWI revenue from sales of working interests to high net worth individuals.  The DWI revenue is divided into payments for pre-drilling costs and for drilling costs.  DWI investments are non-refundable.  Royale Energy recognizes the pre-drilling revenue portion when the investor deposits money with Royale Energy.  The company holds the remaining investment in trust as deferred revenue until the well is spudded (begun).  Occasionally, spudding is delayed due to the permitting process, or drilling rig availability.  At June 30, 2002 and December 31, 2001, Royale Energy had deferred drilling revenue of $1,955,380 and $2,740,991, respectively.  Gross profit from this line of business decreased from 54% in 2001 to 35% in the six months ended June 30, 2002.

The second business segment is oil and gas production.  Over 80% of Royale Energy’s successful wells produce gas in Northern California.  Natural gas flows from the wells into gathering line systems, which are equipped occasionally with compressor systems, which in turn flow into metered customer pipelines.  Monthly, customers measure and price gas flows and compute the compensation due to Royale Energy and other working interest owners.  Royale Energy operates virtually all of its own wells and receives industry approved operator fees.

Royale Energy follows the successful efforts method of accounting for oil and gas properties.  Costs are accumulated on a field by field basis.  These costs include pre-drilling activities such as delay and leasing rents paid, drilling costs, and post-drilling tangible costs.  Costs of unproved properties are excluded from amortization until the properties are evaluated.  Royale Energy regularly evaluates its unproved properties on a field by field basis for possible impairment.  Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty.

The successful efforts method of accounting uses proved reserves in the calculation of depletion, depreciation and amortization.  Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions.  Proved reserves cannot be measured exactly, and the estimation of reserves involves judgment determinations.  Reserve estimates must be reviewed and adjusted periodically to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes.  The estimates are based on current technology and economic conditions, and Royale Energy considers such estimates to be reasonable and consistent with current knowledge of the characteristics and extent of production.  The estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place.  Changes in previous estimates of proved reserves result from new information obtained from production history and changes in economic factors.

Impairment Of Assets

Producing property costs are evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of."  Impairment of non-producing leasehold costs and undeveloped mineral and royalty interests are assessed periodically on a property-by-property basis, and any impairment in value is currently charged to expense.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates pertain to proved oil, plant products and gas reserve volumes and the future development costs.  Actual results could differ from those estimates.

Deferred income taxes reflect the net tax effects, calculated at currently enacted rates, of (a) future deductible/taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements or income tax returns, and (b) operating loss and tax credit carry forwards.  A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

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

Depreciation, depletion and amortization expense increased to $1,282,640 from $586,907, an increase of $695,733 (118.5%) for 2001, compared to 2000.  This increase mainly resulted from a change in the company's method of reviewing for impairment of long lived assets.  In fiscal 2000, Royale Energy restated its 1997 – 2000 financial statements because it changed the method of reviewing for impairment of oil and gas properties from a region by region to field by field basis.  The change in impairment analysis caused Royale Energy to increase amounts recorded as lease impairments in fiscal 2000 and 1999.  These restatements reduced our depreciation, depletion and amortization expenses for 2000, and also resulted in an increase in our depreciation, depletion and amortization expense for 2001.  See Note 2 to Financial Statements – Restatements.

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

Effective December 31, 1998, Royale Energy began to perform a periodic review for impairment on a region by region basis, and our annual reports for the fiscal years ended December 31, 1998, 1999 and 2000 reflected this impairment procedure.  In 2001, after the Royale Energy filed its annual report for December 31, 2000, the company determined that it is more appropriate to conduct the impairment analysis on a field by field basis.  This resulted in a restatement of the amount of impaired properties in 1998, 1999, and 2000, and in the additional impairment of properties in 2001.

Upon the sale of oil and gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations. Impairment of unproved properties are assessed periodically on the basis of the lowest available unit, either field by field or property-by-property as appropriate, and any impairment in value is currently charged to expense. In addition, capitalized costs of unproved properties are assessed periodically to determine whether their value has been impaired below the capitalized costs. Loss is recognized to the extent that such impairment is indicated. In making these assessments, factors such as exploratory drilling results, future drilling plans, and lease expiration terms are considered. When an entire interest in an unproved property is sold, gain or loss is recognized, taking into consideration any recorded impairment.  Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of income under impairment expense.

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

		Annual Compensation			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(i)
Name	Year	Salary	Bonus	Other Annual Compensation (1)	All Other Compensation (2)

Donald Hosmer	2001	$143,289	$50,000	$ 2,541	$ 4,000
President	2000	$135,046	$10,000	$ 653	$ 2,400
	1999	$135,046		$ 415	$ 2,400

Stephen Hosmer	2001	$119,656	$50,000	$ 1,757	$ 3,500
CFO	2000	$112,539	$10,000	$ 630	$ 3,300
	1999	$112,539		$ 321	$ 3,300

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

(a)	(b)	(c)	(d)		(e)
			Number of Securities Underlying Unexercised Options/SARs at FY-End		Value of Unexercised In-the- Money Options/SARs at FY- End (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Donald Hosmer, President	0	$0	17,500	0	$111,475	$0

Stephen Hosmer, CFO	0	$0	11,250	0	$ 71,663	$0

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

3.3	Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.2 of Royale Energy's Form 10-SB Registration Statement.

4.1	Certificate of Determination of the Series A Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 of Royale Energy's Form 10-SB Registration Statement.

4.2	Certificate of Determination of the Series AA Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of Royale Energy's Form 10-SB Registration Statement.

10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 of Royale Energy's Form 10-SB Registration Statement.

23.1	Consent of Brown Armstrong Paulden McCown Hill Starbuck & Keeter, Independent Auditors, incorporated by reference to Exhibit 23.1 of Royale Energy's Form 10-KSB filed on April 11, 2002.

(b)	Reports on Form 8-K

Royale Energy filed no Reports on Form 8-K during the last fiscal quarter of 2001.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: October 29, 2002	Stephen Hosmer
Stephen Hosmer, Chief Financial Officer

Certification

I, Donald H. Hosmer, Chief Executive Officer of Royale Energy, Inc., certify that:

1.         I have reviewed this Amendment No. 1 to the Annual Report on Form 10-KSB of Royale Energy, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report.

Date: October 29, 2002	By:	Donald H. Hosmer
Donald H. Hosmer, Chief Executive Officer

Certification

I, Stephen M. Hosmer, Chief Accounting Officer of Royale Energy, Inc., certify that:

1.         I have reviewed this Amendment No. 1 to the Annual Report on Form 10-KSB of Royale Energy, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report.

Date: October 29, 2002	By:	Donald H. Hosmer
Donald H. Hosmer, Chief Executive Officer

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

F-4
The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

	Common Stock		Preferred Stock Series AA			Treasury Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount	Accumulated Deficit	Shares Outstanding	Amount

Balance at January 1, 2000, as restated	3,808,613	$ 8,240,605	43,750	$ 175,000	$ (3,859,997)	19,300	$ (94,500)

Shares issued	5,000	7,500

Net income for the year	-	-	-	-	3,060,135	-	-

Balance at December 31, 2000, as restated	3,813,613	8,248,105	43,750	175,000	(799,862)	19,300	(94,500)

Fifteen percent stock divided, less amount held as treasury stock	569,147	4,019,600	-	-	(4,019,600)	-	-

Fifteen percent stock dividend Series AA	-	-	6,562	23,174	(23,174)	-	-

Fifteen percent stock dividend Series A	-	-	-	-	(4,966)	-	-

Conversion of Preferred AA to common stock	3,594	25,000	(7,187)	(25,000)	-	-	-

Net income for the year	-	-	-	-	3,746,524	-	-

Balance at December 31, 2001	4,386,354	$ 12,292,705	43,125	$ 173,174	$ (1,101,078)	19,300	$ (94,500)

F-5
The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

		2000
	2001	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,746,524	$3,060,135
Adjustment to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	1,282,640	586,907
Lease impairment	2,062,028	1,540,845
(Increase) decrease in:
Accounts receivable	2,882,359	(4,734,999)
Prepaid expenses and other assets	(227,105)	(78,766)
Notes receivable	73,010	84,662
Increase (decrease) in:
Accounts payable and accrued expenses	(3,096,807)	2,785,649
Deferred revenues – DWI	1,105,691	170,685

Net Cash Provided by Operating Activities	7,828,340	3,415,118

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties	(3,267,284)	(2,234,845)
Other capital expenditures	(583,949)	-

Net Cash Provided (Used) by Investing Activities	(3,851,233)	(2,234,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(4,952,089)	(5,050,000)
Proceeds from long-term debt	2,000,000	4,952,089
Common stock issued	-	7,500

Net Cash Provided (Used) by Financing Activities	(2,952,089)	(90,411)

Net Increase in Cash and Cash Equivalents	1,025,018	1,089,862

Cash at beginning of year	2,106,841	1,016,979

Cash at end of year	$3,131,859	$2,106,841

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$54,455	$427,304

Cash paid for taxes	$533,661	$800

F-6
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

Royale Energy enters into turnkey drilling agreements with investors to develop leasehold acreage acquired by Royale Energy. When Royale Energy authorizes a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who enter a signed contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, intangible drilling costs, and other costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is held and reported by Royale Energy as deferred revenue until the well is spudded (begun). If costs exceed revenues and Royale Energy participates as a working interest owner, the excess is capitalized as the cost of Royale Energy's working interest. If Royale Energy is unable to drill the wells, and a suitable replacement well is not found, the deferred funds received would be returned to the investors. If the drilling effort is successful, each investor receives a working interest in the wells, and Royale Energy, along with the investors, receive an assignment of working interests. Included in cash and cash equivalents are amounts for use in the completion of Turnkey drilling programs in progress.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Values of Financial Instruments (Continued)

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

In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets to Bed Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards (Continued)

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

NOTE 2 - RESTATEMENTS (Continued)

Change in Accounting for Other Capitalized Costs

The following tables reconcile the effects of the restatements for the fiscal years ended December 31, 1998, 1999 and 2000:

	1998	1999	2000

Income from operations as previously reported	$ 1,162,647	$ 535,799	$ 3,498,299
Effect of change in method of reviewing for impairment	(1,149,310)	(287,426)	(241,475)
Effect of change in accounting for other capitalized costs	(927,208)	309,069	309,069
Income (Loss) from operations as restated	(913,871)	557,442	3,565,893

Net Income as previously reported	774,406	149,903	2,990,995
Effect of change in method of reviewing for impairment	(1,120,233)	(287,426)	(247,035)
Effect of change in accounting for other capitalized costs	(903,417)	309,069	316,175
Net Income (Loss) as restated	(1,249,244)	171,546	3,060,135

Net Income per share (basic) as previously reported	0.20	0.04	0.71
Effect of change in method of reviewing for impairment	(0.29)	(0.08)	(0.06)
Effect of change in accounting for other capitalized costs	(0.24)	0.08	0.08
Net Income (Loss) per share (basic) operations as restated	(0.33)	0.05	0.73

Net Income (Loss) per share (diluted) as previously reported	0.19	0.04	0.67
Effect of change in method of reviewing for impairment	(0.27)	(0.08)	(0.06)
Effect of change in accounting for other capitalized costs	(0.22)	0.08	0.08
Net Income (Loss) per share (diluted) as restated	(0.30)	0.05	0.69

NOTE 3 - NOTE RECEIVABLE

Notes receivable for December 31, 2001 and 2000 totaled $0 and $73,010, respectively.

NOTE 4 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31:

	2001	2000
Oil and Gas
Producing properties, including intangible drilling costs	$ 12,629,132	$ 12,613,859
Undeveloped properties	1,939,338	1,648,374
Lease and well equipment	4,563,115	4,677,700

	19,131,585	18,939,933
Accumulated depletion, depreciation and amortization	(5,120,645)	(4,307,062)
Allowance for lease impairment	(2,020,376)	(3,035,495)

	11,990,564	11,597,376
Commercial and Other
Furniture and equipment	597,977	436,713
Accumulated depreciation	(362,540)	(314,653)

	235,437	122,060

	$ 12,226,001	$ 11,719,436

NOTE 4 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES (Continued)

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

	2001	2000	1999

Acquisition	$94,174	$919,472	$55,290
Development	$2,552,193	$1,950,428	$3,683,456
Exploration	$2,221,207	$602,438	$928,539

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

NOTE 14 - RELATED PARTY TRANSACTIONS (Continued)

Significant Ownership Interests (Continued)

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

NOTE 15 - ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy's business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance andremediation costs in 2000 or 1999.

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

Quarter Ended	Total Revenues	Gross Profit	Net Income (Loss)	Basic Earnings Per Common Share	Weighted- Average Shares Outstanding

December 31, 2001	$2,485,301	$323,262	$(1,575,274)	$ (0.37)	$4,161,581
2000	$4,330,993	$3,525,104	$1,995,126	$ 0.48	$4,161,581

September 30, 2001	$3,470,768	$1,659,976	$513,216	$ 0.12	$4,161,581
2000	$2,962,880	$1,604,364	$527,930	$ 0.13	$4,161,581

June 30, 2001	$3,950,337	$3,005,045	$1,778,077	$ 0.43	$4,161,581
2000	$2,495,162	$1,224,745	$394,535	$ 0.09	$4,161,581

March 31, 2001	$5,951,867	$4,459,575	$3,030,505	$ 0.72	$4,161,581
2000	$1,898,317	$1,026,910	$142,544	$ 0.03	$4,161,581

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

F-21

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