Form 10QSB
period 2002-09-30
ROYALE ENERGY INC
filed 2002-11-14
CIK 864839

As filed with the SEC on November 14, 2002
______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of Small Business Issuer in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500
San Diego, CA 92108
(Address of principal executive offices)
Issuer's telephone number:  619-881-2800

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.                 Yes  [X]                                                        No  [   ]

At September 30, 2002, a total of 5,033,101 shares of registrant’s Common Stock were outstanding.

PART I.          FINANCIAL CONDITION

Item 1.	Financial Statements

The following unaudited Financial Statements for the period ended June 30, 2002, have been prepared by Royale Energy, Inc. ("Royale Energy").

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30	December 31
	2002	2001
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$ 2,334,536	$ 3,131,859
Accounts receivable	2,731,435	3,525,038
Other current assets	841,767	695,461

Total Current Assets	5,907,738	7,352,358

Oil and Gas Properties at cost, (successful efforts method)	20,105,183	17,111,209
Equipment and Fixtures	818,946	597,977
	20,924,129	17,709,186
Less accumulated depreciation, depletion and amortization	6,503,408	5,483,185
	14,420,721	12,226,001

TOTAL ASSETS:	$ 20,328,459	$ 19,578,359

See notes to consolidated financial statements.

ROYALE ENERGY, INC.
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable and accrued expenses	$ 3,763,061	$ 3,543,001
Deferred revenue from turnkey drilling	1,890,675	2,740,991

Total Current Liabilities	5,653,736	6,283,992

Long-Term Debt, net of current portion	3,750,000	2,000,000

Redeemable Preferred Stock
Series A, convertible preferred stock, no par value, 259,250 shares authorized; 5,068 and 10,780 shares, respectively, issued and outstanding
	6,965	24,066

Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares, issued and outstanding 5,033,101 and 4,373,045 shares, respectively	12,313,320	12,292,705
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 48,581 and 43,121 shares issued and outstanding, respectively	169,660	173,174

Accumulated (deficit)	(1,470,722)	(1,101,078)

Total paid in capital and accumulated deficit	11,012,258	11,364,801
Less cost of treasury stock, 19,300 shares	(94,500)	(94,500)

Total Stockholders' Equity	10,917,758	11,270,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY:	$ 20,328,459	$ 19,578,359

See notes to consolidated financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Nine Months Ended September 30
	2002	2001
	(Unaudited)	(Unaudited)
Revenues
Oil and gas production	$ 3,182,545	$ 7,639,243
Turnkey drilling	4,673,519	5,195,055
Supervisory fees and other	472,507	538,674

Total Revenues	8,328,571	13,372,972

Costs and Expenses
General and administrative	1,887,730	1,576,314
Turnkey drilling and development	2,961,618	2,200,800
Lease operating	1,144,995	940,387
Lease impairment	0	266,802
Legal and accounting	879,022	513,701
Marketing	682,128	740,211
Depreciation, depletion and amortization	1,072,917	1,107,189

Total Costs and Expenses	8,628,410	7,345,404

Income (Loss) from Operations	(299,839)	6,027,568

Other Expense
Interest expense	69,806	51,029

Income Before Income Tax Expense	(369,645)	5,976,539
Income Tax Provision	0	654,741

Net Income (Loss)	($ 369,645)	$ 5,321,798

Diluted Earnings Per Share	($ 0.07)	$ 1.00

Basic Earnings Per Share	($ 0.07)	$ 1.06

See notes to consolidated financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30
	2002	2001
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	($ 369,645)	$ 5,321,798
Adjustment to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, depletion and amortization	1,072,917	1,107,189
Lease impairment	0	266,802
(Increase) decrease in:
Accounts receivable	793,603	4,251,005
Prepaid expenses and other assets	(146,306)	(26,698)
Increase (decrease) in:
Accounts payable and accrued expenses	220,060	(2,622,665)
Deferred revenues – DWI	(850,316)	521,274

Net Cash Provided by Operating Activities	720,313	8,818,705

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties	(3,046,667)	(2,110,641)
Other capital expenditures	(220,969)	(130,951)
(Increase) decrease in notes receivable	0	(1,502)

Net Cash Provided (Used) by Investing Activities	($ 3,267,636)	($2,243,094)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,750,000	0
Principal payments on long-term debt	0	(4,952,089)

Net Cash Provided (Used) by Financing Activities	1,750,000	(4,952,089)

Net increase in cash and cash equivalents	(797,323)	1,623,522

Cash at beginning of year	3,131,859	2,106,841

Cash at end of period	$ 2,334,536	$ 3,730,363

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 52,662	$ 51,029

Cash paid for taxes	$ 70,377	$ 343,475
See notes to consolidated financial statements.

ROYALE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1- In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented.  The results of operations for the nine month period is not, in management's opinion, indicative of the results to be expected for a full year of operations.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

Note 2  -  Earnings Per Share (SFAS 128)

Basic and diluted earnings per share are calculated as follows:

	Nine Months Ended September 30, 2002
	Income Numerator	Shares Denominator	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ (369,645)	5,033,101	$ (.07)
Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	222,680	00

Net income available to common stock	$ (369,645)	5,255,781	$ (.07)

	Nine Months Ended September 30, 2001
	Income Numerator	Shares Denominator	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 5,321,798	5,033,101	$ (1.06)
Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	276,360	(.06)

Net income available to common stock	$ 5,321,798	5,309,461	$ 1.00

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the nine months ended September 30, 2002, we had a net loss of $369,645, a $5,691,443 decrease from the net profit of $5,321,798 in the first nine months of 2001.  Total revenues for the period in 2002 were $8,328,571, a decrease of $5,044,401 or 37.7% from the total revenues of $13,372,972 in 2001.  Weattribute this reduction in revenues to a decrease in oil and gas sales resulting from lower natural gas prices received during the first nine months of 2002 when compared to the first nine months of 2001.  Revenues from oil and gas production fell by 58.3% from $7,639,243 to $3,182,545, as natural gas prices in northern California decreased, compared to the historically high prices received in early 2001.

Total operating expenses for the period were $8,628,410, an increase of $1,283,006 or 17.5% from the operating expenses of $7,345,404 during the period in 2001.  The increase was primarily due to the drilling of twelve wells during the period, nine of which were productive, compared to drilling nine wells during the first nine months of 2001, seven of which were productive.

Oil and gas lease operating expenses increased by $204,608, or 21.8%, to $1,144,995 for the nine months ended September 30, 2002, from $940,387 for the same period in 2001, mainly because we plugged and abandoned five non-producing wells during the first nine months of 2002.  In addition, the number of wells we operated increased in the first nine months of 2002 when compared to the first nine months of 2001, due to the successful wells being drilled and placed into production during the year in 2001 and 2002.

Turnkey drilling revenues for the nine months ended September 30, 2002 were $4,673,519 which were offset by drilling and development costs of $2,961,618.  For the same period in 2001, turnkey drilling revenues were $5,195,055, while drilling and development costs were $2,200,800.  This represents a decrease in revenues of $521,536 or 10% and an increase in costs of $760,818 or 34.6%.   The decrease in turnkey drilling revenues was due to a decrease in direct working interest sales for the first nine months of 2002 when compared to the same period in 2001.  The increase in drilling and development costs was due to drilling twelve wells during the period in 2002 while we drilled nine during the period in 2001.

The aggregate of supervisory fees and other income was $472,507 for the nine months ended September 30, 2002, a decrease of $66,167 (12.3%) from $538,674 during the same period in 2001.  This decrease was mainly attributable to a decrease in interest income received during first nine months of 2002 when compared to the same period in 2001.  We had less cash equivalents on hand to earn interest during the first nine months of 2002 than in 2001, because of decreased revenue from gas production and increased expenditures for drilling.

Depreciation, depletion and amortization expense decreased to $1,072,917 from $1,107,189, a decrease of $34,272 (3.1%) for the nine months ended September 30, 2002, as compared to 2001.  This decrease in expense can be attributed to the reduced the carrying value of some oil and gas assets due to impairment charges taken during the year in 2001.

General and administration expenses increased by $311,416, or 19.8%, from $1,576,314 for the nine months ended September 30, 2001 to $1,887,730 for the same period in 2002.  Legal and accounting expense increased to $879,022 for the period, compared to $513,701 for the first nine months of 2001, a $365,321 (71.1%) increase, because of increased litigation costs during the first nine months of 2002.  Marketing expense for the nine months ended September 30, 2002, decreased $58,083 or 7.9%, to $682,128, compared to $740,211 for the same period in 2001.  Marketing expense varies from period to period according to the number of marketing events attended by personnel and associated travel costs.

We periodically assess the value of significant proved and unproved properties and charge impairments of value to expense.  As a result of this assessment, $266,802 was recorded as a lease impairment in the first nine months of 2001 while no impairments were recorded during the period in 2002.

During 2002, we extended an existing credit line from a major commercial bank.  Due to an increase in borrowings pursuant to this credit line, interest expense increased to $69,806 for the nine months ended September 30, 2002 from $51,029 for the same period in 2001, an $18,777 or 36.8% increase.

CAPITAL RESOURCES AND LIQUIDITY:

At September 30, 2002, we had current assets totaling $5,907,738 and current liabilities totaling $5,653,736, netting a $254,002 working capital reserve, exclusive of unused credit.  We had cash and cash equivalents at September 30, 2002 of $2,334,536 compared to $3,131,859 at December 31, 2001.  During the period ending September 30, 2002, we drew $1,750,000 from our credit line to meet our drilling schedule.  We expect to generate sufficient cash from operations during the remainder of 2002 to fund operating and capital expenditure requirements.  Our available but unused line of committed bank credit totaled approximately $815,000 at September 30, 2002.

OPERATING ACTIVITIES.  For the nine months ended September 30, 2002, cash provided by operating activities totaled $720,313 compared to $8,818,705 provided by operating activities for the same period in 2001, mainly because of decreased natural gas prices and sales during the period in 2002.

INVESTING ACTIVITIES.    Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $3,267,636 for the first nine months of 2002, compared to $2,243,094 used by investing activities for the same period in 2001.  The increase in cash used was mainly due to the increase in the number of wells drilled during the period in 2002 when compared to the wells drilled during the period in 2001.

FINANCING ACTIVITIES.   For the nine months ended September 30, 2002, net cash provided by financing activities was $1,750,000, which we drew from our bank credit line, compared to cash used by financing activities for the same period in 2001 of $4,952,089.  During the period in 2001, we were reducing our bank borrowings.
Item 3.	Disclosure Controls and Procedures

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of our management, including the our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2002.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2002.

PART II.         OTHER INFORMATION

Item 1.	Legal Proceedings

Buck et al. v. Royale Energy et al (Southern District of California Federal District Court, Case Number 00-CV-1499-K (NLS))

On May 23, 2002, the Federal District Court for the Southern District of California granted Royale Energy's motion to dismiss this lawsuit with prejudice on grounds that the plaintiffs had failed to prosecute it with due diligence.  Some, but not all, of the plaintiffs have since decided to pursue an appeal of the court's dismissal of the case.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on July 11, 2002.  At the meeting, the shareholders voted to re-elect each of our seven directors to serve until the 2003 annual meeting.  The board of directors and management had solicited proxies in favor of each of the proposals and election of the directors.  No proxies were solicited in opposition to any proposal nor opposing the nominees for director that were recommended by the board, and the following seven directors were re-elected:  Harry E. Hosmer, Donald H. Hosmer, Stephen M. Hosmer, Rodney Nahama, Oscar A. Hildebrandt, Gilbert C.L. Kemp, and George Watters.  Each director was re-elected by a vote of 4,181,920 in favor out of 4,188,309 cast, a margin of approval of 94.9%.

The shareholders also voted to approve the appointment of Brown Armstrong Paulden McCown  Hill Starbuck & Keeter Accountancy Corporation as our independent accountants by a vote of 4,176,541 in favor out of 1,888,309 cast, a margin of approval of 94.8%.

Item 6.  Exhibits and Reports on Form 8-K

a.         Exhibits.

99.1 Certification pursuant to 18 U.S.C. § 1350

b.         Reports on Form 8-K.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: November 13, 2002	Stephen M. Hosmer, Chief Financial Officer
Stephen M. Hosmer, Chief Financial Officer

Certifications

I, Donald H. Hosmer, President and Chief Executive Officer of Royale Energy, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Royale Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	Donald H. Hosmer, President and Chief Executive Officer
Donald H. Hosmer, President and Chief Executive Officer

I, Stephen M.. Hosmer, Chief Financial Officer of Royale Energy, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Royale Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	Stephen M. Hosmer, Chief Financial Officer
Stephen M. Hosmer, Chief Financial Officer