Form 10KSB
period 2002-12-31
ROYALE ENERGY INC
filed 2003-04-15
CIK 864839

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002	Commission File No. 0-22750

ROYALE ENERGY, INC. (Name of Small Business Issuer in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State issuer's revenues for its most recent fiscal year:  $12,439,888.

At December 31, 2002, there were 3,154,257 outstanding shares of registrant's Common Stock held by non-affiliates, with an aggregate market value of approximately $16,591,392, based on the closing Nasdaq price on that date.

At December 31, 2002, a total of 5,030,101 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:   None

Exhibit Index appears on page 23.

TABLE OF CONTENTS

Part I
Item 1.	Description of Business	1
	Plan of Business	2
	Competition, Markets and Regulation	4
Item 2.	Description of Property	5
	Northern California	6
	Developed and Undeveloped Leasehold Acreage	6
	Drilling Activities	6
	Production	7
	Net Proved Oil and Natural Gas Reserves	7
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	9
		9
Part II
Item 5.	Market Price of Royale Energy's Common Stock and Related Stockholder Matters	9
	Dividends	9
	No Recent Sales of Equity Securities	9
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
	Critical Accounting Policies	10
	Results of Operations for the Twelve Months Ended December31, 2001, as Compared to the Twelve Months Ended December 31, 2000	11
	Capital Resources and Liquidity	13
Item 7.	Financial Statements and Supplementary Data	15

Part III
Item 9.	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act	15
	Compliance with Section 16(a) of the Exchange Act	18
Item 10.	Executive Compensation	18
	No Stock Options Were Granted in 2001	19
	Aggregated 2001 Option Exercises and Year-End Values	19
	Compensation of Directors	20
Item 11.	Security Ownership of Certain Beneficial Owners and Management	20
	Common Stock	20
	Preferred Stock	22
Item 12.	Certain Relationships and Related Transactions	21
Item 13.	Exhibits, Lists, and Reports on Form 8-K	23
Signatures	24
Certifications	25
Financial Statements	F-1

ROYALE ENERGY, INC.

PART I

Item 1. Description of Business

Royale Energy, Inc. ("Royale Energy"), is an independent oil and natural gas producer. Royale Energy's principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale Energy. Royale Energy was incorporated in California in 1986 and began operations in 1988. Royale Energy's Common Stock is traded on the Nasdaq National Market System (symbol ROYL). On March 1, 2003, Royale Energy had 20 full time employees.

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

During its fiscal year ended December 31, 2002, Royale Energy continued to explore and develop natural gas properties in northern California. Royale Energy drilled sixteen wells in 2002, thirteen of which are currently commercially productive wells. One well is waiting on completion. In 2002, five previously drilled wells were not producing because they were awaiting further equipment or production arrangements to begin or recommence operations, such as production equipment or pipeline easements. Royale Energy's estimated total natural gas reserves increased from approximately 13.2 Bcfe (billion cubic feet equivalent) at December 31, 2001 to approximately 14.0 Bcfe at December 31, 2002. According to the reserve report furnished to Royale Energy by WZI, Inc., Royale Energy's independent petroleum engineers, the net present value of its proved developed and undeveloped reserves was more than $24.6 million at December 31, 2002, based on natural gas prices ranging from $3.26 per Mcf to $4.85 per Mcf. Of course, net present value does not represent the fair market value of our reserves on that date, and we cannot be sure what return we will eventually receive on our reserves. The engineer determined our standard measure of discounted future net cash flows at December 31, 2002, to be $17,214,894.

Royale Energy reported gross revenues in connection with the drilling of wells on a "turnkey contract" basis, or sales of fractional interests in undeveloped wells, in the amount of $6,890,431 for the year ended December 31, 2002, which represents 55.4% of its total revenues for the year.

In the year ended 2001, Royale Energy reported $6,703,452 gross revenues from turnkey drilling operations for the year, representing 42.3% of Royale Energy's total revenues for that year. These amounts are offset by drilling expenses and development costs of $4,156,239 in 2002, and $3,065,747 in 2001. In addition to Royale Energy's own engineering staff, Royale Energy hires independent contractors to drill, test, complete and equip the wells that it drills.

Approximately 39.6% of Royale Energy's total revenue for the year ended December 31, 2002 came from oil and natural gas sales from production of its wells ($4,930,278). In 2001, this amount was $8,452,282, which represented 53.3% of Royale Energy's total revenues.

Plan of Business

Royale Energy acquires interests in oil and natural gas reserves and sponsors private joint ventures. Royale Energy believes that its shareholders are better served by diversification of its investments among individual drilling prospects. Through its sale of joint ventures, Royale Energy can acquire interests and develop oil and natural gas properties with greater diversification of risk and still receive an interest in the revenues and reserves produced from these properties. By selling some of its working interest in most projects, Royale Energy decreases the amount of its investment in the projects and diversifies its oil and gas property holdings, to reduce the risk of concentrating a large amount of its capital in a few projects that may not be successful.

After acquiring the leases or lease participation, Royale Energy drills or participates in the drilling of development and exploratory oil and natural gas wells on its property. Royale Energy pays its proportionate share of the actual cost of drilling, testing, and completing the project to the extent that it retains all or any portion of the working interest.

Royale Energy also may sell fractional interests in undeveloped wells to finance part of the drilling cost. A drilling contract that calls for a company to drill a well, for a fixed price, to a specified depth is called a "turnkey contract." When Royale Energy sells fractional interests to raise capital to drill oil and natural gas wells, generally it agrees to drill these wells on a turnkey contract basis, so that the holders of the fractional interests prepay a fixed amount for the drilling and completion of a specified number of wells. Under a turnkey contract, Royale Energy recognizes gross revenue for the amount paid by the purchaser and agrees to pay the expense of drilling and development of the well for the participants. Sometimes the actual drilling and development costs are less than the fixed amount that Royale Energy received from the fractional interest sale.

When Royale Energy authorizes a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who execute a contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, geological and geophysical costs, and other costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is held and reported by Royale Energy as deferred revenue until the well is spudded (begun). Drilling is generally completed within 7 - 14 days. The deferred revenue is referred to as "remaining funds" in Royale Energy's disclosure. See Note 1 to Royale Energy's Financial Statements on page F-7. Royale Energy maintains internal records of the expenditure of each investor's funds for drilling projects.

Royale Energy generally operates the wells it completes. As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements. For the year ended December 31, 2002, Royale Energy earned gross revenues from operation of the wells in the amount of $619,179, representing 5.0% of its total revenues on a consolidated basis for that year. In 2001, the amount was $702,539, which represented 4.4% of the consolidated total revenues. As of December 31, 2002, Royale Energy holds working interests in 78 gas wells in California, with locations ranging from Tehama County in the north to Kern County in the south.

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

Natural gas demand and the prices paid for gas are seasonal. In recent years, natural gas demand and prices in Northern California have decreased during the fall and winter and risen in the spring and summer, reflecting increased electricity consumption. In the winter and spring of 2001, a gas shortage in Northern California caused dramatic rises in the price Royale Energy received for its gas production. The high prices in the first half of 2001 materially increased Royale Energy's revenues from gas production and sales in that period. Gas prices fell again in the summer of 2001. In the second half of 2001 and for most of 2002, gas prices receded to near historic levels. Gas prices rose again in late 2002, resulting in increased production income to Royale Energy in the fourth quarter of 2002. Royale Energy does not expect natural gas prices to return to their winter 2001 levels in the foreseeable future.

Affiliated Entities

On December 31, 2002, Royale Petroleum Corporation ("RPC") owned 31.6% of Royale Energy's Common Stock (including rights to purchase shares pursuant to warrants). RPC is owned equally by Donald H. Hosmer and Stephen M. Hosmer, who are brothers. Donald H. Hosmer is president and director of Royale Energy, and Stephen Hosmer is executive vice president, chief financial officer and director of Royale Energy. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer, chairman of Royale Energy's board of directors. See, Security Ownership of Certain Beneficial Owners and Management on page 20. RPC is a predecessor and affiliate of Royale Energy. RPC is a Delaware corporation formed in 1985.

Royale Energy had no subsidiaries at December 31, 2002.

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

Since 1993, Royale Energy has concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern California. In 2002, Royale Energy drilled nine wells in northern and central California, all of which were commercially productive wells. Royale Energy also participated in drilling seven wells in Texas. One well was waiting on completion.

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

In December of 2000, Royale Energy entered into an agreement with BankOne, Texas, NA ("Bank One"), in which BankOne assumed the revolving line of credit that was originally extended to Royale Energy by Hibernia National Bank. Under the terms of the agreement, from time to time, Royale Energy may borrow, repay, and reborrow money from Bank One with a total credit line of $15,000,000. The maximum allowable amount of each credit request is governed by a formula in the agreement. The initial maximum allowable amount was $6,000,000. At December 31, 2002, Royale Energy owed $3,500,000 under this credit line. In January 2003, Royale Energy replaced its Bank One credit line with a credit agreement from Guaranty Bank, FSB, which assumed the revolving line of credit from BankOne, on substantially similar terms.

Following is a discussion of Royale Energy's significant oil and natural gas properties. Reserves at December 31, 2002, for each property discussed below, have been determined by WZI, Inc., registered professional petroleum engineers, in accordance with its report submitted to Royale Energy on March 6, 2003 (the most recent report available).

Northern California

Royale Energy owns lease interests in 15 gas fields with locations ranging from Tehama County in the north to Kern County in the south, in the Sacramento and San Joaquin Basins in northern California. At December 31, 2002, Royale Energy operated 79 wells in Northern California, and its estimated total proved developed and undeveloped reserves in Northern California were approximately 14.0 Bcfe, according to Royale Energy's independently prepared reserve report.

Developed and Undeveloped Leasehold Acreage

As of December 31, 2002, Royale Energy owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	17,129.55	11,474.63	14,592.07	14,592.07
All other States	1,036.96	178.08	320.00	160.00
Total	18,166.51	11,652.71	14.912.07	17,752.07

Drilling Activities

The following table sets forth Royale Energy's drilling activities during the years ended December 31, 2000, 2001 and 2002. All wells are located in the Continental U.S., in California, Texas, and Oklahoma.

Year	Type of Well(a)	Gross Wells(b)	Net Wells(e)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)
2000	Exploratory	2	2	-	.4104	-
	Developmental	7	6	1	2.7971	.5295

2001	Exploratory	5	3	2	1.4311	.6682
	Developmental	6	5	1	1.8565	.6082

2002	Exploratory	8	5	3	1.5663	2.2042
	Developmental	8	8	-	3.1663	-

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

(c) A producing well is one that produces oil and/or natural gas that is being purchased on the market

(d) A dry well is a well that is not deemed capable of producing hydrocarbons in paying quantities.

(e)           One "net well" is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as a whole number or a fraction.

As of December 31, 2002, Royale Energy had 54 gross (29.59 net) currently producing natural gas wells.

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

	2002	2001	2000
NET VOLUME
Oil (Bbl)	8,0853	1,893	596
Gas (Mcf)	1,602,780	1,371,286	1,161,513
Mcfe	1,683,630	1,390,216	1,167,473

AVERAGE SALES PRICE
Oil (Bbl)	$ 22.84	$ 26.55	$ 23.59
Gas (Mcf)	$ 2.95	$ 6.12	$ 5.32

Net Production Costs & Taxes	$ 1,450,893	$ 1,266,245	$ 936,841

Lifting Costs (per Mcfe)	$ 0.86	$ 0.91	$ 0.60

Net Proved Oil and Natural Gas Reserves

As of December 31, 2002, Royale Energy had proved developed reserves of 9,719 MMcf and total proved reserves of 12,785 MMcf of natural gas on all of the properties Royale Energy leases. For the same period, Royale Energy also had proved developed oil reserves of 50 Mbbl and total proved oil reserves of 124 Mbbl.

Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data.

Common assumptions include such matters as the real extant and average thickness of a particular reservoir, the average porosity and permeability of the reservoir, the anticipated future production from existing and future wells, future development and production costs and the ultimate hydrocarbon recovery percentage. As a result, oil and gas reserve estimates and discounted present value estimates are frequently revised in subsequent periods to reflect production data obtained after the date of the original estimate. If the reserve estimates are inaccurate, production rates may decline more rapidly than anticipated, and future production revenues may be less than estimated.

Additional data relating to Royale Energy's oil and natural gas properties is disclosed in Supplemental Information About Oil and Gas Producing Activities (Unaudited), attached to Royale Energy's Financial Statements, beginning on page F-1. The oil and natural gas reserve information disclosed in the supplement to the financial statements are based upon the reserve reports for the years ended December 31, 2002 and 2001, prepared by Royale Energy's independent reserve engineering consultants.

Item 3.	Legal Proceedings

Buck, et al., v. Royale Energy, et al., No. C 00-CV-1499-K (NLS), U.S. District Court, Southern District of California. On December 10, 1999, a suit was filed against Royale Energy and certain of its officers and former officers in U.S. District Court for the Northern District of California. In July 2000, the court granted Royale Energy's motion to transfer the case to the US District Court for the Southern District of California. In May 2002, the Court dismissed the case in its entirety. Some, but not all, of the former plaintiffs chose to appeal the dismissal. The appeal is pending in the Ninth Circuit Court of Appeal. A number of the original plaintiffs have dismissed their appeal, and Royale Energy expects that additional plaintiffs will also dismiss their appeal. If one or more former plaintiffs elect to pursue this appeal, Royale Energy will vigorously oppose the appeal.

Blue Star Resources, et al.,v. Royale Energy, Inc., No. 49460, Superior Court of Tehama County, California. On October 12, 2001, Blue Star Resources, Inc. and others filed suit against Royale Energy over whether plaintiffs failed to consent to drilling operations that resulted in commercially productive wells drilled by Royale Energy and thereby lost their rights to working interests in the wells. On April 9, 2001, Royale's motion to dismiss the breach of fiduciary duty and slander of title claims for relief was granted by the Honorable Edward J. Garcia. On May 7, 2002, Judge Garcia granted Royale's motion for partial summary judgment regarding one particular well, which was a substantial portion of Blue Star's claims. On August 26, 2002, Judge Garcia granted Royale's motion for partial summary judgment as to other claims. In April 2003, the parties agreed to a confidential settlement in which plaintiffs' remaining claims would be dismissed

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market Price of Royale Energy's Common Stock and Related Stockholder Matters

Since 1997 Royale Energy's Common Stock has been traded on the Nasdaq National Market System under the symbol "ROYL." As of December 31, 2002, 5,030,101 shares of Royale Energy's Common Stock were held by approximately 2,800 shareholders. The following table reflects high and low quarterly sales prices from January 2001 through December 2002.

1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	High	Low	High	Low	High	Low	High	Low
2001	7.88	5.50	21.00	6.56	17.19	6.70	9.50	4.02
2002	12.36	4.90	12.75	4.02	6.25	3.55	6.50	3.50

Dividends

On March 18, 2002, Royale Energy's board of directors declared a 15% stock dividend to its security holders of record as of May 31, 2002. The dividend increased the number of shares of common stock outstanding and those issuable on exercise of all outstanding warrants and options and on conversion of all outstanding shares. The dividend increased the number of outstanding common shares by 652,959 shares to 5,029,473 shares (not including shares that may be issued on the exercise of options and warrants and on the conversion of preferred stock).

Recent Sales of Equity Securities

In March 2002, Royale Energy granted 6,900 shares (as adjusted for the stock dividend issued in May 2002) of restricted stock to its employees as compensation for services. The stock was issued in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Royale Energy's Financial Statements and Notes thereto and other financial information relating to Royale Energy included elsewhere in this document.

For the past nine years, Royale Energy has primarily acquired and developed producing and non-producing natural gas properties in Northern California. The most significant factors affecting the results of operations are (i) changes in the sales price of natural gas, (ii) recording of turnkey drilling revenues and the associated drilling expense, and (iii) the change in natural gas reserves owned by Royale Energy.

Critical Accounting Policies

Royale Energy's financial statements include its pro rata ownership of wells. Royale Energy usually sells a portion of the working interest in each lease that it acquires to third party investors and retains a portion of the prospect for its own account. Royale Energy generally retains about a 50% working interest. All results, successful or not, are included at its pro rata ownership amounts: revenue, expenses, assets, and liabilities.

Royale Energy has developed two profit-oriented segments of business: marketing direct working interests (DWI), and producing oil and gas.

Revenue Recognition

Royale Energy derives DWI revenue from sales of working interests to high net worth individuals. The DWI revenue is divided into payments for pre-drilling costs and for drilling costs. DWI investments are non-refundable. Royale Energy recognizes the pre-drilling revenue portion when the investor deposits money with Royale Energy. The company holds the remaining investment in trust as deferred revenue until the well is spudded (begun). Occasionally, spudding is delayed due to the permitting process, or drilling rig availability. At December 31, 2002 and 2001, Royale Energy had deferred drilling revenue of $2,566,188 and $2,740,991, respectively. Gross profit from this line of business declined from 54% in the fiscal year ended December 31, 2001, to 37% in the nine months ended September 30, 2002.

The second business segment is oil and gas production. Over 80% of Royale Energy's successful wells produce gas in Northern California. Natural gas flows from the wells into gathering line systems, which are equipped occasionally with compressor systems, which in turn flow into metered customer pipelines. Monthly, price data and daily production are used to compute the compensation due to Royale Energy and other working interest owners. Royale Energy operates virtually all of its own wells and receives industry standard operator fees.

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

Impairment Of Assets

Producing property costs are evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard No. 121 (SFAS 121, as amended by SFAS 144) "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of." Impairment of non-producing leasehold costs and undeveloped mineral and royalty interests are assessed periodically on a property-by-property basis, and any impairment in value is currently charged to expense.

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

Results of Operations for the Twelve Months Ended December 31, 2002, as Compared to the Twelve Months Ended December 31, 2001

For the year ended December 31, 2002, we had a net loss of $137,036, a $3,883,560 decrease compared to the net profit of $3,746,524 achieved during the year in 2001. Total revenues for the year in 2002 were $12,439,888, a decrease of $3,418,385 or 21.6% from the total revenues of $15,858,273 in 2001. We attribute this reduction in revenues to a decrease in oil and gas sales resulting from lower natural gas prices received during the year in 2002 when compared to 2001. For the year in 2002, revenues from oil and gas production decreased by 41.7% from $8,452,282 to $4,930,278, as natural gas prices in California decreased, compared to the high prices received in early 2001. The net sales volume for the year ended December 31, 2002, was 1,602,780 Mcf with an average price of $2.95 per Mcf, versus 1,371,286 Mcf with an average price of $6.12 per Mcf for 2001, which represents an increase in net sales volume of 231,494 Mcf or 16.9%. The net sales volume for oil and condensate (natural gas liquids) production was 8,085 barrels with an average price of $22.84 per barrel for the period ended December 31, 2002, compared to 1,893 barrels at an average price of $26.55 per barrel for the same period in 2001, which represents an increase in net sales volume of 6,192 barrels or 327.1%.

Oil and gas lease operating expenses increased by 14.6% or $184,648, to $1,450,893 for the year ended December 31, 2002, from $1,266,245 for the same period in 2001, primarily because we plugged and abandoned five non-producing wells during the year in 2002. In addition, the number of wells we operated increased during 2002 when compared to 2001, due to the successful wells being drilled and placed into production during 2001 and 2002. When measuring lease operating costs on a production or lifting cost basis, in 2002, the $1,450,893 equates to a $0.86 per mcfe lifting cost versus a $0.91 per mcfe lifting cost in 2001, a 5.5% decrease. For 2002, our gross margin, or profit, on oil and gas production (excluding drilling and development costs) was 70.6%, compared to 85% in 2001.

For the year ended December 31, 2002, turnkey drilling revenues increased $186,979, to $6,890,431 in 2002 from $6,703,452 in 2001, or 2.8% for the year. We also had a $1,090,492 or 35.6% increase in turnkey drilling and development costs from $3,065,747 in 2001 to $4,156,239 in 2002. This increase in turnkey revenues and costs was due to drilling sixteen wells during the year in 2002 while we drilled eleven during the year in 2001. Our gross margins, or profits, on drilling depend on our ability to accurately estimate the costs associated with the development of projects in which we sell working interests. Costs associated with contract drilling depend on location, well depth, weather, and availability of drilling contractors and equipment. Our gross margin on drilling was 39.7% and 54.3% for the years ended December 31, 2002 and 2001, respectively.

The aggregate of supervisory fees and other income was $619,179 for the year ended December 31, 2002, a decrease of $83,360 (11.9%) from $702,539 during 2001. This decrease was mainly attributable to a decrease in interest income received during the year in 2002 when compared to the same period in 2001. We had less cash and cash equivalents on hand to earn interest during 2002, because of decreased revenue from gas sales and increased expenditures for drilling. Supervisory fees are charged in accordance with the Council for Petroleum Accountants Societies (COPAS) policy for reimbursement of expenses associated with the joint accounting for billing, revenue disbursement, and payment of taxes and royalties. These charges are reevaluated each year and adjusted up or down as deemed appropriate by a published report to the industry by Ernst & Young, Public Accountants. Supervisory fees increased $64,606 or 17.1%, from $377,908 in 2001 to $442,514 in 2002.

Depreciation, depletion and amortization expense increased to $1,694,027 from $1,282,640, an increase of $411,387 (32.1%) for 2002, compared to 2001. The depletion rate is calculated using production as a percentage of reserves, and the increase in depletion was mainly due to the increase in gas production during 2002.

Impairment losses of $596,222 and $2,062,028 were recorded in 2002 and 2001, respectively. We periodically review for impairment proved properties on a field by field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value. We determine if an impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values.

We also reevaluated our inventory of geological lease and land costs, which had been previously capitalized, in order to write off those prospects which may be no longer viable. As a result, $28,566 of previously capitalized costs were written off and recorded as geological and geophysical expense during 2002 compared with $56,806 written off in 2001, a $28,240 or 49.7% decrease.

General and administrative expenses increased by $367,220, or 14.9%, from $2,459,758 for the year ended December 31, 2001 to $2,826,978 for the same period in 2002. We can attribute this increase to higher employee salaries management compensation and related expenses. Legal and accounting expense increased to $1,055,244 for the year, compared to $644,812 for 2001, a $410,432 (63.7%) increase. The increase can be attributed to the higher litigation costs during the year in 2002 when compared to 2001. Marketing expense for the year ended December 31, 2002, decreased $129,882 or 15.3%, to $718,841, compared to $848,723 for 2001. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

During the year in 2002, due to an increase in borrowings under our commercial bank credit line, interest expense increased to $105,405 for the year ended December 31, 2002 from $54,455 for the same period in 2001, a $50,950 or 93.6% increase.

Capital Resources and Liquidity

At December 31, 2002, Royale Energy had current assets totaling $7,849,092 and current liabilities totaling $8,597,234, a $748,142 working capital deficit, exclusive of unused credit. We had cash and cash equivalents at December 31, 2002 of $2,229,944 compared to $3,131,859 at December 31, 2001.

Our capital expenditure commitments occur as we decide to drill wells to develop our prospects. We generally do not decide to drill any prospect until we have sold enough of the working interest in a prospect to third parties to assure that we have sufficient funds on hand to drill each prospect. We place funds that we receive from third party investors into a separate cash account until they are required for expenditures on each well. We have only negligible capital expenditure needs in addition to those needs that are satisfied from selling part of the working interest in prospects. We have not, in past years, experienced shortages of funds needed to satisfy our capital expenditure requirements. We expect that our available credit and cash flows from operations will be sufficient for capital expenditure needs beyond those satisfied from sales of working interests.

We ordinarily fund our operations and cash needs from current revenues from operations. During the fourth quarter of each year, we receive a large percentage of the revenue generated by our sales of working interests to third parties, as individual high net worth investors make investments according to their own year end financial planning. We also incur a large percentage of our costs for drilling activities in the third and fourth quarters of each year. We believe that we have sufficient liquidity for the remainder of 2003 and do not foresee any liquidity demands that cannot be met from cash flow from operations.

Occasionally we borrow from banks, using our oil and gas properties as security. In 2002, we drew $1,500,000 from our credit line to meet our drilling schedule. We also borrow for the purpose of acquiring oil and gas properties. We have repaid such borrowings from operating income. Unused available credit from our bank totaled approximately $1,065,000 at December 31, 2002.

Accounts receivable rose only slightly in 2002, from $3,525,038 at December 31, 2001, to $3,736,236 at December 31, 2002. Our accounts receivable consist mainly of amounts due to us from sales of natural gas. So long as prices remain fairly stable, our accounts receivable tend to remain stable.

In 2000, 2001 and 2002, we had a revolving line of credit under a loan agreement with Bank One, Texas, N. A. We had outstanding indebtedness under this agreement of $2,000,000 at December 31, 2001 and $3,500,000 at December 31, 2002. It was secured by all of our oil and gas properties. The loan agreement also contained certain restrictive covenants, including the prohibition of payment of dividends on our stock (other than dividends paid in stock). The loan agreement contained covenants that, among other things, we must:

- maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization to debt service requirements of at least 1.25 to 1.00;
- maintain a ratio of current assets to current liabilities of at least 1.00 to 1.00; and
- maintain a tangible net worth as of the close of each fiscal quarter of at least $6,086,850 as of September 30, 2000, plus 50% of positive quarterly net income thereafter.

In January 2003, Royale Energy replaced the BankOne credit agreement with one from Guaranty Bank, FSB. The new credit agreement contains the same restrictive covenants as the prior agreement, except that the minimum tangible net worth requirement has been raised to at least $8,188,000 as of September 30,2002, plus 50% of positive quarterly net income thereafter. Royale Energy was in compliance with all covenants at March 31, 2003.

Operating Activities. For the year ended December 31, 2002, cash provided by operating activities totaled $2,838,968 compared to $7,828,340 provided by operations for 2001 which represents a $4,989,372 or 63.7% decrease, mainly because of decreased natural gas prices and sales during the year in 2002.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $5,240,883 for the period in 2002, compared to $3,851,233 used by investing activities for 2001. The increase in cash used was mainly due to the drilling of sixteen wells during the year in 2002, when compared to the drilling of eleven wells during the year in 2001.

Financing Activities. For the year ended December 31, 2002, net cash provided by financing activities was $1,500,000, which we drew from our bank credit line, compared cash used by financing activities for the year in 2001 of $2,952,089. Cash used during 2001 resulted from reducing our bank borrowings.

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

The following persons currently serve as the directors and executive officers of Royale Energy, its subsidiaries and affiliated companies.

Name	Age	First Became Director or Executive Officer	Positions Held
Harry E. Hosmer*	71	1986	Chairman of the Board
Donald H. Hosmer+	48	1987	President, Secretary and Director Chairman of the Board and President of Royale Petroleum Corporation ("RPC")
Stephen M. Hosmer+	35	1996	Executive Vice President, Chief Financial Officer and Director Secretary and Director of RPC
Oscar A. Hildebrandt*+	66	1995	Director
Rodney Nahama	70	1994	Director
Gilbert Kemp	68	1998	Director
George M. Watters*+	82	1991	Director

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

STEPHEN M. HOSMER is Executive Vice President, Chief Financial Officer and Director of Royale Energy. Mr. Hosmer joined Royale Energy as the Management Information Systems Manager in May 1988, responsible for developing and maintaining Royale Energy's computer software. Mr. Hosmer developed programs and software systems used by Royale Energy. From 1991 to 1995, he served as president of Royale Operating Company, Royale Energy's operating subsidiary. In 1995, he became

Chief Financial Officer of Royale Energy. In 1996, he was elected to the board of directors of Royale Energy. Mr. Hosmer serves on the board of directors of Youth for Christ, a charitable organization in San Diego, California. Stephen M. Hosmer is the son of Harry E. Hosmer and brother of Donald H. Hosmer. He has a B.S. degree from Oral Roberts University in Business Administration and a Master of Business Administration from Pepperdine University.

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

GILBERT C. L. KEMP has, since 2002, served as an independent consultant for seismic operations in the oil and gas industry. He managed the California operations of Western Atlas, Inc., a New York Stock Exchange company from 1998 until 2002. Mr. Kemp was a founding member of 3-D Geophysical, Inc., where he served as Vice President from 1996 until March 1998. In March 1998 3-D Geophysical, whose stock had been listed on the Nasdaq National Market System since February 1996, merged with Western Atlas, Inc. During the years 1987 to 1995, Mr. Kemp served as President and CEO of Kemp Geophysical Corporation, which owned and operated seismic crews in the United States and Canada.

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

		Annual Compensation			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(i)
Name	Year	Salary	Bonus	Other Annual Compensation (1)	All Other Compensation (2)

Donald Hosmer	2002	$156,125	$50,000	$ 2,110	$ 0
President	2001	$143,289	$50,000	$ 2,541	$ 4,000
	2000	$135,046	$10,000	$ 653	$ 2,400

Stephen Hosmer	2002	$132,492	$50,000	$ 1,418	$ 5,340
Exec. V.P. and	2001	$119,656	$50,000	$ 1,757	$ 3,500
CFO	2000	$112,539	$10,000	$ 630	$ 3,300

(1)          Under the terms of a plan adopted by the board of directors in 1989, each of the listed executives has elected to participate in wells drilled by Royale Energy. See, Certain Relationships and Related Transactions on page 22. The costs that they incurred for interests acquired in wells pursuant to this policy are less than would have been the cost of purchasing an equivalent percentage as working interests in these wells which are sold to unaffiliated outside investors. Although the difference between the executives' actual cost and the cost incurred by outside investors possibly could be considered as additional compensation to them, Royale Energy's management does not believe that the amount of such difference should be treated as compensation. At any rate, management believes that the amount of the difference is insignificant. In addition, Royale Energy advanced funds to the executives to pay for their well participation interests. After adoption of the Sarbanes-Oxley Act of 2002, the Company discontinued

making such advances and required the directors to repay all outstanding amounts advanced. The Other Annual Compensation in the foregoing table consists of the amounts which the management believes may be considered income to be imputed from such foregone interest. The imputed interest was estimated using approximate amounts due at the end of each period, as if that amount had been due for the entire period. Royale Energy used the imputed interest rate of 7% simple interest per annum.

(2)        Includes Royale Energy's matching contribution in 2002 for Stephen Hosmer ($5,340) to Royale Energy's retirement savings plan initiated in April 1998. For year ending 2001, includes matching contribution for Donald Hosmer ($4,000) and Stephen Hosmer ($3,500) and for the year ending 2000, includes matching contribution for Donald Hosmer ($2,400) and Stephen Hosmer ($3,300).

Royale Energy does not have employment agreements with any of its executives.

No Stock Options Were Granted in 2002

Royale Energy did not grant any stock options or stock appreciation rights or Long-Term Incentive Plan Awards to its officers or employees during 2002.

Aggregated 2002 Option Exercises and Year-End Values

None of the executive officers named in the Summary Compensation Table exercised any stock options or stock appreciation rights in 2002, 2001, or 2000. The following table summarizes the number and value of all unexercised stock options held by those executive officers at the end of 2001.

(a)	(b)	(c)	(d)	(e)
			Number of SecuritiesUnderlying Unexercised Options/SARs at FY-End	Value of Unexercised In-the- Money Options/SARs at FY- End (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Donald Hosmer, President	-	-	19,838	-	$59,345	-

Stephen Hosmer, CFO	-	-	13,225	-	$39,564	-

(1) Based on a fair market value of $5.26 per share, which was the closing price of Royale Energy's Common Stock in the Nasdaq National Market System on December 31, 2002.

Compensation of Directors

Each director who is not an employee of Royale Energy receives a quarterly fee for his services, which in 2002 was set at $2,500. In addition, Royale Energy reimburses directors for the expenses they incur for their service. No directors received any stock options or stock appreciation rights in 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the ownership of Royale Energy's voting securities as of December 31, 2002, by: (i) each person Royale Energy knows to own beneficially more than 5% of the outstanding shares of each class of equity securities, (ii) each of Royale Energy's directors, and (iii) all of Royale Energy's directors and officers as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.

Common Stock

On December 31, 2002, 5,030,101 shares of Royale Energy's Common Stock were outstanding.

Shares Owned (1)
Shareholder (2)	Number		Percent

Donald H. Hosmer	863,643	(3), (4)	16.60%

Harry E. Hosmer	510,888	(4)	10.05%

Oscar A. Hildebrandt	54,781	(5)	1.08%

Stephen M. Hosmer	857,242	(3), (4)	16.50%

Gilbert C. L. Kemp	6,613		0.42%

Rodney Nahama	18,515		0.37%

George M. Watters	39,675		0.78%

All directors and officers as a group (7 persons)	2,698,473	(3)	49.01%

(1) Includes shares which the listed shareholder has the right to acquire before March 1, 2003, from options or warrants, as follows: Royale Petroleum Corporation 304,909, Donald H. Hosmer 19,838,

Harry E. Hosmer 52,900, Stephen M. Hosmer 13,225, Oscar Hildebrandt 26,450, Rodney Nahama 18,515, George M. Watters 39,675, and all officers and directors as a group (excluding Royale Petroleum Corporation) 170,603.

(2) The mailing address of each listed shareholder is 7676 Hazard Center Drive, Suite 1500, San Diego, California 92108.

(3)         The shares owned by Donald and Stephen Hosmer each include shares owned by Royale Petroleum Corporation ("RPC"). RPC owns 1,684,966 shares (31.58%) of Royale Energy. Donald and Stephen Hosmer each own and have power to vote 50% of RPC's equity securities, so each of them may be deemed to be the beneficial owner of the Common Stock owned by RPC pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended. To illustrate the relative economic and voting interests owned by the directors, the above table attributes 50% of the Royale Energy shares owned by RPC to each of Donald and Stephen Hosmer. The total number of Royale Energy shares owned by RPC (1,684,966 shares) are included in the number of shares both Donald and Stephen Hosmer own and in the number of shares owned by all officers and directors as a group.

(4) Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer, Chairman of the Board.

(5) Includes shares held by a family partnership of which Dr. Hildebrandt is a 50% partner and shares held by a trust of which Dr. Hildebrandt is trustee.

Preferred Stock

Holders of each series of Convertible Preferred Stock have voting rights equal to the number of shares into which they are convertible. None of the Preferred shareholders have the right to vote as much as 5% of the shares entitled to vote when taking into account the total number of both Common and Preferred shares. On December 31, 2002, there were 5,068 shares of Series A and 48,581 shares of Series AA Convertible Preferred Stock outstanding. The shares of each series of Preferred shares are convertible into shares of Royale Energy's Common Stock at the option of the security holder, at the rate of two shares of Convertible Preferred Stock for each share of Common Stock. The Preferred Stock is not registered under the Securities Exchange Act of 1934, and no market exists for the Preferred Stock. The total number of shares of Common Stock issuable on conversion of all outstanding shares of Preferred Stock equals less than 1% of the outstanding Common Stock of Royale Energy. To Royale Energy's knowledge, none of the Preferred shareholders would own more than 1% of Royale Energy's Common Stock, if their Preferred shares were converted to Common shares.

Item 12. Certain Relationships and Related Transactions

In 1989, the board of directors adopted a policy (the "1989 policy") that permits each director and officer of Royale Energy to purchase from Royale Energy, at its cost, up to one percent (1%) fractional interest in any well to be drilled by Royale Energy. When an officer or director elects to make such a purchase, the amount charged per each percentage working interest is equal to Royale Energy's actual pro rata cost of drilling and completion, rather than the higher amount that Royale Energy charges to working interest holders for the purchase of a percentage working interest in a well. Of the current officers and directors, Donald Hosmer, Stephen Hosmer, Harry E. Hosmer, George Watters and Oscar Hildebrandt at various times have elected under the 1989 policy to purchase interests in certain wells Royale Energy has drilled.

Under the 1989 policy, officers and directors may elect to participate in wells at any time up until drilling of the prospect begins. Participants are required to pay all direct costs and expenses through completion of a well, whether or not the well drilling and completion expenses exceed Royale Energy's cost estimates, instead of paying a set, turnkey price (as do outside investors who purchase undivided working interests from Royale Energy). Thus, they participate on terms similar to other oil and gas industry participants or joint venturers. Participants are invoiced for their share of direct costs of drilling and completion as Royale Energy incurs expenses.

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

Donald and Stephen Hosmer each have participated individually in 83 wells under the 1989 policy. The Hosmer Trust, a trust for the benefit of family members of Harry E. Hosmer, has participated in 82 wells.

Donald Hosmer's 2002 investments in wells under the 1989 policy totaled $53,853 in fractional interests in 16 wells. In 2002, Stephen Hosmer purchased fractional interests in 16 wells under the 1989 policy, for a total investment of $51,578.

The Hosmer Trust purchased fractional interests in 16 wells during 2002 for a total investment of $54,565.

Prior to June 1995, Royale Energy had advanced to the participants under the 1989 policy the funds with which to purchase their interests, and the funds would be repaid from future production from the working interests and advances repaid from well production.

Each month, participants are credited with well income and charged with well expenses from producing wells, at the same time as other investors including working interest purchasers. Each officer and director who participates in one or more wells with Royale Energy has a single account to which all charges and income from all wells is credited. Current and former officers and directors were billed $238,502 and $97,261 for their interests for the years ended December 31, 2002 and 2001, respectively. Under the Sarbanes-Oxley Act of 2002, these amounts can no longer be billed to officers and directors. Instead, these amounts are either collected in advance or paid to officers as compensation. Receivables grand fathered (outstanding prior to July 30, 2002) were $243,608 at December 31, 2002. The outstanding amounts have since been repaid.

Royale Energy's Chairman of the Board and former President, Harry E. Hosmer, renders management consulting services to Royale Energy on an ongoing basis. Royale Energy compensated Mr. Hosmer $120,000 for his consulting services in 2002 and pays his medical insurance costs. Mr. Hosmer's consulting services are in conjunction with his service on the board of directors, for which he receives reimbursement of expenses to attend meetings.

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

3.3	Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.2 of Royale Energy's Form 10-SB Registration Statement.

4.1	Certificate of Determination of the Series A Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 of Royale Energy's Form 10-SB Registration Statement.

4.2	Certificate of Determination of the Series AA Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of Royale Energy's Form 10-SB Registration Statement.

10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 of Royale Energy's Form 10-SB Registration Statement.

99.1	Officers' Certifications Pursuant to 18 U.S.C. Sec. 1350

(b)	Reports on Form 8-K

Royale Energy filed no Reports on Form 8-K during the last fiscal quarter of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: April 15, 2003	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Date: April 15, 2003	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2003	By: /s/ Harry E. Hosmer
Harry E. Hosmer
Chairman of the Board of Directors

Date: April 15, 2003	By: /s/ Donald H. Hosmer
Donald H. Hosmer
Director, President and Chief Executive Officer

Date: April 15, 2003	By: /s/ Stephen M. Hosmer
Stephen M. Hosmer
Director and Executive Vice President and Chief Financial Officer (Chief Accounting Officer)

Date:	By:
Oscar A. Hildebrandt
Director

Date: April 15, 2003	By: /s/ Rodney Nahama
Rodney Nahama
Director

Date:	By:
Gilbert Kemp
Director

Date:	By:
George M. Watters
Director

Certification

I, Donald H. Hosmer, Chief Executive Officer of Royale Energy, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Royale Energy, Inc.

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.        Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of Royale Energy, Inc. as of, and for, the periods presented in this annual report.

4.        Royale Energy, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for Royale Energy, Inc. and we have:

           a.         designed such disclosure controls and procedures to ensure that material information relating to Royale Energy, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of Royale Energy, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. Royale Energy, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of Royale Energy, Inc.'s board of directors:

           a.         all significant deficiencies in the design or operation of internal controls which could adversely affect Royale Energy, Inc.'s ability to record, process, summarize and report financial data and have identified for Royale Energy, Inc.'s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in Royale Energy, Inc.'s internal controls.

6.        Royale Energy, Inc.'s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	By:	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Certification

I, Stephen M. Hosmer, Chief Accounting Officer of Royale Energy, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Royale Energy, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.        Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of Royale Energy, Inc. as of, and for, the periods presented in this annual report.

4.        Royale Energy, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for Royale Energy, Inc. and we have:

           a.        designed such disclosure controls and procedures to ensure that material information relating to Royale Energy, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of Royale Energy, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. Royale Energy, Inc.'s other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of Royale Energy, Inc.'s board of directors:

           a.        all significant deficiencies in the design or operation of internal controls which could adversely affect Royale Energy, Inc.'s ability to record, process, summarize and report financial data and have identified for Royale Energy, Inc.'s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in Royale Energy, Inc.'s internal controls.

6.        Royale Energy, Inc.'s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	By:	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer (Chief Accounting Officer)

ROYALE ENERGY, INC. INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements............................................................................................	F-1

Report of Brown Armstrong Paulden McCown Starbuck & Keeter, Independent Auditors..........................................................................................................	F-2

Balance Sheets at December 31, 2002 and 2001..................................................................	F-3

Statements of Income for the Years Ended December 31, 2002 and 2001...............................	F-4

Statements of Stockholders' Equity for the Years Ended December 31, 2002 and 2001...........	F-5

Statements of Cash Flows for the Years Ended December 31, 2002 and 2001........................	F-6

Notes to the Financial Statements......................................................................................	F-7

Supplemental Information About Oil and Gas Producing Activities (Unaudited)........................	F-21

Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

REPORT OF INDEPENDENT AUDITOR

Shareholders and Board of Directors Royale Energy, Inc.

We have audited the accompanying balance sheets of Royale Energy, Inc. (a California corporation) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Royale Energy's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the Untied States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Royale Energy, Inc., as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BROWN ARMSTRONG PAULDEN STARBUCK & KEETER ACCOUNTANCY CORPORATION

Bakersfield, California March 28, 2003

ROYALE ENERGY, INC. BALANCE SHEETS DECEMBER 31, 2002 AND 2001

ASSETS

	2002	2001
Current Assets
Cash and Cash Equivalents	$ 2,229,944	$ 3,131,859
Accounts Receivable	3,736,236	3,525,038
Prepaids	1,819,764	394,522
Inventory	63,148	25,939

Total Current Assets	7,849,092	7,077,358

Investments	275,000	275,000

Oil and Gas Properties (successful efforts basis), Equipment and Fixtures	15,176,635	12,226,001

Total Assets	$ 23,300,727	$ 19,578,359

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$ 6,031,046	$ 3,543,001
Deferred Revenue from Turnkey Drilling	2,566,188	2,740,991

Total Current Liabilities	8,597,234	6,283,992

Long-Term Debt, Net of Current Portion	3,500,000	2,000,000

Total Liabilities	12,097,234	8,283,992

Redeemable Preferred Stock
Series A, Convertible Preferred Stock, No Par Value, 59,250 Shared Authorized; 5,068 and 12,256 Shares Issued and Outstanding.	12,017	29,118

Stockholders' Equity
Common Stock, No Par Value, 10,000,000 Shares Authorized; 5,030,101 and 5,026,004 Shares Issued and Outstanding.	16,692,095	16,671,480
Convertible Preferred Stock, Series AA, No Par Value, 147,500 Shares Authorized; 48,581 and 49,583 Shares Issued and Outstanding	191,813	195,327
Accumulated (Deficit)	(5,611,288)	(5,474,252)

Total Paid in Capital and Accumulated Deficit	11,272,620	11,392,555

Less Cost of Treasury Stock, 20,000 and 26,000 Shares	97,906	127,306
Paid in Capital, Treasury Stock	(16,761)	-

Total Stockholders' Equity	11,203,492	11,294,367

Total Liabilities and Stockholders' Equity	$ 23,300,727	$ 19,578,359

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC. STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
Revenues
Sale of Oil and Gas	$ 4,930,278	$ 8,452,282
Turnkey Drilling	6,890,431	6,703,452
Supervisory Fees and Other	619,179	702,539

Total Revenues	12,439,888	15,858,273

Costs and Expenses
General and Administrative	2,826,978	2,459,758
Geological and Geophysical Expenses	28,566	56,806
Turnkey Drilling Development	4,156,239	3,065,747
Lease Operating	1,450,893	1,266,245
Lease Impairment	596,222	2,062,028
Legal and Accounting	1,055,244	644,812
Marketing	718,841	848,723
Depreciation, Depletion and Amortization	1,694,027	1,282,640

Total Costs and Expenses	12,527,010	11,686,759

Income from Operations	(87,122)	4,171,514

Other Expenses
Interest Expense	105,405	54,455

Income Before Income Tax Expense	(192,527)	4,117,059

Income Tax Expense (Benefit)	(55,491)	370,535

Net Income (Loss)	$ (137,036)	$ 3,746,524

Basic Earnings Per Share	$ (.03)	$ .75

Diluted Earnings Per Share	$ (.03)	$ .71

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC. STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

Common Stock	Preferred Stock Series AA	Treasury Stock

	Shares Outstanding	Amount	Shares Outstanding	Amount	Accumulated Deficit	Shares Outstanding	Amount

Balance at
December 31, 2000	5,022,410	$16,646,480	56,780	$220,327	$ (9,220,776)	26,000	$ (127,306)

Conversion of Preferred
AA to common stock	3,594	25,000	(7,187)	(25,000)	-	-	-

Net income for the year	-	-	-	-	3,746,524	-	-

Balance at
December 31, 2001	5,026,004	16,671,480	49,593	195,327	(5,474,252)	26,000	(127,306)

Conversion of Preferred
A to common stock	3,594	17,101	-	-	-	-	-

Conversion of Preferred
AA to common stock	503	3,514	(1,012)	(3,514)	-	(6,000)	(29,400)

Net loss for the year	-	-	-	-	(137,036)	-	-

Balance at
December 31, 2002	5,030,101	$16,692,095	48,581	$ 191,813	$ 5,611,288	20,000	$ 97,906

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC. STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (137,036)	$ 3,746,524
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation, Depletion, and Amortization	1,694,028	1,282,640
Compensation Expense - Stock Grants	46,161	-
Lease Impairment	596,222	2,062,028
(Increase) Decrease in:
Accounts Receivable	(211,198)	2,955,369
Prepaid Expenses and Other Assets	(1,462,451)	(227,105)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	2,488,045	(3,096,807)
Deferred Revenues - DWI	(174,803)	1,105,691

Net Cash Provided by Operating Activities	2,838,968	7,828,340

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties	(5,240,883)	(3,267,284)
Other Capital Expenditures	-	(583,949)

Net Cash Used by Investing Activities	(5,240,883)	(3,851,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	-	(4,952,089)
Proceeds from Long-Term Debt	1,500,000	2,000,000

Net Cash Provided (Used) by Financing Activities	1,500,000	(2,952,089)

Net Increase (Decrease) in Cash and Cash Equivalents	(901,915)	1,025,018

Cash at Beginning of Year	3,131,859	2,106,841

Cash at End of Year	$ 2,229,944	$ 3,131,859

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid for Interest	$ 105,405	$ 54,455

Cash Paid for Taxes	$ -	$ 533,661

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC. NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Royale Energy, Inc. ("Royale Energy") is presented to assist in understanding Royale Energy's financial statements. The financial statements and notes are representations of Royale Energy's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Description of Business

Royale Energy is an independent oil and gas producer which also has operations in the area of turnkey drilling. Royale Energy owns wells and leases in major geological basins located in California and Texas. Royale Energy offers fractional working interests and seeks to minimize the risks of oil and gas drilling by selling multiple well drilling ventures which do not include the use of debt financing.

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

Joint Ventures

The accompanying financial statements as of December 31, 2002 and 2001, include the accounts of Royale Energy and its proportionate share of the assets, liabilities and results of operations. Royale Energy generally retains an ownership interest of approximately 30% in its joint venture projects. Royale Energy is the operator of the majority of properties in which it has an ownership interest. In connection with the drilling and operation of wells, the Company receives management fees, which are recorded as supervisory fee income.

Revenue Recognition

Royale Energy recognizes revenues from the sales of oil and gas in the period of delivery.

Royale Energy enters into turnkey drilling agreements with investors to develop leasehold acreage acquired by Royale Energy. When Royale Energy authorizes a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who enter a signed contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, intangible drilling costs, and other costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is held and reported by Royale Energy as deferred revenue until the well is spudded (begun). Drilling is generally completed within 7-14 days. If costs exceed revenues and Royale Energy participates as a working interest owner, Royale's proportional share of the excess is capitalized as the cost of Royale Energy's

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

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

Royale Energy performs a periodic review for impairment of proved properties on a field-by-field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value. Royale Energy determines if an impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. Impairment losses of $596,222 and $2,062,028 were recorded in 2002 and 2001, respectively.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Management believes that all accounts receivable as of December 31, 2002 and 2001 are fully collectible. Therefore, no allowance for doubtful accounts is recorded.

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

Earnings (Loss) Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:

For the Year Ended December 31, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Earnings Per Share:
Net loss available to common stock	$ (137,036)	5,027,644	$ (0.03)

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	293,641	-

Net loss available to common stock	$ (137,036)	5,321,285	$ (0.03)

For the Year Ended December 31, 2001

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Earnings Per Share:
Net income available to common stock	$ 3,746,524	5,024,212	$ 0.75

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	279,988	(0.04)

Net income available to common stock	$ 3,746,524	5,304,200	$ 0.71

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

Treasury Stock

The Company records acquisition of its capital stock for treasury at cost. Differences between proceeds for reissuance of treasury stock and average cost are charged to retained earnings or credited thereto to the extent of prior charges and thereafter to capital in excess of par value.

Recently Issued Accounting Pronouncements

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

Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142. Statement No. 141 will require, upon adoption of Statement No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. In connection with the transitional goodwill impairment evaluation, Statement No. 142 will require the Company to perform an assessment, by reporting unit, of whether there is an indication that goodwill is impaired as of the date of adoption. Management believes the Company has one reporting unit. The Company will then have up to six months from the date of adoption to determine the fair value of its reporting unit and compare it to the reporting unit's carrying amount. To the extent the reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which would be measured as of the date of adoption.

The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets such as wells and production facilities. SFAS 143 guidance covers (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS 143 could result in (1) an increase of total liabilities, because more retirement obligations are required to be recognized, (2) an increase in the recognized cost of assets, because the retirement costs are added to the carrying amount of the long-lived asset and (3) an increase in operating expense because of the accretion of the retirement obligation and additional depreciation and depletion. The Company adopted the statement on January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle in January 2003. The adoption of this standard had no material impact on its financial position, results of operations, or cash flows.

In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and therefore were adopted by the Company in 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

Reclassification

Certain amounts in the financial statements have been reclassified to be consistent and comparable from year-to-year.

NOTE 2 - INVESTMENTS

The Company owns 27,500 shares of C&K Capital Corporation Series A preferred stock. This investment does not have a readily determinable market price and is thus carried at cost.

NOTE 3 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31,:

	2002	2001
Oil and Gas

Producing properties, including intangible drilling costs	$ 12,072,748	$ 9,189,884
Undeveloped properties	2,457,642	1,939,338
Lease and well equipment	5,481,318	4,563,115

	20,011,708	15,692,337
Accumulated depletion, depreciation and amortization	(5,218,769)	(3,701,773)

	14,792,939	11,990,564
Commercial and Other

Furniture and equipment	825,133	597,977
Accumulated depreciation	(441,437)	(362,540)

	383,696	235,437

	$ 15,176,635	$ 12,226,001

The following sets forth costs incurred for oil and gas property acquisition and development activities whether capitalized or expensed:

	2002	2001	2000

Acquisition	$ 824,537	$ 94,174	$ 919,472
Development	$ 2,484,994	$ 2,552,193	$ 1,950,428
Exploration	$ 4,359,792	$ 2,221,207	$ 602,438

NOTE 3 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES (Continued)

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the two years ended December 31, are as follows:

	2002	2001

Oil and gas sales	$ 4,930,278	$ 8,452,282
Production related costs	(1,450,893)	(1,266,245)
Geological and geophysical expense	(28,566)	(56,806)
Depreciation, depletion and amortization	(1,694,027)	(1,282,640)

Results of operations from producing and
exploration activities	$ 1,756,792	$ 5,846,591

NOTE 4 - TURNKEY DRILLING CONTRACTS

Royale Energy receives funds under turnkey drilling contracts which require Royale Energy to drill oil and gas wells within a reasonable time period from the date of receipt of the funds. As of December 31, 2002 and 2001, Royale Energy had recorded deferred turnkey drilling revenue associated with undrilled wells of $2,566,188 and $2,740,991, respectively, as a current liability.

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

NOTE 5 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for 2002 and 2001:

Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
Year Ended December 31, 2002
Revenues from External Customers	$ 4,930,278	$ 6,890,431	$ 11,820,709

Supervisory Fees	$ 583,637	$ -	$ 583,637

Interest Revenue	$ 35,543	$ -	$ 35,543

Interest Expense	$ 52,703	$ 52,702	$ 105,405

Expenditures for Segment Assets	$ 3,769,970	$ 6,466,791	$ 10,236,761

Depreciation, Depletion, and Amortization	$ 1,615,130	$ 78,897	$ 1,694,027

Lease Impairment	$ 298,111	$ 298,111	$ 596,222

Income Tax (Benefit)	$ (27,745)	$ (27,746)	$ (55,491)

Total Assets	$ 23,300,727	$ -	$ 23,300,727

Net Income (Loss)	$ (158,711)	$ 21,675	$ (137,036)

Oil and Gas
	Producing	Turnkey
	And	Drilling
	Exploration	Services	Total
Year Ended December 31, 2001
Revenues from External Customers	$ 8,452,282	$ 6,703,452	$ 15,155,734

Supervisory Fees	$ 604,736	$ -	$ 604,736

Interest Revenue	$ 97,803	$ -	$ 97,803

Interest Expense	$ 27,228	$ 27,227	$ 54,455

Expenditures for Segment Assets	$ 3,030,565	$ 5,311,526	$ 8,342,091

Depreciation, Depletion, and Amortization	$ 1,223,588	$ 59,052	$ 1,282,640

Lease Impairment	$ 1,031,014	$ 1,031,014	$ 2,062,028

Income Tax	$ 185,268	$ 185,267	$ 370,535

Total Assets	$ 19,578,359	$ -	$ 19,578,359

Net Income	$ 3,657,158	$ 89,366	$ 3,746,524

NOTE 6 - LONG-TERM DEBT

	2002	2001
Revolving line of credit secured by oil and gas properties, with a maximum available of $6,000,000 issued by Bank One Service
Corporation for the purposes of refinancing Royale's existing debt and to fund development, exploration and acquisition activities as well as other general Corporate purposes. The agreement was entered into on December 1, 2000. Interest at New York prime plus
100.00 basis points, resulting in a rate of 5.25% at December 31,
2002 and 5.75% at December 31, 2001, payable monthly with
borrowing base reductions of $100,000 commencing on February
1, 2001. All unpaid principal and interest is payable at maturity on
December 21, 2003.	$ 3,500,000	$ 2,000,000

Under the terms of the agreement, the Company is required to have a positive net worth not less than $6,086,850, debt service coverage not less than 1.25:1, current ratio not less than 1:1, debt and lien restrictions, no changes in senior management without bank consent, and dividend and distribution restrictions. The Company was in compliance with the terms of this agreement at December 31, 2002.

On January 21, 2003 the Company executed a promissory note with Guaranty Bank, FSB for $15,000,000. Proceeds from the note were used to pay in full the outstanding balance on the Bank One Service Corporation note. The note is secured by the Company's oil and gas properties. Interest is at Guaranty Bank's base rate plus 0.75% payable monthly. The note matures on January 21, 2006.

Maturities of long-term debt for years subsequent to December 31, 2002 are as follows:

Year Ended
December 31,

2006	$ 3,500,000

NOTE 7 - INCOME TAXES
The components of the net deferred tax assets were as follows:

	2002	2001
Deferred Tax Assets:
Statutory depletion carryforwards	$ 342,000	$ 342,000

Total Deferred Tax Assets	342,000	342,000
Valuation Allowance	(342,000)	(342,000)

Net Deferred Tax Assets	$ -	$ -

The Company has approximately $1,500,000 of unused statutory percentage depletion-eligible to be used by the Company in future years to reduce federal taxable income. This depletion has no expiration date. A full valuation allowance has been established for the deferred tax assets generated by this depletion carryforward due to the uncertainty of future utilization.

NOTE 7 - INCOME TAXES (Continued)

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the U.S. statutory federal income tax rate of 34% at December 31, 2002 and 2001, respectively, to pretax income is as follows

	2002	2001

Tax computed at 34%, respectively	$ (65,459)	$ 1,399,800

Increase (decrease) in taxes resulting from:
Net operating loss carryforwards used	-	(932,118)
State tax	800	244,553
Percentage depletion carryforwards made available (used)	9,168	(341,700)

Provision (benefit)	$ (55,491)	$ 370,535

Effective Tax Rate	0.0%	9.0%

NOTE 8 - REDEEMABLE PREFERRED STOCK

In 1993, Royale Energy's Board of Directors authorized the issuance of 259,250 shares of Series A Convertible Preferred Stock which were sold through a private placement offering. The Series A Convertible Preferred Stock was offered in units. Each unit consisted of 25,000 shares of Series A Convertible Preferred Stock and a 0.1% interest in the distributions of the Royale Energy Income Trust, to be formed. Royale Energy had the right to sell fractional units. The Series A Convertible Preferred Stock has a stated value of $4 per share and provides shareholders with a one time 10% dividend payable thirty days after the expiration of one year from the date of purchase. The dividend has been paid on all outstanding shares at December 31, 1994. There were no dividends declared and/or paid during 2002 or 2001.

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

On October 28, 1993, Royale Energy's Series A Convertible Preferred Stock shareholders were made a one time offer to convert their Series A Convertible Preferred Stock to common stock. This conversion would be at one share of common stock for each share of Series A Convertible Preferred Stock, rather than at the original conversion price of $4 per share. This conversion would not affect the shareholders' rights and incentives in the Royale Energy Income Trust. As of December 31, 2002 and 2001, 232,003 shares of Series A Convertible Preferred Stock had been converted to 202,219 shares of common stock.

NOTE 9 - SERIES AA PREFERRED STOCK

In April 1992, Royale Energy's Board of Directors authorized the sale of Series AA Convertible Preferred Stock. Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to Series A Convertible Preferred Stockholders. The Series AA Convertible Preferred Stock does not have the right of redemption at the shareholders' option. As of December 31, 2002 and 2001, there were 48,581 and 43,125 shares issued and outstanding. The dividend has been paid on all shares outstanding at December 31, 2002 and 2001.

NOTE 10 - COMMON STOCK

Royale Energy's Board of Directors, at its December 1997 meeting, authorized the repurchase and cancellation of up to 15% of the outstanding common stock of Royale Energy. In addition, on March 26, 2001 the Board of Directors authorized a 15% stock dividend to shareholders of record on May 25, 2001. The number of common shares increased by 555,838 shares. The effect of the stock dividend decreased retained earnings by $3,925,606. The Board also authorized a 15% stock dividend to shareholders of record on May 31, 2002. The number of common shares increased by 652,959 shares. The effect of the stock dividend decreased retained earnings by $4,472,769.

The financial statements have been retroactively restated to reflect these dividends.

NOTE 11 - STOCK WARRANTS

Changes in Royale Energy's common stock warrants were as follows at December 31:

	2002	2001

Outstanding Warrants at Beginning of Period	265,138	230,555

15% Stock Dividend	39,771	34,583
Warrants Expired or Ineligible	(73,471)	-

Outstanding Warrants at End of Period	231,438	265,138

At the November 3, 1993 Board of Directors meeting, the Board of Directors granted RPC additional warrants to purchase 175,000 shares of Royale Energy's common stock at prices ranging from $1.50 to $3.00 per share. The 175,000 warrants increase to 231,438 warrants due to the declaration of the two stock dividends. The remaining warrants expire on November 3, 2003.

Due to the declarations of the two 15% stock dividends the number of warrants increased by 74,354, with a corresponding decrease in prices ranging from $2.21 to $1.15 per share.

NOTE 12 - OPERATING LEASES

Royale Energy occupies office space under a sixty-month noncancellable lease, which expires in July 2005. The lease calls for monthly payments ranging from $16,675 to $17,762. Future minimum lease obligations as of December 31, 2002 are as follows:

Year Ended
December 31,

2003	$ 206,263
2004	210,612
2005	124,338

$ 541,213

Rental expense for the years ended December 31, 2002 and 2001, was $206,601 and $186,474, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

On December 31, 2002, 31.6% of Royale Energy's common stock was owned by Royale Petroleum Corporation (RPC). RPC is owned equally by Donald H. Hosmer and Stephen M. Hosmer.

Harry E. Hosmer, Royale Energy's former president and former chief executive officer, owns 10.6% of Royale Energy common stock. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer. Donald H. Hosmer and Stephen M. Hosmer are also officers and directors of Royale Energy.

Stock Compensation Plan

At the March 10, 1995 Board of Directors meeting, directors and executive officers of Royale Energy were granted 154,000 options to purchase common stock at an exercise or base price of $1.90 per share. These options were granted for a period of ten years, and may be exercised after the second anniversary of the grant. Royale Energy applies APB Opinion 25 and related interpretations in accounting for its plans. Royale Energy did not grant stock options during 2002 or 2001.

On March 26, 2001, the number of remaining options of 99,000 increased to 113,850 outstanding and the price decreased from $1.90 per share to $1.65 per share due to the declaration of the 15% stock dividend.

On March 18, 2002, the number of remaining options of 113,850 increased to 130,928 outstanding and the price decreased from $1.65 per share to $1.44 per share due to the declaration of the 15% stock dividend.

NOTE 13 - RELATED PARTY TRANSACTIONS (Continued)

Stock Compensation Plan (Continued)

A summary of the status of Royale Energy's stock option plan as of December 31, 2002 and 2001, and changes during the years ending on those dates is presented below:

2002	2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Fixed Options
Outstanding at Beginning of Year	148,350	$ 1.44	129,000	$ 1.87
15% of Stock Dividends	18,802		19,350
Expired or Ineligible	(62,675)		-

Outstanding at End of Year	104,477		148,350

Options Exercisable at Year End	104,477		148,350

Weighted-average Fair Value of Options
Granted During the Year	-		-

The following table summarizes information about fixed stock options outstanding at December 31, 2002 and 2001:

		Weighted-			Weighted-
	Number	Average		Number	Average
	Outstanding at	Remaining	Weighted-	Outstanding at	Remaining
Range of	December 31,	Contractual	Average	December 31,	Contractual
Exercise Prices	2002	Life (Years)	Exercise Price	2001	Life (Years)

$ 2.27	-	-	$ 2.60	34,500	1.0
$ 1.44	104,477	2.2	$ 1.65	113,850	3.2

$1.44 to $2.27	104,477	2.2	$1.65 to $2.60	148,350	2.7

The Board of Directors adopted a policy in 1989 that permits directors and officers of the Company to purchase from the Company, at the Company's actual costs, up to one percent of a fractional interest in any well to be drilled by the Company. Current and former officers and directors were billed $238,502 and $97,261 for their interests for the years ended December 31, 2002 and 2001, respectively. Under the Sarbanes-Oxley Act of 2002, these amounts can no longer be billed to officers and directors. Instead, these amounts are either collected in advance or paid to officers as compensation. Receivables grand fathered (outstanding prior to July 30, 2002) were $243,608 at December 31, 2002.

NOTE 14 - SIMPLE IRA PLAN

In April 1998, the Company established a Simple IRA pension plan covering all employees. The Company will contribute a matching contribution to each eligible employee's Simple IRA equal to the

NOTE 14 - SIMPLE IRA PLAN (Continued)

employee's salary reduction contributions up to a limit of 3% of the employee's compensation for the year. The employer contribution for the years ending December 31, 2002 and 2001 were $33,940 and $34,606, respectively.

NOTE 15 - ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the continuing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy's business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance and remediation costs in 2002 or 2001.

Royale Energy is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of Royale Energy.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

On December 10, 1999, a suit was filed against Royale Energy and certain of its officers and former officers in U.S. District Court for the Northern District of California entitled Buck, et al., v. Royale Energy, et al., No. C 99 5236. In July 2000, the court granted Royale Energy's motion to transfer the case to the US District Court for the Southern District of California. In May 2002, the Court dismissed the case in its entirety. Some, but not all, of the former plaintiffs chose to appeal the dismissal. The appeal is pending in the Ninth Circuit Court of Appeal. Royale Energy expects that some or all, of the former plaintiffs will drop their appeal. If former plaintiffs elect to pursue this appeal, Royale Energy will vigorously oppose the appeal.

On October 12, 2001, Blue Star Resources, Inc. and others filed suit against Royale Energy. The dispute is over whether plaintiffs failed to consent to drilling operations that resulted in commercially productive wells drilled by Royale Energy and thereby lost their rights to working interests in the wells. On April 9, 2001, Royale's motion to dismiss the breach of fiduciary duty and slander of title claims for relief was granted by the Honorable Edward J. Garcia. On May 7, 2002, Judge Garcia granted Royale's motion for partial summary judgment regarding one particular well, which was a substantial portion of Blue Star's claims. On August 26, 2002, Judge Garcia granted Royale's motion for partial summary judgment as to other claims. Other portions of the case have been voluntarily dropped. The plaintiffs' expert recently decreased the amount of damages claimed in the remaining portion of the case. The remaining claims are expected to go to trial in late summer or early fall, 2003. The Company will continue to vigorously defend the case.

NOTE 17 - SUBSEQUENT EVENTS

In February 2003, the Company sold their interest in the Hastings Ranch wells, which are part of the Lindsey Slough fields. The wells were sold for approximately $250,000. The net book value of these wells was written down to net realizable value in 2002.

In 2003, Royale refinanced its revolving line with Bank One, with a similar instrument from Guaranty Bank. The new line has a maximum available amount of $15,000,000.

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

Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants for the years ended December 31, 2002 and 2001. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2002 and 2001 and changes in such quantities during each of the years then ended, were as follows:

2002	2001

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Proved developed and undeveloped reserves:

Beginning of period	8,000	13,161,000	3,000	16,651,010
Revisions of previous estimates	(4,790)	(2,398,215)	(2,000)	(6,457,330)
Production	(7,617)	(1,585,578)	-	(1,366,109)
Extensions, discoveries and improved recovery	-	-	7,000	4,333,429
Purchase of minerals in place	129,407	3,607,793	-	-

Proved reserves end of period	125,000	12,785,000	8,000	13,161,000

Proved developed reserves:

Beginning of period	8,000	11,245,000	3,000	12,672,000

End of period	50,000	9,719,000	8,000	11,245,000

These estimates were determined using gas prices at December 31, 2002 ranging from $3.26 per MCF to $4.85 per MCF as applied on a field-by-field basis.

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves

The standardized measure of discounted future net cash flows is presented below for the two years ended December 31, 2002.

The future net cash inflows are developed as follows:

(1)	Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.

(2)	The estimated future production of proved reserves is priced on the basis of year-end prices.

(3)

The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce proved reserves, based on year end estimates. Estimated future development cost by year are as follows:

2003	$3,426,000
2004	2,165,000
2005	12,000
Thereafter	156,000

Total	$5,759,000

(4)	The resulting future net revenue streams are reduced to present value amounts by applying a ten percent discount.

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

	2002	2001

Future cash inflows	$ 58,935,000	$ 34,888,000
Future production costs	(15,772,000)	(11,830,000)
Future development costs	(5,759,000)	(1,943,000)
Future income tax expenses	(11,221,200)	(6,334,800)

Future net cash flows	26,182,800	14,780,200

10% annual discount for estimated timing of cash flows	(8,967,906)	(5,766,930)

Standardized measure of discounted future net cash flows	$ 17,214,894	$ 9,013,270

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

Changes in standardized measure of discounted future net cash flow from proved reserve quantities (Continued)

	2002	2001

Standardized measure - beginning of year	$ 9,013,270	$ 83,054,587

Sales of oil and gas produced, net of production costs	(3,354,837)	(1,819,352)

Revisions of previous quantity estimates	(8,166,182)	(9,178,726)
Net changes in prices and production costs	13,271,000	(106,445,929)

Sales of minerals in place	(19,000)	-

Extensions, discoveries and improved recovery	6,847,748	5,973,576

Accretion of discount	3,118,824	5,216,894

Net change in income tax	(3,495,929)	32,212,220

Net increase (decrease)	8,201,624	(74,041,317)

Standardized measure - end of year	$ 17,214,894	$ 9,013,270

