Form 10QSB
period 2003-03-31
ROYALE ENERGY INC
filed 2003-05-15
CIK 864839

As filed with the SEC on May 14, 2003

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of Small Business Issuer in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500 San Diego, CA 92108 (Address of principal executive offices) Issuer's telephone number: 619-881-2800

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  [X]    No  [   ]

At March 31, 2003, a total of 5,030,101 shares of registrant's Common Stock were outstanding.

-ii-

PART I. FINANCIAL CONDITION

Item 1. Financial Statements

The following unaudited Financial Statements for the period ended March 31, 2003, have been prepared by Royale Energy, Inc. ("Royale Energy").

ROYALE ENERGY, INC. BALANCE SHEETS

	March 31,	December 31,
	2003	2002
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$ 4,829,417	$ 2,229,944
Accounts receivable	2,953,565	3,736,236
Other current assets	1,722,670	1,819,764
Inventory	94,625	63,148

Total Current Assets	9,600,277	7,849,092

Investments	275,000	275,000

Oil and Gas Properties at cost, (successful efforts
basis), Equipment and Fixtures	16,029,315	15,176,635

TOTAL ASSETS:	$ 25,904,592	$ 23,300,727

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC. BALANCE SHEETS

	March 31,	December 31,
	2003	2002
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 7,180,879	$ 6,031,047
Deferred revenue from turnkey drilling	2,435,160	2,566,188

Total Current Liabilities	9,616,039	8,597,235

Long-term debt, net of current portion	4,500,000	3,500,000

Total Liabilities	14,116,039	12,097,235

Redeemable Preferred Stock
Series A, convertible preferred stock, no par value, 259,250 shares authorized; 5,068 and 5,068 shares, respectively, issued and outstanding
	12,017	12,017

Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares, issued and outstanding 5,030,101 and 5,030,101 shares, respectively	16,692,095	16,692,095
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 48,581 and 48,581 shares issued and outstanding, respectively	191,813	191,813

Accumulated (deficit)	(5,026,227)	(5,611,288)

Total paid in capital and accumulated deficit	11,857,681	11,272,620
Less cost of treasury stock, 20,000 and 20,000 shares	(97,906)	(97,906)
Paid in capital, treasury stock	16,761	16,761

Total Stockholders' Equity	11,788,553	11,203,492

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:	$ 25,904,592	$ 23,300,727

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC. STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)
Revenues
Sale of oil and gas	$ 2,145,480	$ 875,770
Turnkey drilling	1,688,644	1,442,367
Supervisory fees and other	160,664	154,349

Total Revenues	3,994,788	2,472,486

Costs and Expenses
General and administrative	786,273	628,479
Turnkey drilling and development	1,110,768	758,356
Lease operating	300,408	434,702
Lease impairment	296,649	0
Legal and accounting	296,108	352,284
Marketing	124,001	194,807
Depreciation, depletion and amortization	394,079	332,775

Total Costs and Expenses	3,308,286	2,701,403

Income (Loss) from Operations	686,502	(228,917)

Other Expense
Interest expense	50,575	4,795

Income Before Income Tax Expense	635,927	(233,712)
Income Tax Provision	50,866	0

Net Income (Loss)	$ 585,061	$ (233,712)

Diluted Earnings Per Share	$ 0.11	$ (0.04)

Basic Earnings Per Share	$ 0.12	$ (0.05)

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC. STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 585,061	$ (233,712)
Adjustment to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, depletion and amortization	394,079	332,775
Lease impairment	296,649	0
(Increase) decrease in:
Accounts receivable	782,671	692,768
Prepaid expenses and other assets	65,617	(49,321)
Increase (decrease) in:
Accounts payable and accrued expenses	1,149,832	698,745
Deferred revenues - DWI	(131,028)	(174,572)

Net Cash Provided by Operating Activities	3,142,881	1,266,683

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties	(1,463,916)	(1,331,447)
Other capital expenditures	(79,492)	(7,872)

Net Cash Provided (Used) by Investing Activities	(1,543,408)	(1,339,319)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,000,000	1,000,000
Principal payments on long-term debt	0	0

Net Cash Provided (Used) by Financing Activities	1,000,000	1,000,000

Net increase in cash and cash equivalents	2,599,473	927,364

Cash at beginning of year	2,229,944	3,131,223

Cash at end of period	$ 4,829,417	$ 4,059,223

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 53,457	$ 4,795

Cash paid for taxes	$ 0	$ 9,958

See notes to Consolidated Financial Statements

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

Note 2 - Earnings Per Share (SFAS 128)

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 585,061	5,027,644	$ 0.12
Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	222,680	(0.01)

Net income available to common stock	$ 585,061	5,321,285	$ 0.11

	Three Months Ended March 31, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ (233,712)	5,027,175	$ (0.05)
Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	279,596	0.01

Net income available to common stock	$ (233,712)	5,306,771	$ (0.04)

Note 3 - Investments

The Company owns 27,500 shares of Series A preferred stock in a privately held broker-dealer. This investment does not have a readily determinable market price and is carried at cost.

Note 4 - Oil and Gas Properties, Equipment and Fixtures

Oil and gas properties, equipment and fixtures consist of the following:

	March 31, 2003	December 31, 2002
Oil and Gas
Producing properties, including drilling costs	$ 13,220,918	$ 12,072,748
Undeveloped properties	2,045,921	2,457,642
Lease and well equipment	5,891,646	5,481,318
	21,158,485	20,011,708
Accumulated depletion, depreciation & amortization	(5,568,714)	(5,218,769)
	15,589,771	14,792,939
Commercial and Other
Furniture and equipment	904,625	825,133
Accumulated depreciation	(465,081)	(441,437)
	439,544	383,696
	16,029,315	15,176,635

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results Of Operations

For the first three months of 2003, we achieved a net profit of $585,061, a $818,773 increase from the net loss of $233,712 in the first three months of 2002. We attribute this to an increase in oil and gas sales resulting from increased production and higher oil and natural gas prices. Total revenues for the period in 2003 were $3,994,788, an increase of $1,522,302 or 61.6% from the total revenues of $2,472,486 received during the period in 2002.

Oil and gas revenues for the three months ended March 31, 2003 were $2,145,480 compared to $875,770 for the same period in 2002, a $1,269,710 or 145% increase. This increase in revenues was mainly due to an increase in quantity sold and the price received for our production during the period in 2003. The net sales volume for the period in 2003 was approximately 416,495 MCF equivalent, a 46,343 or 12.5% increase from the net sales volume of 370,152 MCF equivalent sold during the period in 2002.

Oil and gas lease operating expenses decreased by $134,294, or 30.9%, to $300,408 for the three months ended March 31, 2003, from $434,702 for the same period in 2002. This was mainly due to a decrease in plugging and abandoning costs during the period in 2003 when compared to the period in 2002.

Turnkey drilling revenues for the three months ended March 31, 2003 were $1,688,644 which were offset by drilling and development costs of $1,110,768. For the same period in 2002, turnkey drilling revenues were $1,442,367, while drilling and development costs were $758,356. This represents an increase in revenues of $246,277 or 17.1% and an increase in costs of $352,412 or 46.5%. This increase in turnkey drilling revenues and costs was mainly due to the drilling of five wells during the first three months of 2003 while we drilled three wells during the same period in 2002.

The aggregate of supervisory fees and other income was $160,664 for the three months ended March 31, 2003, an increase of $6,315 (4.1%) from $154,349 during the same period in 2002. This increase was mainly due to an increase in supervisory fees received during the period in 2003 when compared to the same period in 2002.

Depreciation, depletion and amortization expense increased to $394,079 from $332,775, an increase of $61,304 (18.4%) for the three months ended March 31, 2003, as compared to the same period in 2002. This increase was mainly due to the increase in the number of oil and gas assets that we own.

General and administration expenses increased by $157,794, or 25.1%, from $628,479 for the three months ended March 31, 2002 to $786,273 for the same period in 2003. This increase can be attributable to higher employee salaries, due to increased staffing, and increased travel costs. Legal and accounting expense decreased to $296,108 for the period, compared to $352,284 for the first three months of 2002, a $56,176 (16%) decrease, which can be attributable to lower litigation costs during the first three months of 2003. Marketing expense for the three months ended March 31, 2003, decreased $70,806 or 36.4%, to $124,001, compared to $194,807 for the same period in 2002. Marketing expense varies from period to period according to the number of marketing events attended by personnel their associated costs.

We periodically review for impairment proved and unproved properties and charge impairments of value to expense. As a result of this assessment, $296,649 was recorded as a lease impairment in the first three months of 2003 while no impairments were recorded during the period in 2002.

During the period in 2003, we increased borrowings under our commercial bank credit line, interest expense increased to $50,575 for the three months ended March 31, 2003 from $4,795 for the same period in 2002, a $45,780 or 955% increase.

Capital Resources And Liquidity:

At March 31, 2003, we had current assets totaling $9,600,277 and current liabilities totaling $9,616,039, a $15,762 working capital deficit, exclusive of unused credit. We had cash and cash equivalents at March 31, 2003 of $4,829,417 compared to $2,229,944 at December 31, 2002. During the period ending March 31, 2003, we drew $1,000,000 from our credit line to meet our drilling schedule. We expect to generate sufficient cash from operations during the remainder of 2003 to fund operating and capital expenditure requirements. Unused available credit from our bank totaled approximately $437,000 at March 31, 2003.

Operating Activities.  For the three months ended March 31 2003 cash provided by operating activities totaled $3,142,881 compared to $1,266,683 provided by operating activities for the same period in 2002, mainly due to higher oil and natural gas prices and sales during the period in 2003.

Investing Activities.  Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $1,543,408 for the first three months of 2003, compared to $1,339,319 used by investing activities for the same period in 2002. The increase in cash used was mainly due to the drilling of five wells during the period in 2003, when compared to the drilling of three wells during the period in 2002.

Financing Activities.  For the three months ended March 31, 2003 and March 31, 2002, net cash provided by financing activities was $1,000,000, which we drew from our bank credit line. We drew these funds in order to meet our drilling schedule.

Item 3. Disclosure Controls and Procedures

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2003.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits.

99.1 Certification pursuant to 18 U.S.C. Section 1350

b. Reports on Form 8-K.

We filed a report on Form 8-K dated March 27, 2003, incorporating a public announcement of our earnings for fiscal 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: May 14, 2003	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Date: May 14, 2003	/s/ Stephen M. Hosmer
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

Date: May 14, 2003	/s/ Donald H. Hosmer
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

Date: May 14, 2003	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer

