Form 10QSB
period 2003-06-30
ROYALE ENERGY INC
filed 2003-08-19
CIK 864839

As filed with the SEC on August 19, 2003

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of Small Business Issuer in its charter)

California (State or other jurisdiction of incorporation or organization	33-0224120 (I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500
San Diego, CA 92108

(Address of principal executive offices) Issuer’s telephone number: 619-881-2800

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  [X]          No  [   ]

At June 30, 2003, a total of 5,221,753 shares of registrant’s common stock were outstanding.

-ii-

PART I. FINANCIAL CONDITION

Item 1.  Financial Statements

The following unaudited financial statements for the period ended June 30, 2003, have been prepared by Royale Energy, Inc. (“Royale Energy”).

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)
ASSETS

Current Assets
Cash and cash equivalents	$5,047,588	$2,229,944
Accounts receivable	2,493,205	3,736,236
Other current assets	515,401	1,819,764
Inventory	134,642	63,148

Total Current Assets	8,190,836	7,849,092

Investments	275,000	275,000

Oil and Gas Properties at cost, (successful efforts
basis), Equipment and Fixtures	17,870,995	15,176,635

TOTAL ASSETS:	$26,336,831	$23,300,727

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,886,777	$6,031,047
Deferred revenue from turnkey drilling	2,833,975	2,566,188
Total Current Liabilities	8,720,752	8,597,235

Long-Term Liabilities
Deferred income taxes	700,073	0
Long-term debt, net of current portion	4,300,000	3,500,000
Total Long-Term Liabilities	5,000,073	3,500,000

Total Liabilities	13,720,825	12,097,235

Redeemable Preferred Stock
Series A, convertible preferred stock, no par value,
259,250 shares authorized; 5,258 and 5,258 shares,
respectively, issued and outstanding	12,017	12,017

Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 5,221,753 and 5,221,753 shares,
respectively	16,632,825	16,692,095
Convertible preferred stock, Series AA, no par value,
147,500 shares authorized; 50,402 and 50,402 shares
issued and outstanding, respectively	191,813	191,813

Accumulated (Deficit)	(4,139,504)	(5,611,288)

Total paid in capital and accumulated deficit	12,685,134	11,272,620
Less cost of treasury stock, 20,000 and 20,000 shares	(97,906)	(97,906)
Paid in capital, treasury stock	16,761	16,761

Total Stockholders' Equity	12,616,006	11,203,492

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:	$26,336,831	$23,300,727

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2003 (Unaudited)	2002 (Unaudited)
Revenues
Sale of oil and gas	$4,623,950	$1,858,845
Turnkey drilling	3,979,076	3,815,060
Supervisory fees and other	434,290	300,868

Total Revenues	9,037,316	5,974,773

Costs and Expenses
General and administrative	1,607,342	1,268,350
Turnkey drilling and development	2,049,521	2,484,969
Lease operating	721,223	821,246
Lease impairment	706,065	0
Legal and accounting	412,049	689,198
Marketing	356,592	503,500
Depreciation, depletion and amortization	838,219	671,835

Total Costs and Expenses	6,691,011	6,439,098

Income (Loss) from Operations	2,346,305	(464,325)

Other Expense
Interest expense	98,155	34,324

Income Before Income Tax Expense	2,248,150	(498,649)
Income Tax Provision
Current	76,293	0
Deferred	700,073	0
Total Income Tax Expense	776,366	0

Net Income (Loss)	$1,471,784	$(498,649)

Diluted Earnings Per Share	$0.27	$(0.09)

Basic Earnings Per Share	$0.28	$(0.10)

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2003 (Unaudited)	2002 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,471,784	$(498,649)
Adjustment to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, depletion and amortization	838,219	671,835
Lease impairment	706,065	0
(Increase) decrease in:
Accounts receivable	1,243,031	1,206,417
Prepaid expenses and other assets	1,232,869	(137,267)
Increase (decrease) in:
Accounts payable and accrued expenses	(144,270)	1,535,094
Deferred revenues - DWI	267,787	(785,611)
Deferred income taxes	700,073	0

Net Cash Provided by Operating Activities	6,315,558	1,991,819

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties	(3,802,673)	(2,369,145)
Other capital expenditures	(435,971)	(212,159)

Net Cash Provided (Used) by Investing Activities	(4,238,644)	(2,581,304)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	800,000	1,750,000
Stock options repurchase	(59,270)	0

Net Cash Provided by Financing Activities	740,730	1,750,000

Net increase in cash and cash equivalents	2,817,644	1,160,515

Cash at beginning of year	2,229,944	3,131,859

Cash at end of period	$5,047,588	$4,292,374

SUPPLEMENTAL INFORMATION
Cash paid for interest	$82,602	$25,819

Cash paid for taxes	$0	$70,377

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC.
NOTES
TO FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The results of operations for the six month period is not, in management’s opinion, indicative of the results to be expected for a full year of operations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report.

Note 2 — Earnings Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:

	Six Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$1,471,784	5,221,753	$0.28
Diluted Earnings Per Share:
Effect of dilutive securities and stock options	--	299,080	(0.01)

Net income available to common stock	$1,471,784	5,520,833	$0.27
	Six Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$(498,649)	5,218,078	$(0.10)
Diluted Earnings Per Share:
Effect of dilutive securities and stock options	--	290,081	0.00

Net income available to common stock	$(498,649)	5,508,159	$(0.10)

Note 3 — Investments

The Company owns 27,500 shares of C&K Capital Corporation Series A preferred stock. This investment does not have a readily determinable market price and is carried at cost.

Note 4 — Oil and Gas Properties, Equipment and Fixtures

Oil and gas properties, equipment and fixtures consist of the following:

	June 30, 2003	December 31, 2002
Oil and Gas
Producing properties, including drilling costs	$14,579,383	$12,072,748
Undeveloped properties	2,041,786	2,457,642
Lease and well equipment	6,470,983	5,481,318
	23,092,152	20,011,708
Accumulated depletion, depreciation & amortization	(5,988,900)	(5,218,769)
	17,103,252	14,792,939
Commercial and Other
Furniture and equipment	1,261,104	825,133
Accumulated depreciation	(493,361)	(441,437)
	767,743	383,696
	$17,870,995	$15,176,635

Note 5 — Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has charged earnings for inter-period tax expense as net operating loss carryforwards have now been utilized.

The Provision for income taxes consists of the following (in thousands):

	Six Months Ended June 30,
	2003	2002

Current

Federal	$69,427	$--
State	6,866	--

	76,293	--

Deferred
Federal	637,066	--
State	63,007	--

	700,073	--

Total	$776,366	$--

Item 2. Management's Discussion And Analysis of Financial
             Condition And Results of Operations

Results Of Operations

For the first six months of 2003, we achieved a net profit of $1,471,784, a $1,970,433 increase from the net loss of $498,649 in the first six months of 2002. We attribute this to an increase in oil and gas sales resulting from increased production and higher natural gas prices. Total revenues for the period in 2003 were $9,037,316, an increase of $3,062,543 or 51.3% from the total revenues of $5,974,773 received during the period in 2002.

Oil and gas revenues for the six months ended June 30, 2003, were $4,623,950 compared to $1,858,845 for the same period in 2002, a $2,765,105 or 148.8% increase. This increase in revenues was mainly due to an increase in quantity sold and the price received for our production during the period in 2003. The net sales volume for the period in 2003 was approximately 952,119 MCF equivalent with an average price of $4.84 per mcfe, a 214,644 or 29.1% increase from the net sales volume of 737,475 MCF equivalent with an average price of $2.56 per mcfe sold during the period in 2002.

Oil and gas lease operating expenses decreased by $100,023, or 12.2%, to $721,223 for the six months ended June 30, 2003, from $821,246 for the same period in 2002. This was mainly due to a decrease in plugging and abandoning costs during the period in 2003 when compared to the period in 2002.

Turnkey drilling revenues for the six months ended June 30, 2003, were $3,979,076, which were offset by drilling and development costs of $2,049,521. For the same period in 2002, turnkey drilling revenues were $3,815,060, while drilling and development costs were $2,484,969. This represents an increase in revenues of $164,016 or 4.3% and a decrease in costs of $435,448 or 17.5%. The increase in turnkey drilling revenues was mainly due to an increase in direct working interest sales during the period in 2003 when compared to the period in 2002. The decrease in drilling and development costs was due to the drilling of eight wells during the first six months of 2003 while we drilled ten wells during the same period in 2002.

The aggregate of supervisory fees and other income was $434,290 for the six months ended June 30, 2003, an increase of $133,422 (44.4%) from $300,868 during the same period in 2002. This increase was mainly due to an increase in fees received for new facilities constructed and placed into service during the period in 2003 when compared to the same period in 2002.

Depreciation, depletion and amortization expense increased to $838,219 from $671,835, an increase of $166,384 (24.8%) for the six months ended June 30, 2003, as compared to the same period in 2002. This increase was mainly due to an increase in the depletion rate and in the number of oil and natural gas assets that we own.

General and administration expenses increased by $338,992, or 26.7%, from $1,268,350 for the six months ended June 30, 2002 to $1,607,342 for the same period in 2003. This increase can be attributed to higher employee salaries and related expenses, due to increased staffing, and increased travel costs. Legal and accounting expense decreased to $412,049 for the period, compared to $689,198 for the first six months of 2002, a $277,149 (40.2%) decrease, which can be attributable to lower litigation costs during the first six months of 2003. Marketing expense for the six months ended June 30, 2003, decreased $146,908 or 29.2%, to $356,592, compared to $503,500 for the same period in 2002. Marketing expense varies from period to period according to the number of marketing events attended by personnel their associated costs.

We periodically review proved and unproved properties for impairment and charge impairments of value to expense. As a result of this assessment, $706,065 was recorded as a lease impairment in the first six months of 2003 while no impairments were recorded during the period in 2002.

During the first six months of 2003, we utilized our remaining net operating loss carryforwards for income tax purposes, and we began to accrue charges for current and deferred income tax expense. As a result, we incurred $776,366 in income tax expenses in the first six months of 2003, compared to $0 in the same period in 2002.

During the period in 2003, we increased borrowings under our commercial bank credit line, and interest expense increased to $98,155 for the six months ended June 30, 2003 from $34,324 for the same period in 2002, a $63,831 or 186% increase.

CAPITAL RESOURCES AND LIQUIDITY:

At June 30, 2003, we had current assets totaling $8,190,836 and current liabilities totaling $8,720,752, a $529,916 working capital deficit, exclusive of unused credit. We had cash and cash equivalents at June 30, 2003 of $5,047,588 compared to $2,229,944 at December 31, 2002. During the six months ending June 30, 2003, we drew $800,000 from our credit line to meet our drilling schedule. We expect to generate sufficient cash from operations during the remainder of 2003 to fund operating and capital expenditure requirements. Unused available credit from our bank totaled approximately $142,000 at June 30, 2003.

OPERATING ACTIVITIES. For the six months ended June 30, 2003 cash provided by operating activities totaled $6,315,558 compared to $1,991,819, a 217.1% increase provided by operating activities for the same period in 2002, mainly due to higher natural gas production and prices during the period in 2003.

INVESTING ACTIVITIES. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $4,238,644 for the first six months of 2003, compared to $2,581,304 used by investing activities for the same period in 2002. The increase in cash used was mainly due to the drilling of eight wells during the period in 2003, all of which were completed, when compared to the drilling of ten wells, three of which were dry and not completed, during the period in 2002.

FINANCING ACTIVITIES. For the six months ended June 30, 2003 cash provided by financing activities was $740,730 compared to $1,750,000 provided by financing activities for the same period in 2002. The difference was due to a decrease in borrowings from our bank credit line during 2003. We drew these funds in order to meet our drilling schedule.

>Item 3.  Disclosure Controls and Procedures

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits.

31.1 Rule 13a-14(a)/15d-14(a) Certification
31.2 Rule 13a-14(a)/15d-14(a) Certification
32.1 18 U.S.C. § 1350 Certification
32.2 18 U.S.C. § 1350 Certification

b. Reports on Form 8-K.

We filed a Form 8-K dated May 8, 2003, reporting first quarter earnings and a 15% stock dividend, payable in four quarterly payments to shareholders of record on the last day of each quarter beginning June 30, 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date:	August 19, 2003	/s/ Donald H. Hosmer Donald H. Hosmer, President and Chief Executive Officer

Date:	August 19, 2003	/s/ Stephen M. Hosmer Stephen M. Hosmer, Executive Vice President and Chief Financial Officer

Exhibit 31.1

I, Donald H. Hosmer, President and Chief Executive Officer of Royale Energy, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Royale Energy, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.     The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the small business issuer and have:

    a)        designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b)        designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c)        evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d)        disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.     The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

    a)        all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

    b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: August 19, 2003

         Donald H. Hosmer, President and Chief Executive Officer

Exhibit 31.2

I, Stephen M. Hosmer, Executive Vice President and Chief Financial Officer of Royale Energy, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Royale Energy, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.     The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the small business issuer and have:

    a)        designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b)        designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c)        evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d)        disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.     The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

    a)        all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

    b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: August 19, 2003

         Stephen M.. Hosmer, Executive Vice President and Chief Financial Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. § 1350

The undersigned, Donald H. Hosmer, President and Chief Executive Officer of Royale Energy, Inc., a California corporation (the “Company”), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1)     the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:

By:          Donald H. Hosmer

               Donald H. Hosmer, Chief Executive Officer

Exhibit 32.2

Certification Pursuant to 18 U.S.C. § 1350

The undersigned, Stephen M. Hosmer, Executive Vice President and Chief Financial Officer of Royale Energy, Inc., a California corporation (the “Company”), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1)     the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:

By:          Stephen M. Hosmer

               Stephen M. Hosmer, Chief Accounting Officer