Form 10QSB
period 2003-09-30
ROYALE ENERGY INC
filed 2003-11-14
CIK 864839

______________________________________________________________________________
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003	Commission File No. 0-22750

ROYALE ENERGY, INC. (Name of Small Business Issuer in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500 San Diego, CA 92108 (Address of principal executive offices) Issuer's telephone number: 619-881-2800

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  [X]         No  [   ]

At September 30, 2003, a total of 5,417,973 shares of registrant's common stock were outstanding.

ii
PART I. FINANCIAL CONDITION

Item 1. Financial Statements

The following unaudited financial statements for the period ended September 30, 2003, have been prepared by Royale Energy, Inc. ("Royale Energy").

ROYALE ENERGY, INC. BALANCE SHEETS

	September 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$ 4,177,251	$ 2,229,944
Accounts receivable	2,163,922	3,736,236
Other current assets	670,497	1,819,764
Inventory	130,263	63,148

Total Current Assets	7,141,933	7,849,092

Investments	275,000	275,000

Oil and Gas Properties at cost, (successful efforts
basis), Property, Equipment and Fixtures	19,744,791	15,176,635

TOTAL ASSETS:	$ 27,161,724	$ 23,300,727

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 6,114,088	$ 6,031,047
Deferred revenue from turnkey drilling	1,480,152	2,566,188
Total Current Liabilities	7,594,240	8,597,235

Long-Term Liabilities
Deferred income taxes	1,342,958	0
Long-term debt, net of current portion	4,500,000	3,500,000
Total Long-Term Liabilities	5,842,958	3,500,000

Total Liabilities	13,437,198	12,097,235

Redeemable Preferred Stock
Series A, convertible preferred stock, no par value, 259,250 shares authorized; 5,455 and 5,455 shares, respectively, issued and outstanding
	12,017	12,017

Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares, issued and outstanding 5,417,973 and 5,417,973 shares, respectively	16,391,920	16,692,095
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 52,282 and 52282 shares issued and outstanding, respectively	191,813	191,813

Accumulated (Deficit)	(2,790,079)	(5,611,288)

Total paid in capital and accumulated deficit	13,793,654	11,272,620
Less cost of treasury stock, 20,000 and 20,000 shares	(97,906)	(97,906)
Paid in capital, treasury stock	16,761	16,761

Total Stockholders' Equity	13,724,526	11,203,492

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:	$ 27,161,724	$ 23,300,727

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
	Nine Months Ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
Revenues
Sale of oil and gas	$ 7,219,016	$ 3,182,545
Turnkey drilling	7,466,448	4,673,519
Supervisory fees and other	679,700	472,507

Total Revenues	15,365,164	8,328,571

Costs and Expenses
General and administrative	2,499,528	1,887,730
Turnkey drilling and development	3,976,787	2,961,618
Lease operating	1,109,767	1,144,995
Lease impairment	869,991	0
Legal and accounting	476,094	879,022
Marketing	650,866	682,128
Depreciation, depletion and amortization	1,300,240	1,072,917

Total Costs and Expenses	10,883,273	8,628,410

Income (Loss) from Operations	4,481,891	(299,839)

Other Expense
Interest expense	141,023	69,806

Income Before Income Tax Expense	4,340,868	(369,645)
Income Tax Provision
Current	176,346	0
Deferred	1,342,958	0
Total Income Tax Expense	1,519,304	0

Net Income (Loss)	$ 2,821,564	$ (369,645)

Diluted Earnings Per Share	$ 0.49	$ (0.07)

Basic Earnings Per Share	$ 0.52	$ (0.07)

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 2,821,564	$ (369,645)
Adjustment to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, depletion and amortization	1,300,240	1,072,917
Lease impairment	869,991	0
(Increase) decrease in:
Accounts receivable	1,572,314	793,603
Prepaid expenses and other assets	1,082,152	(146,306)
Increase (decrease) in:
Accounts payable and accrued expenses	83,041	220,060
Deferred revenues - DWI	(1,086,036)	(850,316)
Deferred income taxes	1,342,958	0

Net Cash Provided by Operating Activities	7,986,224	720,313

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties	(5,856,627)	(3,046,667)
Other capital expenditures	(882,115)	(220,969)

Net Cash Provided (Used) by Investing Activities	(6,738,742)	(3,267,636)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,000,000	1,750,000
Stock options repurchase	(300,175)	0

Net Cash Provided by Financing Activities	699,825	1,750,000

Net increase (decrease) in cash and cash equivalents	1,947,307	(797,323)

Cash at beginning of year	2,229,944	3,131,859

Cash at end of period	$ 4,177,251	$ 2,334,536

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 127,228	$ 52,662

Cash paid for taxes	$ 0	$ 70,377

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

Note 2 - Earnings Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:

	Nine Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 2,821,564	5,417,973	$ 0.52
Diluted Earnings Per Share:
Effect of dilutive securities and stock options		320,163	(0.03)

Net income available to common stock	$ 2,281,564	5,738,136	$ 0.49

	Nine Months Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ (369,645)	5,410,584	$ (0.07)
Diluted Earnings Per Share:
Effect of dilutive securities and stock options		294,195	0.00

Net income available to common stock	$ (369,645)	5,704,779	$ (0.07)

Note 3 - Investments

The Company owns 27,500 shares of C. K. Capital Corporation Series A preferred stock. This investment does not have a readily determinable market price and is carried at cost.

Note 4 - Oil and Gas Properties, Equipment and Fixtures

Oil and gas properties, equipment and fixtures consist of the following:

	September 30, 2003	December 31, 2002
Oil and Gas
Producing properties, including drilling costs	$ 16,145,285	$ 12,072,748
Undeveloped properties	2,343,451	2,457,642
Lease and well equipment	6,497,496	5,481,318
	24,986,231	20,011,708
Accumulated depletion, depreciation & amortization	(6,425,332)	(5,218,769)
	18,560,899	14,792,939
Commercial and Other
Furniture and equipment	1,286,694	825,133
Lease, land and property	420,554	0
Accumulated depreciation	(523,356)	(441,437)
	1,183,892	383,696
	$ 19,744,791	$ 15,176,635

Note 5 - Income Taxes

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

The Company has charged earnings for inter-period tax expense as net operating loss carryforwards have now been utilized.

The Provision for income taxes consists of the following (in thousands):

	Nine Months Ended September 30,
	2003	2002
Current
Federal	$ 160,475	$ -
State	15,871	-
	176,346	-

Deferred
Federal	1,222,092	-
State	120,866	-
	1,342,958	-
Total	$ 1,519,304	$ -

Item 2. Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

Results Of Operations

For the first nine months of 2003, we achieved a net profit of $2,821,564, an increase of $3,191,209 from the net loss of $369,645 in the first nine months of 2002. We attribute this to an increase in oil and gas sales resulting from increased production and higher natural gas prices. Total revenues for the period in 2003 were $15,365,164, an increase of $7,036,593 or 84.5% from the total revenues of $8,328,571 received during the period in 2002.

Oil and gas revenues for the nine months ended September 30, 2003 were $7,219,016 compared to $3,182,545 for the same period in 2002, a $4,036,471 or 126.8% increase. This increase in revenues was mainly due to an increase in quantity sold and the price received for our production during the period in 2003. The net sales volume for the period in 2003 was approximately 1,532,780 MCF equivalent, with an average price of $4.70 per MCFE, a 331,437 or 27.6% increase from the net sales volume of 1,201,343 Mcf equivalent, with an average price of $2.63 per mcfe sold during the period in 2002.

Oil and gas lease operating expenses decreased by $35,228, or 3.1%, to $1,109,767 for the nine months ended September 30, 2003, from $1,144,995 for the same period in 2002. This was mainly due to a decrease in plugging and abandoning costs during the period in 2003 when compared to the period in 2002.

Turnkey drilling revenues for the nine months ended September 30, 2003 were $7,466,448 which were offset by drilling and development costs of $3,976,787. For the same period in 2002, turnkey drilling revenues were $4,673,519, while drilling and development costs were $2,961,618. This represents an increase in revenues of $2,792,929 or 59.8% with an increase in costs of $1,015,169 or 34.3%. The increase in turnkey drilling revenues was mainly due to an increase in direct working interest sales during the period in 2003 when compared to the period in 2002. The increase in drilling and development costs was due to the increase in the number of wells drilled and the increased completion costs of those wells. We drilled thirteen wells during the first nine months of 2003, while twelve wells were drilled during the same period in 2002.

The aggregate of supervisory fees and other income was $679,700 for the nine months ended September 30, 2003, an increase of $207,193 (43.9%) from $472,507 during the same period in 2002. This increase was mainly due to an increase in supervisory fees received for new facilities constructed and placed into service during the period in 2003 when compared to the same period in 2002.

Depreciation, depletion and amortization expense increased to $1,300,240 from $1,072,917, an increase of $227,323 (21.2%) for the nine months ended September 30, 2003, as compared to the same period in 2002. This increase was mainly due to an increase in company owned oil and gas assets and an increase in the depletion rate of producing wells.

General and administration expenses increased by $611,798, or 32.4%, from $1,887,730 for the nine months ended September 30, 2002 to $2,499,528 for the same period in 2003. This increase can be attributed to increased staffing and the resulting salaries and related expenses. Legal and accounting expense decreased to $476,094 for the period, compared to $879,022 for the first nine months of 2002, a $402,928 (45.8%) decrease, which can be attributed to lower litigation costs during 2003. Marketing expense for the nine months ended September 30, 2003, decreased $31,262 or 4.6%, to $650,866, compared to $682,128 for the same period in 2002. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

We periodically review proved and unproved properties for impairment and charge impairments of value to expense. As a result of this assessment, $869,991 was recorded as lease impairment in the first nine months of 2003 while no impairments were recorded during the period in 2002.

During the first nine months of 2003, we utilized our remaining net operating loss carry-forwards for income tax purposes, and we began to accrue charges for current and deferred income tax expense. As a result, we incurred $1,519,304 in income tax expenses in the first nine months of 2003, compared to $0 in the same period in 2002.

During the period in 2003, we increased borrowings under our commercial bank credit line, and interest expense increased to $141,023 for the nine months ended September 30, 2003 from $69,806 for the same period in 2002, a $71,217 or 102% increase.

CAPITAL RESOURCES AND LIQUIDITY:

At September 30, 2003, we had current assets totaling $7,141,933 and current liabilities totaling $7,594,240, a $452,307 working capital deficit, exclusive of unused credit. We had cash and cash equivalents at September 30, 2003 of $4,177,251 compared to $2,229,944 at December 31, 2002. During the nine months ending September 30, 2003, we drew $1,000,000 from our credit line to meet our drilling schedule. We expect to generate sufficient cash from operations during the remainder of 2003 to fund operating and capital expenditure requirements. Unused available credit from our bank totaled approximately $390,000 at September 30, 2003.

OPERATING ACTIVITIES. For the nine months ended September 30, 2003 cash provided by operating activities totaled $7,986,224 compared to $720,313, a 1008.7% increase provided by operating activities for the same period in 2002, mainly due to higher natural gas production and prices during the period in 2003.

INVESTING ACTIVITIES. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $6,738,742 for the first nine months of 2003, compared to $3,267,636 used by investing activities for the same period in 2002. The increase in cash used was mainly due to the drilling of thirteen wells during the period in 2003, eleven of which were completed, when compared to the drilling of twelve wells, three of which were dry and not completed, during the period in 2002.

FINANCING ACTIVITIES. For the nine months ended September 30, 2003 cash provided by financing activities was $699,825 compared to $1,750,000 provided by financing activities for the same period in 2002. The difference was due to a decrease in borrowings from our bank credit line during 2003. We drew these funds in order to meet our drilling schedule.

Item 3. Disclosure Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2003.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits.

31.1 Rule 13a-14(a)/15d-14(a) Certification
31.2 Rule 13a-14(a)/15d-14(a) Certification
32.1 18 U.S.C. Section 1350 Certification
32.2 18 U.S.C. Section 1350 Certification

b. Reports on Form 8-K.

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: November 14, 2003	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Date: November 14, 2003	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer

