Form 10KSB/A
period 2001-12-31
ROYALE ENERGY INC
filed 2003-12-11
CIK 864839

As filed with the SEC on December 11, 2003

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
Common Stock, par value $.01 per share
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best or registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $15,858,273.

At December 31, 2001, there were 3,267,695 outstanding shares of registrant’s Common Stock held by non-affiliates (after making adjustments for stock dividends distributed after December 31, 2001), with an aggregate market value of approximately $18,103,030, based on the closing Nasdaq price on that date.

At December 31, 2001, a total of 5,213,883 shares of registrant’s Common Stock were outstanding (after making adjustments for stock dividends distributed after December 31, 2001).

DOCUMENTS INCORPORATED BY REFERENCE: None

Exhibit Index appears on page 23

TABLE OF CONTENTS

PART I		1
Item 1	Description of Business	1
	Plan of Business	2
	Competition, Markets and Regulation	4
Item 2	Description of Property	5
	Northern California	5
	Developed and Undeveloped Leasehold Acreage	6
	Drilling Activities	6
	Production	7
	Net proved Oil and Natural Gas Reserves	7
Item 3	Legal Proceedings	8
Item 4	Submission of Matters to a Vote of Security Holders	8
PART II		8
Item 5	Market Price of Royale Energy's Common Stock and Related Stockholder Matters	8
	Dividends	9
	No Recent Sales of Equity Securities	9
	Critical Accounting Policies	10
	Results of Operations for the Twelve Months Ended December 31, 2001, as Compared to the Twelve Months Ended December 31, 2000	11
	Capital Resources and Liquidity	14
Item 7	Financial Statements and Supplementary Data	16
PART III		16
Item 8	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act	16
Item 8	Compliance with Section 16(a) of the Exchange Act	18
Item 9	Executive Compensation	18
	No Stock Options Were Granted in 2001	19
	Aggregated 2001 Option Exercises and Year-End Values	19
	Compensation of Directors	20
Item 10	Security Ownership of Certain Beneficial Owners and Management	20
	Common Stock	20
	Preferred Stock	22
Item 11	Certain Relationships and Related Transactions	22
Item 12	Exhibits, Lists, and Reports on Form 8-K	23
Signatures
Financial	Statements	F-1

-i-

ROYALE ENERGY, INC.

PART I

Item 1.                Description of Business

Royale Energy, Inc. (“Royale Energy”), is an independent oil and natural gas producer. Royale Energy’s principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale Energy. Royale Energy was incorporated in California in 1986 and began operations in 1988. Royale Energy’s Common Stock is traded on the Nasdaq National Market System (symbol ROYL). On March 23, 2002, Royale Energy had 17 full time employees.

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

During its fiscal year ended December 31, 2001, Royale Energy continued to explore and develop natural gas properties in northern California. Royale Energy drilled eleven wells in 2001, seven of which are currently commercially productive wells. One well is waiting on completion. In 2001, four previously drilled wells were “shut-in,” which means that the wellhead valves were closed, shutting off production. The shut-in wells were awaiting further equipment or production arrangements to begin or recommence operations, such as production equipment or pipeline easements. Royale Energy’s estimated total natural gas reserves decreased from approximately 16.7 Bcf (billion cubic feet) at December 31, 2000 to approximately 13.2 Bcf at December 31, 2001. According to the reserve report furnished to Royale Energy by WZI, Inc., Royale Energy’s independent petroleum engineers, the net present value of its proved developed and undeveloped reserves was more than $13.6 million at December 31, 2001, based on natural gas prices ranging from $2.41 per Mcf to $2.85 per Mcf. Of course, net present value does not represent the fair market value of our reserves on that date, and we cannot be sure what return we will eventually receive on our reserves. The engineer determined our standard measure of discounted future net cash flows at December 31, 2001, to be $9,013,270.

Royale Energy reported gross revenues in connection with the drilling of wells on a “turnkey contract” basis, or sales of fractional interests in undeveloped wells, in the amount of $6,703,452 for the year ended December 31, 2001, which represents 42.3% of its total revenues for the year.

In the year ended 2000, Royale Energy reported $4,792,151 gross revenues for the year, representing 41.0% of Royale Energy’s total revenues for that year. These amounts are offset by drilling expenses and development costs of $3,065,747 in 2001, and $1,975,242 in 2000. In addition to Royale Energy’s own engineering staff, Royale Energy hires independent contractors to drill, test, complete and equip the wells that it drills.

Approximately 53.3% of Royale Energy’s total revenue for the year ended December 31, 2001 came from oil and natural gas sales from production of its wells ($8,452,282). In 2000, this amount was $6,194,451, which represented 53.0% of Royale Energy’s total revenues.

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

Royale Energy also may sell fractional interests in undeveloped wells to finance part of the drilling cost. A drilling contract that calls for a drilling contractor to drill a well, for a fixed price, to a specified depth is called a “turnkey contract.” When Royale Energy sells fractional interests to raise capital to drill oil and natural gas wells, generally it agrees to drill these wells on a turnkey contract basis, so that the holders of the fractional interests prepay a fixed amount for the drilling and completion of a specified number of wells. Under a turnkey contract, Royale Energy recognizes gross revenue for the amount paid by the purchaser and agrees to pay the expense of drilling and development of the well for the participants. Sometimes the actual drilling and development costs are less than the fixed amount that Royale Energy received from the fractional interest sale.

When Royale Energy authorizes a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who execute a contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, geological and geophysical costs, and other costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is held and reported by Royale Energy as deferred revenue until the well is spudded (begun). The deferred revenue is referred to as “remaining funds” in Royale Energy’s disclosure. See Note 1 to Royale Energy’s Financial Statements on page F-7. Royale Energy maintains internal records of the expenditure of each investor’s funds for drilling projects.

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

Royale Energy’s business does not depend on a single customer or a few customers and Royale Energy’s management does not believe this will change in the foreseeable future. Oil and natural gas purchasers are readily available in today’s markets, and Royale Energy does not believe that the loss of any customer would materially affect its business or its ability to find ready purchasers for its oil and gas production at current market prices.

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

Affiliated Entities

On December 31, 2001, Royale Petroleum Corporation (“RPC”) owned 31.5% of Royale Energy’s Common Stock (including rights to purchase shares pursuant to warrants). RPC is owned equally by Donald H. Hosmer and Stephen M. Hosmer, who are brothers. Donald H. Hosmer is president and director of Royale Energy, and Stephen Hosmer is chief financial officer and director of Royale Energy. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer, chairman of Royale Energy’s board of directors. See, Security Ownership of Certain Beneficial Owners and Management on page 21. RPC is a predecessor and affiliate of Royale Energy. RPC is a Delaware corporation formed in 1985.

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

Regulation

Federal and state laws and regulations affect, to some degree, the production, transportation, and sale of oil and natural gas from Royale Energy’s operations. Many states in which Royale Energy operates have statutory provisions regulating the production and sale of oil and natural gas, including provisions regarding deliverability. These statutes, along with the regulations interpreting the statutes, generally are intended to prevent waste of oil and natural gas, and to protect correlative rights to produce oil and natural gas produced by assigning allowable rates of production to each well or proration unit.

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

Presently, Royale Energy does not anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect on capital expenditures, earnings, or its competitive position in the oil and natural gas industry; however, changes in the laws, rules or regulations, or the interpretation thereof, could have a materially adverse effect on Royale Energy’s financial condition or results of operation.

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

In December of 2000, Royale Energy entered into an agreement with BankOne, Texas, NA (“Bank One”), in which BankOne assumed the revolving line of credit that was originally extended to Royale Energy by Hibernia National Bank. Under the terms of the agreement, from time to time, Royale Energy may borrow, repay, and reborrow money from Bank One with a total credit line of $15,000,000. The maximum allowable amount of each credit request is governed by a formula in the agreement. The initial maximum allowable amount was $6,000,000. At December 31, 2001, Royale Energy owed $2,000,000 under this credit line. In January 2003, Royale Energy replaced its Bank One credit line with a credit agreement from Guaranty Bank, FSB, which assumed the revolving line of credit from BankOne, on substantially similar terms.

Following is a discussion of Royale Energy’s significant oil and natural gas properties. Reserves at December 31, 2001, for each property discussed below, have been determined by WZI, Inc., registered professional petroleum engineers, in accordance with its report submitted to Royale Energy on March 6, 2002 (the most recent report available).

Northern California

Royale Energy owns lease interests in 12 gas fields with locations ranging from Tehama County in the north to Kern County in the south, in the Sacramento and San Joaquin Basins in northern California. At December 31, 2001, Royale Energy operated 69 wells in Northern California, and its estimated total proved developed and undeveloped gas reserves in Northern California were approximately 13.2 Bcf, according to Royale Energy’s independently prepared reserve report.

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

Drilling Activities

The following table sets forth Royale Energy’s drilling activities during the years ended December 31, 1999, 2000, and 2001. All wells are located in the Continental U.S., in California, Texas, and Oklahoma.

Year	Type of Well(a)		Gross Wells(b)		Net Wells(e)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)
1999	Exploratory Developmental	3 9	1 6	2 3	.4320 1.8156	.9653 1.0758

2000	Exploratory Developmental	2 7	2 6	-- 1	.4104 --	2.7971 .5295

2001	Exploratory Developmental	5 6	3 5	2 1	1.4311 .6682	1.8565 .6082

(a)     An exploratory well is one that is drilled in search of new oil and natural gas reservoirs, or to test the boundary limits of a previously discovered reservoir. A developmental well is one drilled on a previously known productive area of an oil and natural gas reservoir with the objective of completing that reservoir.

(b)     Gross wells represent the number of actual wells in which Royale Energy owns an interest. Royale Energy’s interest in these wells may range from 1% to 100%.

(c)     A producing well is one that is producing oil and/or natural gas that is being purchased on the market.

(d)     A dry well is a well that is not deemed capable of producing hydrocarbons in paying quantities.

(e)     One “net well” is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as a whole number or a fraction.

As of December 31, 2001, Royale Energy had 52 gross (30.57 net) currently producing natural gas wells.

Production

The following table summarizes, for the periods indicated, Royale Energy’s net share of oil and natural gas production, average sales price per barrel (Bbl), per thousand cubic feet (Mcf) of natural gas, and the Mcf equivalent (Mcfe) for the barrels of oil based on a 10 to 1 ratio of the price per barrel of oil to the price per Mcf of natural gas. “Net” production is production that Royale Energy owns either directly or indirectly through partnership or joint venture interests produced to its interest after deducting royalty, limited partner or other similar interests. Royale Energy generally sells its oil and natural gas at prices then prevailing on the “spot market” and does not have any material long term contracts for the sale of natural gas at a fixed price.

	2001	2000	1999
NET VOLUME
Oil (Bbl)	1,893	596	2,215
Gas (Mcf)	1,371,286	1,161,513	1,331,887
Mcfe	1,390,216	1,167,473	1,354,037

AVERAGE SALES PRICE
Oil (Bbl)	$26.55	$23.59	$16.30
Gas (Mcf)	$6.12	$5.32	$2.34

Net Production Costs & Taxes	$1,266,245	$936,841	$896,321

Lifting Costs (per Mcfe)	$0.91	$0.60	$0.49

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

Additional data relating to Royale Energy’s oil and natural gas properties is disclosed in Supplemental Information About Oil and Gas Producing Activities (Unaudited), attached to Royale Energy’s Financial Statements, beginning on page F-1. The oil and natural gas reserve information disclosed in the supplement to the financial statements are based upon the reserve reports for the years ended December 31, 2001 and 2000, prepared by Royale Energy’s independent reserve engineering consultants.

Item 3. Legal Proceedings

Buck, et al., v. Royale Energy, et al., No. C 00-CV-1499-K (NLS), U.S. District Court, Southern District of California. On December 10, 1999, a group of 16 investors in drilling projects sponsored by Royale Energy from 1994 to 1998 filed suit against Royale Energy and certain of its officers and former officers in U.S. District Court for the Northern District of California, alleging fraud, negligent misrepresentation, breach of fiduciary duties and other related claims in connection with the sales of working interests in those projects. The complaint generally states that the defendants failed to adequately disclose the company’s track record regarding previously drilled wells and makes other general statements about misconduct which are not, in Royale Energy’s view, supported by specific factual allegations. The suit seeks an unspecified amount of damages, restitution of amounts the plaintiffs invested, and punitive damages. In July 2000, the court granted Royale Energy’s motion to transfer the case to the U.S. District Court for the Southern District of California. No discovery has been conducted in the case. No discovery has ever been conducted in the case since it was filed in December 1999. If the plaintiffs elect to pursue this case, Royale Energy will contend that the plaintiffs suffered no damages, that their claims are completely without merit and that the complaint fails to state a claim on which relief can be based.

Blue Star Resources, et al., v. Royale Energy, Inc., No. 49460, Superior Court of Tehama County, California. On October 12, 2001, Blue Star Resources, Inc. and others filed suit against Royale Energy for declaratory relief, money damages, and imposition of a constructive trust, seeking a working interest and drilling rights to certain properties covered by a joint operating agreement between plaintiffs and Royale Energy. The dispute is over whether plaintiffs failed to consent to drilling operations that resulted in a commercially productive well drilled by Royale Energy and thereby lost their rights to working interests in the well. The case is set for trial in January 2003. In March 2001, the court dismissed the plaintiffs’ motion for partial summary judgment. Royale Energy has sought leave of the court to file a partial summary judgment of its own. The Plaintiffs alleged money damages of more than $1,000,000.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5. Market Price of Royale Energy’s Common Stock and Related Stockholder Matters

Since 1997 Royale Energy’s Common Stock has been traded on the Nasdaq National Market System under the symbol “ROYL.” As of December 31, 2001, 5,213,883 shares (after making adjustments for stock dividends paid after December 31, 2001) of Royale Energy’s Common Stock were held by approximately 2,800 shareholders. The following table reflects high and low quarterly sales prices from January 2000 through December 2001 (as adjusted for subsequent stock dividends).

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2000	2.72	1.85	2.89	1.96	6.09	2.12	6.47	2.39
2001	6.85	4.78	18.26	5.70	14.95	5.83	8.26	3.50

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

On March 18, 2002, Royale Energy’s board of directors declared a 15% stock dividend to its security holders of record as of May 31, 2002. The dividend increased the number of shares of common stock outstanding and those issuable on exercise of all outstanding warrants and options and on conversion of all outstanding shares. The dividend increased the number of outstanding common shares by 655,959 shares to 5,029,473 shares (not including shares that may be issued on the exercise of options and warrants and on the conversion of preferred stock).

On May 18, 2003, Royale Energy’s board of directors announced a stock dividend payable to holders of record in four installments of 3.75% each to holders of record on the last day of June 30, September 30, and December 31, 2003, and March 31, 2004. The first of these dividends was paid on June 30, 2003, and increased the number of outstanding shares by 191,652 shares to 5,221,753 shares (not including shares that may be issued on the exercise of options and warrants and on the conversion of preferred stock).

No Recent Sales of Equity Securities

Royale Energy sold no equity securities in the fourth quarter of 2001.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition

Royale Energy derives DWI revenue from sales of working interests to high net worth individuals. The DWI revenue is divided into payments for pre-drilling costs and for drilling costs. DWI investments are non-refundable. Royale Energy recognizes the pre-drilling revenue portion when the investor deposits money with Royale Energy. The company holds the remaining investment in trust as deferred revenue until the well is spudded (begun). Occasionally, spudding is delayed due to the permitting process, or drilling rig availability. At June 30, 2002 and December 31, 2001, Royale Energy had deferred drilling revenue of $1,890,675 and $2,740,991, respectively. Gross profit from this line of business declined from 54% in the fiscal year ended December 31, 2001, to 37% in the nine months ended September 30, 2002.

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

Impairment Of Assets

Producing property costs are evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard No. 121 (SFAS 121) “Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of.” Impairment of non-producing leasehold costs and undeveloped mineral and royalty interests are assessed periodically on a property-by-property basis, and any impairment in value is currently charged to expense.

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

Results of Operations for the Twelve Months Ended December 31, 2001, as Compared to the Twelve Months Ended December 31, 2000

For the year ended December 31, 2001, Royale Energy achieved a net profit of $3,746,524, a $945,533 or 33.8% increase over the net profit of $2,800,991 achieved during the year in 2000. Royale Energy’s management attribute this to an increase in oil and gas sales resulting from increased production and higher natural gas prices, and an increase in turnkey drilling revenues. Total revenues for the year ended December 31, 2001 were $15,858,273, a $4,170,921 or 35.7% increase from the total revenues in 2000 of $11,687,352, again as a result of higher turnkey drilling revenues and natural gas sales. For the year in 2001, Royale Energy’s net operating profit was $4,171,514, an increase of $864,765 or 26% over the net operating profit of $3,306,749 during the year in 2000.

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

Royale Energy’s oil and gas lease operating expenses increased by 35.2% or $329,404, to $1,266,245 for the year ended December 31, 2001, from $936,841 for the same period in 2000. This can be attributed to the increase in the number of wells operated by Royale Energy during the year in 2001 when compared to 2000, due to the wells drilled and placed into production during 2000 and 2001. For 2001, Royale Energy’s gross margin on oil and gas production (excluding drilling and development costs) was 85%, compared to 84.9% in 2000.

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

Royale Energy’s gross margins, or profits, on drilling depend on our ability to accurately estimate the costs associated with the development of projects in which we sell working interests. Costs associated with contract drilling depend on location, well depth, weather, and availability of drilling contractors and equipment. Royale Energy’s gross margin on drilling was 54.3% and 58.8% for the years ended December 31, 2001 and 2000, respectively.

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

In fiscal 2001, Royale Energy restated its 1997 – 2000 financial statements because it changed the method of reviewing for impairment of proved oil and gas properties from a region by region to field by field basis. When the impairment analysis method was changed, Royale Energy determined to write off certain oil and gas properties in 1998, 1999 and 2000 because their expected future net cash flows on a field basis were less than the net book value, though the future net cash flows in the region where they were located had previously been viewed as supporting a higher value when taken as a whole. The impairment change caused restatements reducing income in each of these years, as described in Note 2, Restatements, of our financial statements. These restatements reduced the depreciation, depletion and amortization expenses we reported for 2000.

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

Effective December 31, 1998, Royale Energy began to perform a periodic review for impairment on a region by region basis, and our annual reports for the fiscal years ended December 31, 1998, 1999 and 2000 reflected this impairment procedure. In 2001, after the Royale Energy filed its annual report for December 31, 2000, the company determined that it is more appropriate to conduct the impairment analysis on a field by field basis. When the impairment analysis method was changed, Royale Energy determined to write down certain proved oil and gas properties in 1998, 1999 and 2000 because their expected future net cash flows on a field basis were less than the net book value, though the future net cash flows in the region where they were located previously had been viewed as supporting a higher value when taken as a whole. This resulted in a restatement that increased the amount of impaired properties in 1998, 1999, and 2000, and in the additional impairment of properties in 2001. See, Note 2, Restatements, to our financial statements.

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

Depreciation, depletion and amortization expense increased to $1,282,640 from $846,051, an increase of $436,589 (51.6%) for 2001, compared to 2000. The depletion rate increased from 8.37% in 2000 to 10.85% in 2001, as a result of increased production. This increased the amount of depletion. In addition, the depletable basis or our proven oil and gas properties increased from 2000 to 2001.

This Amendment No. 2 to the Form 10-KSB for 2001 also restates the amount of depreciation, depletion and amortization expense for 2000, increasing it from $586,907 to $846,051, a

$309,069 increase. The restatement is necessary because in Amendment No. 1, depreciation was incorrectly reduced when an adjustment for data library expenses was incorrectly deducted from this deprecation.

Royale Energy also reevaluated its inventory of geological lease and land costs, which had been previously capitalized, in order to write off those prospects which may be no longer viable. As a result, $56,806 of previously capitalized costs were written off and recorded as geological and geophysical expense during 2001 compared with $22,337 written off in 2000, a $34,469 or 154.3% increase.

General and administration expenses increased by $508,580, or 29.3%, from $1,737,201 for the year ended December 31, 2000 to $2,245,781 for the same period in 2001. We attribute the increase to higher employee salary costs and related expenses, and management bonuses paid in 2001. We also had an increase in fees related to our bank credit line. Legal and accounting expense increased to $644,812 for the year, compared to $635,893 for 2000, an $8,919 (1.4%) increase. The increase can be attributed to the higher litigation costs during the year in 2001 when compared to 2000. Marketing expense for the year ended December 31, 2001, increased $376,507 or 54.9%, to $1,062,700, compared to $686,193 for 2000. Royale Energy’s marketing expense varies from period to period according to the number of marketing events attended by personnel and associated travel costs.

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

In 2000, 2001 and 2002, we had a revolving line of credit under a loan agreement with Bank One, Texas, N. A. We had outstanding indebtedness under this agreement of $2,000,000 at December 31, 2001 and $3,750,000 at September 30, 2002. It was secured by all of our oil and gas properties. The loan agreement also contained certain restrictive covenants, including the prohibition of payment of dividends on our stock (other than dividends paid in stock). The loan agreement contained covenants that, among other things, we must:

o	maintain a minimum ratio of earnings before interest, taxes, depreciation and amortizationto debt service requirements of at least 1.25 to 1.00;
o	maintain a ratio of current assets to current liabilities of at least 1.00 to 1.00; and
o	maintain a tangible net worth as of the close of each fiscal quarter of at least $6,086,850 as of September 30, 2000, plus 50% of positive quarterly net income thereafter.

In January 2003, Royale Energy replaced the BankOne credit agreement with one from Guaranty Bank, FSB. The new credit agreement contains the same restrictive covenants as the prior agreement, except that the minimum tangible net worth requirement has been raised to at least $8,188,000 as of September 30,2002, plus 50% of positive quarterly net income thereafter. Royale Energy was in compliance with all covenants at January 31, 2003.

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

PART III

Item 8. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Listed below is certain information about Royale Energy’s current directors and executive officers. Directors are elected by shareholders at each annual shareholders’ meeting and serve until their successors are elected and qualified. Officers serve at the discretion of the board of directors.

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

STEPHEN M. HOSMER is Chief Financial Officer and Director of Royale Energy. Mr. Hosmer joined Royale Energy as the Management Information Systems Manager in May 1988, responsible for developing and maintaining Royale Energy’s computer software. Mr. Hosmer developed programs and software systems used by Royale Energy. From 1991 to 1995, he served as president of Royale Operating Company, Royale Energy’s operating subsidiary. In 1995, he became Chief Financial Officer for Royale Energy. In 1996, he was elected to the board of directors of Royale Energy. Mr. Hosmer serves on the board of directors of Youth for Christ, a charitable organization in San Diego, California. Stephen M. Hosmer is the son of Harry E. Hosmer and brother of Donald H. Hosmer. He has a B.S. degree from Oral Roberts University in Business Administration.

OSCAR HILDEBRANDT, D.V.M., is a Director and is Chairman of Royale Energy’s Compensation Committee. From 1994 to 1995 he served as an advisory member of Royale Energy’s Board of Directors. Dr. Hildebrandt practiced veterinary medicine as President of Medford Veterinary Clinic, Medford, Wisconsin, from 1960 to 1990. Since 1990, Dr. Hildebrandt has engaged independently in veterinary practice consulting services. He has served on the board of directors of Fidelity National Bank — Medford, Wisconsin, and its predecessor bank from 1965 to the present and is past chairman of the board of the Bank. From 1990 to the present he has acted as a financial advisor engaged in private business interests. Dr. Hildebrandt received a Bachelor of Science degree from the University of Wisconsin in 1954 and a Doctor of Veterinary Medicine degree from the University of Minnesota in 1958.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that Royale Energy’s directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish Royale Energy with copies of all such reports they file. One director, Harry E. Hosmer, filed a late report on Form 5 of his reacquisition of 392,500 shares of Royale Energy’s common stock from two charitable trusts in May 2000.

Based solely upon a review of the copies of the forms furnished to Royale Energy, or representations from certain reporting persons that no reports were required, Royale Energy believes that no other persons failed to file required reports on a timely basis during or in respect of 2001.

Item 9. Executive Compensation

The following table summarizes the compensation of the chief executive officer and the other most highly compensated executive officers of Royale Energy and its subsidiaries during the past year.

		Annual Compensation			Long Term Compensation
(a) Name	(b) Year	(c) Salary	(d) Bonus	(e) Other Annual Compensation[1]	(i) All Other Compensation[2]

Donald Hosmer	2001	$143,289	$ 50,000	$2,541	$4,000
President	2000	$135,046	$ 10,000	$ 653	$2,400
		1999	$135,046	$ 415	$2,400

Stephen Hosmer	2001	$119,656	$ 50,000	$1,757	$3,500
CFO	2000	$112,539	$ 10,000	$ 630	$3,300
		1999	$112,539	$ 321	$3,300

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

_________________

1 Under the terms of a plan adopted by the board of directors in 1989, each of the listed executives has elected to participate in wells drilled by Royale Energy. See, Certain Relationships and Related Transactions on page 23. The costs that they incurred for interests acquired in wells pursuant to this policy are less than would have been the cost of purchasing an equivalent percentage as working interests in these wells which are sold to unaffiliated outside investors. The difference between the executives’ actual cost and the cost incurred by outside investors could be considered as additional compensation to them. However, Royale Energy’s management does not believe that the amount of such difference is significant. In addition, prior to June 1995, Royale Energy advanced funds to the executives to pay for their well participation interests. To the extent that the advances amount to interest free loans, the executives could also be considered to have received additional compensation. The Other Annual Compensation in the foregoing table consists of the amounts which the management believes may be considered income to be imputed from such foregone interest. The imputed interest was estimated using approximate amounts due at the end of each period, as if that amount had been due for the entire period. Royale Energy used the imputed interest rate of 7% simple interest per annum. In June 1995, Royale Energy’s policy regarding advancement of funds was changed. The current policy requires that all such purchases of interests in wells must be paid in cash.

2 Includes Royale Energy’s matching contribution in 2001 for Donald Hosmer ($4,000) and Stephen Hosmer ($3,500) to Royale Energy’s retirement savings plan initiated in April 1998. For year ending 2000, includes matching contribution for Donald Hosmer ($2,400) and Stephen Hosmer ($3,300) and for the year ending 1999, includes matching contribution for Donald Hosmer ($2,400) and Stephen Hosmer ($3,300).

(a)	(b)	(c)	(d) Number of Securities Underlying Unexercised Options/SARs at FY-End (1)		(e) Value of Unexercised In-the- Money Options/SARs at FY- End (2)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Donald Hosmer,
President	0	$0	20,581	0	$69,019	$0

Stephen Hosmer,
CFO	0	$0	13,721	0	$46,014	$0

(1)     The number and price of shares has been adjusted for stock dividends distributed after December 31, 2003.

(2)     Based on a fair market value of $5.54 per share, which was the closing bid price of Royale Energy’s Common Stock in the Nasdaq National Market System on Friday, December 29, 2001 (as adjusted for stock dividends distributed after December 31, 2001).

Compensation of Directors

Each director who is not an employee of Royale Energy receives a quarterly fee for his services, which in 2001 was set at $2,500. In addition, Royale Energy reimburses directors for the expenses they incur for their service. No directors received any stock options or stock appreciation rights in 2001.

Item 10. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the ownership of Royale Energy’s voting securities as of December 31, 2001, by: (i) each person Royale Energy knows to own beneficially more than 5% of the outstanding shares of each class of equity securities, (ii) each of Royale Energy’s directors, and (iii) all of Royale Energy’s directors and officers as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.

Common Stock

On December 31, 2001, 5,213,883 shares of Royale Energy’s Common Stock were outstanding, as adjusted for stock dividends distributed after December 31, 2001. All share figures in the following table were adjusted to account for the dividends distributed after December 31, 2001.

	Shares Owned(1)
Shareholder(2)	Number		Percent

Donald H. Hosmer	896,029	(3),(4)	16.62%

Harry E. Hosmer	530,046	(4),(5)	10.06%

Oscar A. Hildebrandt	56,835	(6	1.08%

Stephen M. Hosmer	889,388	(3),(4)	16.51%

Gilbert C. L. Kemp	6,860		Less than 1%

Rodney Nahama	19,209		Less than 1%

George M. Watters	41,163		Less than 1%

All directors and officers as a group (7 persons)	2,799,666	(3)	49.05%

(1)     Includes shares which the listed shareholder has the right to acquire before March 1, 2001, from options or warrants, as follows: Royale Petroleum Corporation 316,343, Donald H. Hosmer 20,581, Harry E. Hosmer 54,884, Stephen M. Hosmer 13,721, Oscar Hildebrandt 27,442, Rodney Nahama 19,209, George M. Watters 41,163, and all officers and directors as a group (excluding Royale Petroleum Corporation) 177,000.

(2)     The mailing address of each listed shareholder is 7676 Hazard Center Drive, Suite 1500, San Diego, California 92108.

(3)     The shares owned by Donald and Stephen Hosmer each include shares owned by Royale Petroleum Corporation (“RPC”). RPC owns 1,748,152 shares (31.61%) of Royale Energy. Donald and Stephen Hosmer each own and have power to vote 50% of RPC’s equity securities, so each of them may be deemed to be the beneficial owner of the Common Stock owned by RPC pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended. To illustrate the relative economic and voting interests owned by the directors, the above table attributes 50% (732,594) shares of the Royale Energy shares owned by RPC to each of Donald and Stephen Hosmer. The total number of Royale Energy shares owned by RPC (1,748,152 shares) are included in the number of shares both Donald and Stephen Hosmer own and in the number of shares owned by all officers and directors as a group.

(4)     Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer, Chairman of the Board.

(5)     Includes shares held by two family trusts of which Harry. E. Hosmer and his wife are beneficiaries.

(6)     Includes shares held by a family partnership of which Dr. Hildebrandt is a 50% partner and shares held by a trust of which Dr. Hildebrandt is trustee.

Preferred Stock

Holders of each series of Convertible Preferred Stock have voting rights equal to the number of shares into which they are convertible. None of the Preferred shareholders have the right to vote as much as 5% of the shares entitled to vote when taking into account the total number of both Common and Preferred shares. On December 31, 2001, there were 10,780 shares of Series A and 43,125 shares of Series AA Convertible Preferred Stock outstanding. The shares of each series of Preferred shares are convertible into shares of Royale Energy’s Common Stock at the option of the security holder, at the rate of two shares of Convertible Preferred Stock for each share of Common Stock. To Royale Energy’s knowledge, none of the Preferred shareholders would own more than 1% of Royale Energy’s Common Stock, if their Preferred shares were converted to Common shares.

Item 11. Certain Relationships and Related Transactions

In 1989, the board of directors adopted a policy (the “1989 policy”) that permits each director and officer of Royale Energy to purchase from Royale Energy, at its cost, up to one percent (1%) fractional interest in any well to be drilled by Royale Energy. When an officer or director elects to make such a purchase, the amount charged per each percentage working interest is equal to Royale Energy’s actual pro rata cost of drilling and completion, rather than the higher amount that Royale Energy charges to working interest holders for the purchase of a percentage working interest in a well. Of the current officers and directors, Donald Hosmer, Stephen Hosmer, Harry E. Hosmer, and Oscar Hildebrandt at various times have elected under the 1989 policy to purchase interests in certain wells Royale Energy has drilled.

Under the 1989 policy, officers and directors may elect to participate in wells at any time up until drilling of the prospect begins. Participants do not pay a set, turnkey price (as do outside investors who purchase undivided working interests from Royale Energy), but they are liable for all direct costs and expenses through completion of a well, whether or not the well drilling and completion expenses exceed Royale Energy’s cost estimates. Thus, they participate on terms similar to other oil and gas industry participants or joint venturers. Participants are invoiced for their share of direct costs of drilling and completion as Royale Energy incurs expenses.

Officer and director participants under this program do not pay some expenses paid by outside, retail investors in working interests, such as sales commissions, if any, or marketing expenses. The outside, turnkey drilling agreement investors, on the other hand, are not obligated to pay additional costs if a drilling project experiences cost overruns or unanticipated expenses in the drilling and completion stage. Accordingly, Royale Energy’s management believes that its officers and directors who participate in wells under the Board of Directors’ policy do so on terms the same as could be obtained by unaffiliated oil and gas industry participants in arms-length transactions, albeit those terms are different than the turnkey agreement under which outside investors purchase fractional undivided working interests from Royale Energy.

Donald and Stephen Hosmer each have participated individually in 67 wells under the 1989 policy. The Hosmer Trust, a trust for the benefit of family members of Harry E. Hosmer, has participated in 66 wells.

Donald Hosmer’s 2001 investments in wells under the 1989 policy totaled $23,092 in fractional interests in 11 wells. In 2001, Stephen Hosmer purchased fractional interests in 11 wells under the 1989 policy, for a total investment of $21,466.

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

Royale Energy’s Chairman of the Board and former President, Harry E. Hosmer, renders management consulting services to Royale Energy on an ongoing basis. Royale Energy compensated Mr. Hosmer $120,000 annually for his consulting services in 2001 and pays his medical insurance costs. Mr. Hosmer’s consulting services are in addition to his service on the board of directors, for which he receives no compensation other than reimbursement of expenses to attend meetings.

      Item 12.             Exhibits, Lists, and Reports on Form 8-K

(a)	Certain of the Exhibits set forth in the following index are incorporated by reference.

3.1	Restated Articles of Incorporation of Royale Energy, Inc., incorporated by reference to Exhibit 3.1 of Royale Energy's Form 10-SB Registration Statement

3.2	Certificate of Amendment to the Articles of Incorporation of Royale Energy, Inc. (effecting reverse stock split and defining certain rights of equity security holders), incorporated by reference to Exhibit 3.1 of Royale Energy's Form 8-K dated October 31, 1994

3.3	Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.2 of Royale Energy's Form 10-SB Registration Statement

4.1	Certificate of Determination of the Series A Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 of Royale Energy's Form 10-SB Registration Statement

4.2	Certificate of Determination of the Series AA Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of Royale Energy's Form 10-SB Registration Statement

10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 of Royale Energy's Form 10-SB Registration Statement

(b)	Reports on Form 8-K

Royale Energy filed no Reports on Form 8-K during the last fiscal quarter of 2001

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.
ROYALE ENERGY, INC.
Date: December 11, 2003	Stephen M. Hosmer Stephen M. Hosmer, Executive Vice President and Chief Financial Officer

ROYALE ENERGY, INC.
INDEX TO FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Index to Financial Statements	F-1

Report of Brown Armstrong Paulden McCown Starbuck & Keeter, Independent Auditors	F-2

Balance Sheets at December 31, 2001 and 2000	F-3

Statements of Income for the Years Ended December 31, 2001 and 2000	F-4

Statements of Stockholders' Equity for the Years Ended December 31, 2001 and 2000	F-5

Statements of Cash Flows for the Years Ended December 31, 2001 and 2000	F-6

Notes to the Financial Statements	F-7

Supplemental Information About Oil and Gas Producing Activities (Unaudited)	F-21

Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

REPORT OF INDEPENDENT AUDITOR

Shareholders and Board of Directors
Royale Energy, Inc.

We have audited the accompanying balance sheets of Royale Energy, Inc. (a California corporation) as of December 31, 2001 and 2000, and the related statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of Royale Energy’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Royale Energy, Inc., as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                    BROWN ARMSTRONG PAULDEN
                    McCOWN STARBUCK & KEETER
                    ACCOUNTANCY CORPORATION

Bakersfield, California
January 27, 2003

ROYALE ENERGY, INC.
BALANCE SHEETS
DECEMBER 31, 2001 and 2000

                                               ASSETS

	2001	2000
Current Assets
Cash and cash equivalents	$3,131,859	$2,106,841
Accounts receivable	3,525,038	6,480,407
Other current assets	695,461	468,356

Total Current Assets	7,352,358	9,055,604

Oil and Gas Properties (successful efforts basis), Equipment
and Fixtures, net	12,226,001	11,719,436

	$19,578,359	$20,778,040

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,543,001	$6,639,808
Deferred revenue from turnkey drilling	2,740,991	1,635,300

Total Current Liabilities	6,283,992	8,275,108

Long-Term Debt, net of current portion	2,000,000	4,952,089

Redeemable Preferred Stock
Series A, convertible preferred stock, no par value, 59,250 shares
authorized; 12,445 and 12,445 shares issued and outstanding	30,140	30,140

Stockholders' Equity
Common stock, no par value, 10,000,000 shares authorized;
5,213,883 and 5,210,289 shares issued and outstanding,
respectively	17,687,905	17,662,905
Convertible preferred stock, Series AA, no par value, 147,500
shares authorized; 51,409 and 58,596 shares issued and	205,152	230,152
outstanding
Accumulated (deficit)	(6,501,524)	(10,248,048)

Total paid in capital and accumulated deficit	11,391,533	7,645,009

Less cost of treasury stock, 26,000 shares	(127,306)	(127,306)

Total Stockholders' Equity	11,265,227	7,517,703

	$19,578,359	$20,775,040

        The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

	2001	2000 As Restated
Revenues
Oil and gas production	$8,452,282	$6,194,451
Turnkey drilling	6,703,452	4,792,151
Supervisory fees and other	702,539	700,750

Total Revenues	15,858,273	11,687,352

Costs and Expenses
General and administrative	2,245,781	1,737,201
Geological and geophysical expense	56,806	22,337
Turnkey drilling and development	3,065,747	1,975,242
Lease operating	1,266,245	936,841
Lease impairment	2,062,028	1,540,845
Legal and accounting	644,812	635,893
Marketing	1,062,700	686,193
Depreciation, depletion and amortization	1,282,640	895,976

Total Costs and Expenses	11,686,759	8,430,528

Income from Operations	4,171,514	3,256,824

Other Expense
Interest expense	54,455	427,304

Income Before Income Tax Expense	4,117,059	2,829,520

Income Tax Provision	370,535	78,454

Net Income	$3,746,524	$2,751,066

Basic Earnings Per Share	$0.72	$0.53

Diluted Earnings Per Share	$0.68	$0.50

        The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	Common Stock		Preferred Stock Series AA			Treasury Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount	Accumulated Deficit	Shares Outstanding	Amount
Balance at January 1, 2000,
as restated	5,205,289	$17,655,405	58,596	$ 230,152	$(12,999,114)	26,000	$(127,306)

Shares issued	5,000	7,500

Net income for the year	--	--	--	--	2,751,066	--	--

Balance at December 31, 2000, as restated	5,210,289	17,662,905	58,596	230,152	(10,248,068)	26,000	(127,306)

Conversion of Preferred AA to
common stock	3,594	25,000	(7,187)	(25,000)	--	--	--

Net income for the year	--	--	--	--	3,746,524	--	--

Balance at December 31, 2001	5,213,883	$17,687,905	51,409	$ 205,152	$(6,501,524)	26,000	$(127,306)

The accompanying notes are an integral part of these financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

	2001	2000 As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,746,524	$2,751,066
Adjustment to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	1,282,640	895,976
Lease impairment	2,062,028	1,540,845
(Increase) decrease in:
Accounts receivable	2,955,369	(4,650,337)
Prepaid expenses and other assets	(227,105)	(78,766)
Increase (decrease) in:
Accounts payable and accrued expenses	(3,096,807)	2,785,649
Deferred revenues - DWI	1,105,691	170,685

Net Cash Provided by Operating Activities	7,828,340	3,415,118

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties	(3,267,284)	(2,234,845)
Other capital expenditures	(583,949)	--

Net Cash Provided (Used) by Investing Activities	(3,851,233)	(2,234,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(4,952,089)	(5,050,000)
Proceeds from long-term debt	2,000,000	4,952,089
Common stock issued	--	7,500

Net Cash Provided (Used) by Financing Activities	(2,952,089)	(90,411)

Net Increase in Cash and Cash Equivalents	1,025,018	1,089,862

Cash at beginning of year	2,106,841	1,016,979

Cash at end of year	$3,131,859	$2,106,841

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$54,455	$427,304

Cash paid for taxes	$533,661	$800

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Royale Energy, Inc. (“Royale Energy”) is presented to assist in understanding Royale Energy’s financial statements. The financial statements and notes are representations of Royale Energy’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Royale Energy enters into turnkey drilling agreements with investors to develop leasehold acreage acquired by Royale Energy. When Royale Energy authorizes a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who enter a signed contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, intangible drilling costs, and other costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is held and reported by Royale Energy as deferred revenue until the well is spudded (begun). If costs exceed revenues and Royale Energy participates as a working interest owner, Royale Energy’s proportional share of the excess is capitalized as the cost of Royale Energy’s working interest. If Royale Energy is unable to drill the wells, and a suitable replacement well is not found, the deferred funds received would be returned to the investors. If the drilling effort is successful, each investor receives a working interest in the wells, and Royale Energy, along with the investors, receive an assignment of working interests. Included in cash and cash equivalents are amounts for use in the completion of Turnkey drilling programs in progress.

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

Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and/or Long-Lived Assets to be Disposed of”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 121 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, Royale Energy periodically assessed its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows.

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

Earnings (Loss) Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:

		For the Year Ended 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$3,746,524	5,212,091	$0.72

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	--	279,988	(0.04)

Net income available to common stock	$3,746,524	5,492,079	$0.68

		For the Year Ended 2000
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$2,751,066	205,837	$0.53

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	--	272,729	(.03)

Net income available to common stock	$2,751,066	5,478,566	$0.50

Income Taxes

The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported net amounts.

Fair Values of Financial Instruments

Disclosure of the estimated fair value of financial instruments is required under SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.” The fair value estimates are made at discrete points in time based on relevant market information and information about the financial instruments. These estimates may be subjective in nature and involve uncertainties and significant judgment and therefore cannot be determined with precision.

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

New Accounting Standards

In April 2000, the FASB issued Financial Interpretation Number (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of Accounting Principles Board No. 25. FIN 44 clarifies the application of Opinion No. 25. This Interpretation was effective immediately and all issues are to be handled prospectively. The adoption of FIN 44 did not have a material impact on Royale Energy’s financial position or results of operations.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”) and No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 141 also requires unallocated negative goodwill (in a case where the purchase price is less than fair market value of the acquired assets) to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to 40 years.

Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142. Statement No. 141 will require, upon adoption of Statement No. 142, that an entity evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. The adoption of Statement No. 142, did not have a material impact on Royale Energy’s financial position or results of operations.

In June 2001, the FASB also approved for issuance SFAS 143 “Asset Retirement Obligations.” SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets such as wells and production facilities. SFAS 143 guidance covers (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability, and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method. Royale Energy will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, Royale Energy cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations or cash flows.

In August 2001, the FASB also approved SFAS 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets to Bed Disposed Of.” The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally are to be applied prospectively. At this time, Royale Energy cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

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

Effective January 1, 1998, the Company reinstated its method of reviewing for impairment of its oil and gas properties from a region by region basis to a field by field basis. The Company believes that evaluating impairment on a field by field is a better measure of impairment than the region by region basis, and is consistent with the practice of the majority of oil and gas companies in industry for evaluating impairment. Before 1998, the Company had used a field cost center impairment measure, and changed to a regional method for 1998, 1999, and 2000, and throughout the first three quarters of 2001. Significant downward revisions to reserves were realized due to this change. All of these reporting periods have been restated.

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

Change in Accounting for Other Capitalized Costs

The following tables reconcile the effects of the restatements for the fiscal years ended December 31, 1998, 1999 and 2000:

	1998	1999	2000
Income from operations as previously reported	$1,162,647	$535,709	$3,498,299
Effect of change in method of reviewing for impairment	(1,149,310)	(596,495)	(550,544)
Effect of change in accounting for other capitalized costs	(927,208)	309,069	309,069
Income (Loss) from operations as restated	(913,871)	248,283	3,256,824

Net Income as previously reported	774,406	149,903	2,990,995
Effect of change in method of reviewing for impairment	(1,120,233)	(596,495)	(556,104)
Effect of change in accounting for other capitalized costs	(903,417)	309,069	316,175
Net Income (Loss) as restated	(1,249,244)	(137,623)	2,751,066

Net Income per share (basic) as previously reported	0.20	0.04	0.71
Effect of change in method of reviewing for impairment	(0.29)	(0.16)	(0.11)
Effect of change in accounting for other capitalized costs	(0.24)	0.08	0.06
Effect of increase in outstanding shares due to stock dividends	--	--	(0.13)
Net Income (Loss) per share (basic) operations as restated	(0.33)	(0.04)	0.53

Net Income (Loss) per share (diluted) as previously reported	0.19	0.04	0.67
Effect of change in method of reviewing for impairment	(0.27)	(0.16)	(0.11)
Effect of change in accounting for other capitalized costs	(0.22)	0.08	0.06
Effect of increase in outstanding shares due to stock dividends	--	--	(0.12)
Net Income (Loss) per share (diluted) as restated	(0.30)	(0.04)	0.50

NOTE 3 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31:

	2001	2000
Oil and Gas
Producing properties, including intangible drilling costs	$9,189,884	$8,732,387
Undeveloped properties	1,939,338	1,648,374
Lease and well equipment	4,563,115	4,677,700

	15,692,337	15,058,461
Accumulated depletion, depreciation and amortization	(3,701,773)	(3,461,085)

	11,990,564	11,597,376
Commercial and Other
Furniture and equipment	597,977	436,713
Accumulated depreciation	(362,540)	(314,653)

	235,437	122,060

	$12,226,001	$11,719,436

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

	2001	2000	1999

Acquisition	$94,174	$919,472	$55,290
Development	$2,552,193	$1,950,428	$3,683,456
Exploration	$221,207	$602,438	$928,539

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the two years ended December 31, are as follows:

	2001	2000
Oil and gas sales	$8,452,282	$6,194,451
Production related costs	(1,266,245)	(936,841)
Geological and geophysical expense	(56,806)	(22,337)
Depreciation, depletion and amortization	(1,282,640)	(895,976)
Results of operations from producing and exploration activities	$5,846,591	$4,339,297

NOTE 4 — TURNKEY DRILLING CONTRACTS

Royale Energy receives funds under turnkey drilling contracts, which require Royale Energy to drill oil and gas wells within a reasonable time period from the date of receipt of the funds. As of December 31, 2001 and 2000, Royale Energy had recorded deferred turnkey drilling revenue associated with undrilled wells of $2,740,991 and $1,635,300, respectively, as a current liability.

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

The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Principles (see Note 1).

Royale Energy’s operations are classified into two principal industry segments. Following is a summary of segmented information for 2001 and 2000:

	Oil and Gas Producing and Exploration	Turnkey Drilling Services	Total
Year Ended December 31, 2001
Revenues from External Customers	$8,452,282	$6,703,452	$15,155,734
Supervisory Fees	$604,736	$--	$604,736
Interest Revenue	$97,803	$--	$97,803
Interest Expense	$27,228	$27,227	$54,455

Expenditures for Segment Assets	$3,030,565	$5,311,526	$8,342,091

Depreciation, Depletion, and Amortization	$1,223,588	$59,052	$1,282,640

Lease Impairment	$1,031,014	$1,031,014	$2,062,028

Income Tax	$185,268	$185,267	$370,535

Total Assets	$19,578,359	$--	$19,578,359

Net Income	$3,657,158	$89,366	$3,746,524

Year Ended December 31, 2000
Revenues from External Customers	$6,194,451	$4,792,151	$10,986,602
Supervisory Fees	$668,361	$--	$668,361
Interest Revenue	$32,389	$--	$32,389
Interest Expense	$213,652	$213,652	$427,304

Expenditures for Segment Assets	$2,264,380	$3,729,327	$5,993,707

Depreciation, Depletion, and Amortization	$846,050	$49,926	$895,976
Lease Impairment $	1,129,077	$411,768	$1,540,845

Income Tax	$38,454	$40,000	$78,545

Total Assets	$20,775,040	$--	$20,775,040

Net Income	$2,403,588	$347,478	$2,751,066

NOTE 6 - LONG-TERM DEBT

	2001	2000
Revolving line of credit secured by oil and gas properties, with a maximum available of $6,000,000 issued by Bank One Service Corporation for the purposes of refinancing Royale Energy's existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes. Agreement was entered into on
December 1, 2002, payable monthly with borrowing base reductions of
$100,000 commencing on February 1, 2001. All Unpaid principal and
interest is payable at maturity on December 21, 2003	$2,000,000	$4,952,089
	$2,000,000	$4,952,089

Under the terms of the agreement, the Company is required to have a positive net worth not less than $6,086,850, debt service coverage not less than 1.25:1; current ratio not less than 1:1, debt and lien restrictions, no changes in management without bank consent, and dividend and distribution restrictions. The Company was in compliance with the terms of this agreement at December 31, 2001.

Maturities of long-term debt for years subsequent to December 31, 2001 are as follows:

Year Ended
December 31,

2003	$ 2,000,000

NOTE 7 - INCOME TAXES

The components of the net deferred tax assets were as follows:

	2001	2000
Deferred Tax Assets:
Net operating loss carryforwards	$--	$1,812,536
Statutory depletion carryforwards	342,000	355,502

Total Deferred Tax Assets	342,000	2,168,038

Valuation Allowance	(342,000)	(2,168,038)

Net Deferred Tax Assets	$--	$--

Royale Energy has approximately $1,500,000 of unused statutory percentage depletion, eligible to be used by Royale Energy in future years to reduce federal taxable income. This depletion has no expiration date. A full valuation allowance has been established for the deferred tax assets generated by this depletion carryforward due to the uncertainty of future utilization.

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the U.S. statutory federal income tax rate of 34% at December 31, 2001 and 2000, respectively, to pretax income is as follows:

	2001	2000
Tax computed at 34%, respectively	$1,399,800	$1,044,388

Increase (decrease) in taxes resulting from:
Net operating loss carryforwards used	(932,118)	(1,044,388)
State tax	244,553	78,454
Percentage depletion carryforwards used	(341,700)	--

	$370,535	$78,454

Effective Tax Rate	9.0%	3.0%

NOTE 8 - REDEEMABLE PREFERRED STOCK

In 1993, Royale Energy’s Board of Directors authorized the issuance of 259,250 shares of Series A Convertible Preferred Stock which were sold through a private placement offering. The Series A Convertible Preferred Stock was offered in units. Each unit consisted of 25,000 shares of Series A Convertible Preferred Stock and a 0.1% interest in the distributions of the Royale Energy Income Trust, to be formed. Royale Energy had the right to sell fractional units. The Series A Convertible Preferred Stock has a stated value of $4 per share and provides shareholders with a one time 10% dividend payable thirty days after the expiration of one year from the date of purchase. The dividend has been paid on all outstanding shares at December 31, 1994.

The Series A Convertible Preferred Stock is convertible any time at the basic conversion rate of one share of common stock for two shares of Series A Convertible Preferred Stock, subject to adjustment. Royale Energy has the option to call, at any time, the Series A Convertible Preferred Stock at either the issue price of $4 per share plus 10%, if called within one year after issuance, or $4 per share thereafter. (Subject to the holders’ conversion rights outlined above).

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

On October 28, 1993, Royale Energy’s Series A Convertible Preferred Stock shareholders were made a one time offer to convert their Series A Convertible Preferred Stock to common stock. This conversion would be at one share of common stock for each share of Series A Convertible Preferred Stock, rather than at the original conversion price of $4 per share. This conversion would not affect the shareholders’ rights and incentives in the Royale Energy Income Trust. As of December 31, 2001 and 2000, 224,815 shares of Series A Convertible Preferred Stock had been converted to 198,625 shares of common stock.

NOTE 9 - SERIES AA PREFERRED STOCK

In April 1992, Royale Energy’s Board of Directors authorized the sale of Series AA Convertible Preferred Stock. Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to Series A Convertible Preferred Stockholders. The Series AA Convertible Preferred Stock does not have the right of redemption at the shareholders’ option. As of December 31, 2001 and 2000, there were 56,780 and 49,593 shares issued and outstanding. The dividend has been paid on all shares outstanding at December 31, 2001 and 2000.

NOTE 10 - COMMON STOCK

Royale Energy’s Board of Directors, at its December 1997 meeting, authorized the repurchase and cancellation of up to 15% of the outstanding common stock of Royale Energy. In addition, on March 26, 2001, the Board of Directors authorized a 15% stock dividend to shareholders of record on May 25, 2001. The number of common shares increased by 555,838 shares. The effect of the stock dividend decreased retained earnings (deficit) by $3,925,606. The Board also authorized a 15% stock dividend to shareholders of record on May 31, 2002. The number of common shares increased by 652,959 shares. The effect of the stock dividend decreased retained earnings by $4,472,769. A 3.75% stock dividend was paid on June 30, 2003, which increased common shares by 187,879, resulting in a $1,016,425 decrease to retained earnings.

The financial statements have been retroactively restated to reflect these dividends.

NOTE 11 - STOCK WARRANTS

Changes in Royale Energy’s common stock warrants were as follows at December 31:

	2001	2000
Outstanding warrants at beginning of period	230,555	230,555

15% Stock dividend	34,583	--
Additional warrants issued	--	--
Exercise of stock warrants	--	--
Warrants expired or ineligible	--	--

Outstanding warrants at end of period	265,138	230,555

Royale Energy’s affiliate, RPC, acquired 111,111 shares of Royale Energy’s common stock during the year ended December 31, 1993, at a purchase price of $333,333. This transaction was pursuant to the exercise of a stock purchase warrant granted to RPC by Royale Energy’s Board of Directors on December 18, 1992, to purchase a maximum of 166,666 shares at the minimum bid price on December 18, 1992 of $3.00 per share. The expiration date to purchase the remaining 55,555 additional shares pursuant to this grant has been extended through December 31, 2002.

At the November 3, 1993 Board of Directors meeting, the Board of Directors granted RPC additional warrants to purchase 175,000 shares of Royale Energy’s common stock at prices ranging from $1.50 to $3.00 per share. The expiration date of this grant has been extended through December 31, 2002.

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

Year Ended December 31,
2002	$201,913
2003	206,763
2004	210,613
2005	124,338

$743,627

Rental expense for the years ended December 31, 2001 and 2000, was $186,474 and $177,257, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

On December 31, 2001, 27.53% of Royale Energy’s common stock was owned by Royale Petroleum Corporation (RPC). RPC is owned equally by Donald H. Hosmer and Stephen M. Hosmer.

Harry E. Hosmer, Royale Energy’s former president and former chief executive officer, owns 10.50% of Royale Energy’s common stock . Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer. Donald H. Hosmer and Stephen M. Hosmer are also officers and directors of Royale Energy.

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

A summary of the status of Royale Energy’s stock option plan as of December 31, 2001 and 2000, and changes during the years ending on those dates follows

	2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Fixed Options
Outstanding at beginning of year	$129,000	$1.87	134,000	$2.15
15% of Stocks dividend	19,350		--
Exercised	--		5,000

Outstanding at end of year	148,350		129,000

Options exercisable at year end	148,350		129,000

Weighted-average fair value of options
Granted during the year	$ --		$ --

The following table summarizes information about fixed stock options outstanding at December 31, 2001 and 2000:

Range of Exercise Prices	Number Outstanding at December 31, 2001	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Outstanding at December 31, 2000	Weighted- Average Remaining Contractual Life (Years)
$1.65	34,500	1.0	$3.00	30,000	2.0
$2.60	113,850	3.2	$1.90	99,000	4.2

$1.65 to $2.60	148,350	2.7	$1.90 to $3.00	129,000	3.7

The Board of Directors adopted a policy in 1989 that permits directors and officers of Royale Energy to purchase from Royale Energy, at Royale Energy’s actual costs, up to one percent of a fractional interest in any well to be drilled by Royale Energy. Current and former officers and directors were billed $97,261 and $77,067 for their interests for the years ended December 31, 2001 and 2000, respectively.

NOTE 14 - SIMPLE IRA PLAN

In April 1998, Royale Energy established a Simple IRA pension plan covering all employees. Royale Energy will contribute a matching contribution to each eligible employee’s Simple IRA equal to the employee’s salary reduction contributions up to a limit of 3% of the employee’s compensation for the year. The employer contribution for the years ending December 31, 2001 and 2000 were $34,606 and $23,035, respectively.

NOTE 15 - ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the on-going evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy’s business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance and remediation costs in 2000 or 1999.

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

On October 12, 2001, Blue Star Resources, Inc. and others filed suit against Royale Energy for declaratory relief, money damages, imposition of a constructive trust, and declaratory relief, seeking a working interest and drilling rights to certain properties covered by a joint operating agreement between plaintiffs and Royale Energy. The dispute is over whether plaintiffs failed to consent to drilling operations that resulted in a commercially productive well drilled by Royale Energy and thereby lost their rights to working interests in the well. The case is set for trial in July 2002. In March 2001, the court dismissed the plaintiff’s motion for partial summary judgment. Since the amount of the judgment against the Company, if any, cannot be reasonably determined at this time, no liability has been accrued in the financial statements.

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

Quarter Ended	Total Revenues	Gross Profit	Net Income (Loss)	Basic Earnings Per Common Share	Weighted- Average Shares Outstanding
December 31, 2001	$2,485,301	$323,262	$(1,575,274)	$(0.30)	5,212,091
2000	$4,330,993	$3,525,104	$1,686,057	$0.32	5,205,837

September 30, 2001	$3,470,768	$1,659,976	$513,216	$0.10	5,212,091
2000	$2,962,880	$1,604,364	$527,930	$0.10	5,205,289

June 30, 2001	$3,950,337	$3,005,045	$1,778,077	$0.34	5,210,289
2000	$2,495,162	$1,224,745	$394,535	$0.08	5,205,289

March 31, 2001	$5,951,867	$4,459,575	$3,030,505	$0.58	5,210,289
2000	$1,898,317	$1,026,910	$142,544	$0.03	5,205,289

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

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the Securities and Exchange Commission (SEC). Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign government actions, and the fact that the bases for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent management’s assessment of future profitability or future cash flows to Royale Energy. Management’s investment and operating decisions are based upon reserve estimates that include proved reserves prescribed by the SEC as well as probable reserves, and upon different price and cost assumptions from those used here.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2001 and 2000 and changes in such quantities during each of the years then ended, were as follows:

	2001		2000
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed and undeveloped reserves:
Beginning of period	3,000	16,651,010	80,000	15,842,000
Revisions of previous estimates	(2,000)	(6,457,330)	(76,404)	1,103,647
Production	--	(1,366,109)	(596)	(1,161,513)
Extensions, discoveries and improved recovery	7,000	4,333,429	--	866,876
Purchase of minerals in place	--	--	--	--

Proved reserves end of period	8,000	13,161,000	3,000	16,651,010

Proved developed reserves:
Beginning of period	3,000	12,672,000	80,000	10,401,000

End of period	8,000	11,245,000	3,000	12,672,000

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

The future net cash inflows are developed as follows:

(1)     Estimates are made of quantities of proved reserves and the future periods which they are expected to be produced based on year-end economic conditions.

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

	2001	2000
Future cash inflows	$34,888,000	$246,398,000
Future production costs	(11,830,000)	(27,583,000)
Future development costs	(1,943,000)	(2,286,000)
Future income tax expenses	(6,334,800)	(64,959,000)

Future net cash flows	14,780,200	151,570,000

10% annual discount for estimated timing of cash flows	(5,766,930)	(68,515,413)

Standardized measure of discounted future net cash flows	$9,013,270	$83,054,587

Changes in standardized measure of discounted future net cash flow from proved reserve quantities

This statement discloses the sources of changes in the standardized measure from year to year. The amount reported as “Net changes in prices and production costs” represents the present value of changes in prices and production costs multiplied by estimates of proved reserves as of the beginning of the year. The “accretion of discount” was computed by multiplying the ten percent discount factor by the standardized measure on a pretax basis as of the beginning of the year. The “Sales of oil and gas produced, net of production costs” are expressed in actual dollar amounts. “Revisions of previous quantity estimates” is expressed at year-end prices. The “Net change in income taxes” is computed as the change in present value of future income taxes.

	2001	2000
Standardized measure - beginning of year	$83,054,587	$9,503,521

Sales of oil and gas produced, net of production costs	(1,819,352)	(9,402,032)

Revisions of previous quantity estimates	(9,178,726)	11,829,749
Net changes in prices and production costs	(106,445,929)	101,776,580

Extensions, discoveries and improved recovery	5,973,576	6,581,704

Accretion of discount	5,216,894	(5,213,770)

Net change in income tax	32,212,220	(32,021,165)

Net increase (decrease)	(74,041,317)	73,551,066

Standardized measure - end of year	$9,013,270	$83,054,587