Form 10QSB/A
period 2002-09-30
ROYALE ENERGY INC
filed 2003-12-11
CIK 864839

As filed with the SEC on December 11, 2003

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1 TO THE
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

ii

PART I. FINANCIAL CONDITION

Item 1.   Financial Statements

The following unaudited Financial Statements for the period ended June 30, 2002, have been prepared by Royale Energy, Inc. (“Royale Energy”).

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2002 (Unaudited)	December 31, 2001 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,334,536	$3,131,859
Accounts receivable	2,731,435	3,525,038
Other current assets	841,767	695,461

Total Current Assets	5,907,738	7,352,358

Oil and Gas Properties at cost, (successful efforts method)	20,105,183	17,111,209
Equipment and Fixtures	818,946	597,977

	20,924,129	17,709,186
Less accumulated depreciation, depletion and amortization	6,503,408	5,483,185
	14,420,721	12,226,001

TOTAL ASSETS:	$20,328,459	$19,578,359

See notes to consolidated financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2002 Unaudited	December 31, 2001 (Audited)
Current Liabilities
Accounts payable and accrued expenses	$3,763,061	$3,543,001
Deferred revenue from turnkey drilling	1,890,675	2,740,991

Total Current Liabilities	5,653,736	6,283,992

Long-Term Debt, net of current portion	3,750,000	2,000,000

Redeemable Preferred Stock
Series A, convertible preferred stock, no par value,
259,250 shares authorized; 5,068 and 10,780 shares,
respectively, issued and outstanding	6,965	24,066

Stockholder's Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 5,033,101 and 4,373,045 shares
respectively	12,313,320	12,292,705
Convertible preferred stock, Series AA, no par value
147,500 shares authorized; 48,581 and 43,121 shares
issued and outstanding, respectively	169,660	173,174

Accumulated (deficit)	(1,470,722)	(1,101,078)

Total paid in capital and accumulated deficit	11,012,258	11,364,801
Less cost of treasury stock, 19,300 shares	(94,500)	(94,500)

Total Stockholders' Equity	10,917,758	11,270,301
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:	$20,328,459	$19,578,359

See notes to consolidated financial statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Nine Months Ended September 30
	2002 (Unaudited)	2001 (Unaudited)
Revenues
Oil and gas production	$3,182,545	$7,639,243
Turnkey drilling	4,673,519	5,195,055
Supervisory fees and other	472,507	538,674

Total Revenues	8,328,571	13,372,972

Costs and Expenses
General and administrative	1,887,730	1,576,314
Turnkey drilling and development	2,961,618	2,200,800
Lease operating	1,144,995	940,387
Lease impairment	0	266,802
Legal and accounting	879,022	513,701
Marketing	682,128	740,211
Depreciation, depletion and amortization	1,072,917	1,107,189

Total Costs and Expenses	8,628,410	7,345,404

Income (Loss) from Operations	(299,839)	6,027,568

Other Expense
Interest expense	69,806	51,029

Income Before Income Tax Expense	(369,645)	5,976,539
Income Tax Provision	0	654,741

Net Income (Loss)	($369,645)	$5,321,798

Diluted Earnings Per Share	($0.07)	$1.00

Basic Earnings Per Share	($0.07)	$1.06

See notes to consolidated financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2002 (Unaudited)	2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	($369,645)	$5,321,798
Adjustment to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, depletion and amortization	1,072,917	1,107,189
Lease impairment	0	266,802
(Increase)decrease in:
Accounts receivable	793,603	4,251,005
Prepaid expenses and other assets	(146,306)	(26,698)
Increase (decrease) in:
Accounts payable and accrued expenses	220,060	(2,622,665)
Deferred revenues - DWI	(850,316)	521,274

Net Cash Provided by Operating Activities	720,313	8,818,705

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties	(3,046,667)	(2,110,641)
Other capital expenditures	(220,969)	(130,951)
(Increase) decrease in notes receivable	0	(1,502)

Net Cash Provided (Used) by Investing Activities	($3,267,636)	($2,243,094)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,750,000	0
Principal payments on long-term debt	0	(4,952,089)

Net Cash Provided (Used) by Financing Activities	1,750,000	(4,952,089)

Net increase in cash and cash equivalents	(797,323)	1,623,522

Cash at beginning of year	3,131,859	2,106,841
Cash at end of period	$2,334,536	$3,730,363

SUPPLEMENTAL INFORMATION
Cash paid for interest	$52,662	$51,029

Cash paid for taxes	$70,377	$343,475

See notes to consolidated financial statements

ROYALE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The results of operations for the nine month period is not, in management’s opinion, indicative of the results to be expected for a full year of operations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report.

Note 2 — Earnings Per Share (SFAS 128)

Basic and diluted earnings per share are calculated as follows:

		Nine Months Ended September 30, 2002
	Income Numerator	Shares Denominator	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$(369,645)	5,033,101	$(.07)
Diluted Earnings Per Share:
Effect of dilutive securities and stock options	--	222,680	00

Net income available to common stock	$(369,645)	5,255,781	$(.07)

		Nine Months Ended September 30, 2001
	Income Numerator	Shares Denominator	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$5,321,798	5,033,101	$(1.06)
Diluted Earnings Per Share:
Effect of dilutive securities and stock options	--	276,360	(.06)

Net income available to common stock	$5,321,798	5,309,461	$1.00

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Revenues from oil and gas production fell by 58.3% from $7,639,243 to $3,182,545, as natural gas prices in northern California decreased, compared to the historically high prices received in early 2001. The net sales volume for the nine months ended September 30, 2002, was approximately 1,157,997 Mmbtu, versus 1,033,228 Mmbtu in the same period in 2001, a decrease of 121,769 Mmbtu or 11.8%. However, the average price per Mmbtu in the first nine months of 2002 was only $2.64 per Mmbtu, compared to $7.36 per Mmbtu in the same period in 2001. The net sales volume for oil and condensate (natural gas liquids) production increased to 5,109 barrels for the nine months ended September 30, 2002, compared to 1,318 barrels for the same period in 2001, an increase in sales volume of 3,791 Bbl or 287.6%. Oil prices fell slightly, averaging $24.10 for the nine month period in 2002, compared to $24.75 for 2001.

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

General and administration expenses increased by $311,416, or 19.8%, from $1,576,314 for the nine months ended September 30, 2001 to $1,887,730 for the same period in 2002. The increase resulted mainly from increased salaries, management compensation and related employment expenses. Legal and accounting expense increased to $879,022 for the period, compared to $513,701 for the first nine months of 2001, a $365,321 (71.1%) increase, because of increased litigation costs during the first nine months of 2002. Marketing expense for the nine months ended September 30, 2002, decreased $58,083 or 7.9%, to $682,128, compared to $740,211 for the same period in 2001. Marketing expense varies from period to period according to the number of marketing events attended by personnel and associated travel costs.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Buck et al. v. Royale Energy et al (Southern District of California Federal District Court, Case Number 00-CV-1499-K (NLS))

On May 23, 2002, the Federal District Court for the Southern District of California granted Royale Energy’s motion to dismiss this lawsuit with prejudice on grounds that the plaintiffs had failed to prosecute it with due diligence. Some, but not all, of the plaintiffs have since decided to pursue an appeal of the court’s dismissal of the case.

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

Certifications

I, Donald H. Hosmer, President and Chief Executive Officer of Royale Energy, Inc., certify that:

1.     I have reviewed this Amendment No. 1 to the quarterly report on Form 10-QSB of Royale Energy, Inc.;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

    c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

    a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2003                         Donald H. Hosmer
                                                                 Donald H. Hosmer, President and Chief Executive Officer

I, Stephen M.Hosmer, Executive Vice President and Chief Financial Officer of Royale Energy, Inc., certify that:

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

    c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

    a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2003                         Stephen M. Hosmer
                                                                 Stephen M. Hosmer, Executive Vice President
                                                                 and Chief Financial Officer