Form 10KSB/A
period 2002-12-31
ROYALE ENERGY INC
filed 2003-12-11
CIK 864839

                                                                                          As filed with the SEC on December 11, 2003

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1 TO THE
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

At December 31, 2002, there were 3,154,257 outstanding shares of registrant’s Common Stock held by non-affiliates, with an aggregate market value of approximately $16,591,392, based on the closing Nasdaq price on that date.

At December 31, 2002, a total of 5,030,101 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Exhibit Index appears on page 24.

TABLE OF CONTENTS

Part I
Item 1.	Description of Business	1
	Plan of Business	2
	Competition, Marets and Regulation	4
Item 2.	Description of Property	5
	Norther California	6
	Developed and Undeveloped Leasehold Acreage	6
	Drilling Activities	6
	Production	7
	Net Proved Oil and Natural Gas Reserves	7
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	9

Part II
Item 5.	Market Price of Royale Energy's Common Stock and Related Stockholder	9
	Matters
	Dividends	9
	No Recent Sales of Equity Securities	9
Item 6.	Management's Discussion and Analysis of Financial Condition and Results	9
	of Operations
	Critical Accounting Policies	10
	Results of Operations for the Twelve Months Ended December 31, 2001, as	11
	Compared to the Twelve Months Ebded Decenber 31, 2000	9
	Capital Resources and Liquidity	13
Item 7.	Financial Statements and Supplementary Data	15

Part III
Item 9.	Directors, Executive Officers, Promoters and Control Persons, Compliance	15
	with Section 16(a) of the Exchange Act
	Compliance with Section 16(a) of the Exchange Act	18
Item 10.	Executive Compensation	18
	No Stock Options Were Granted in 2001	19
	Aggregated 2001 Option Exercises and Year-End Values	19
	Compensation of Directors	20
Item 11.	Security Ownership of Certain Beneficial Owners and Management	20
	Common Stock	20
	Preferred Stock	21
Item 12.	Certain Relationships and Related Transactions	21
Item 13.	Exhibits, Lists, and Reports on Form 8-K	23
Signatures		24
Certifications		25
Financial Statements		F-1

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

During its fiscal year ended December 31, 2002, Royale Energy continued to explore and develop natural gas properties in northern California. Royale Energy drilled sixteen wells in 2002, thirteen of which are currently commercially productive wells. One well is waiting on completion. In 2002, five previously drilled wells were not producing because they were awaiting further equipment or production arrangements to begin or recommence operations, such as production equipment or pipeline easements. Royale Energy’s estimated total reserves increased from approximately 13.2 Bcfe (billion cubic feet equivalent) at December 31, 2001 to approximately 14.0 Bcfe at December 31, 2002. According to the reserve report furnished to Royale Energy by WZI, Inc., Royale Energy’s independent petroleum engineers, the net present value of its proved developed and undeveloped reserves was more than $24.6 million at December 31, 2002, based on natural gas prices ranging from $3.26 per Mcf to $4.85 per Mcf. Of course, net present value does not represent the fair market value of our reserves on that date, and we cannot be sure what return we will eventually receive on our reserves. The engineer determined our standard measure of discounted future net cash flows at December 31, 2002, to be $17,214,894.

Royale Energy reported gross revenues in connection with the drilling of wells on a “turnkey contract” basis, or sales of fractional interests in undeveloped wells, in the amount of $6,890,431 for the year ended December 31, 2002, which represents 55.4% of its total revenues for the year.

In the year ended 2001, Royale Energy reported $6,703,452 gross revenues from turnkey drilling operations for the year, representing 42.3% of Royale Energy’s total revenues for that year. These amounts are offset by drilling expenses and development costs of $4,156,239 in 2002, and $3,065,747 in 2001. In addition to Royale Energy’s own engineering staff, Royale Energy hires independent contractors to drill, test, complete and equip the wells that it drills.

Approximately 39.6% of Royale Energy’s total revenue for the year ended December 31, 2002 came from oil and natural gas sales from production of its wells ($4,930,278). In 2001, this amount was $8,452,282, which represented 53.3% of Royale Energy’s total revenues.

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

When Royale Energy authorizes a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who execute a contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, geological and geophysical costs, and other costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is held and reported by Royale Energy as deferred revenue until the well is spudded (begun). Drilling is generally completed within 7 – 14 days. The deferred revenue is referred to as “remaining funds” in Royale Energy’s disclosure. See Note 1 to Royale Energy’s Financial Statements on page F-7. Royale Energy maintains internal records of the expenditure of each investor’s funds for drilling projects.

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

Natural gas demand and the prices paid for gas are seasonal. In recent years, natural gas demand and prices in Northern California have decreased during the fall and winter and risen in the spring and summer, reflecting increased electricity consumption. In the winter and spring of 2001, a gas shortage in Northern California caused dramatic rises in the price Royale Energy received for its gas production. The high prices in the first half of 2001 materially increased Royale Energy’s revenues from gas production and sales in that period. Gas prices fell again in the summer of 2001. In the second half of 2001 and for most of 2002, gas prices receded to near historic levels. Gas prices rose again in late 2002, resulting in increased production income to Royale Energy in the fourth quarter of 2002. Royale Energy does not expect natural gas prices to return to their winter 2001 levels in the foreseeable future.

Affiliated Entities

On December 31, 2002, Royale Petroleum Corporation (“RPC”) owned 31.6% of Royale Energy’s Common Stock (including rights to purchase shares pursuant to warrants). RPC is owned equally by Donald H. Hosmer and Stephen M. Hosmer, who are brothers. Donald H. Hosmer is president and director of Royale Energy, and Stephen Hosmer is executive vice president, chief financial officer and director of Royale Energy. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer, chairman of Royale Energy’s board of directors. See, Security Ownership of Certain Beneficial Owners and Management on page 20. RPC is a predecessor and affiliate of Royale Energy. RPC is a Delaware corporation formed in 1985.

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

Northern California

Royale Energy owns lease interests in 15 gas fields with locations ranging from Tehama County in the north to Kern County in the south, in the Sacramento and San Joaquin Basins in northern California. At December 31, 2002, Royale Energy operated 79 wells in Northern California, and its estimated total proved developed and undeveloped reserves in Northern California were approximately 14.0 Bcfe, according to Royale Energy’s independently prepared reserve report.

Developed and Undeveloped Leasehold Acreage

As of December 31, 2002, Royale Energy owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres		Net Acres
California	17,129.55	11,474.63	14,592.07		14,592.07
All other States	1,036.96	178.08	320.00		160.00
Total	18,166.51	11,652.71	14.912	.07	17,752.07

Drilling Activities

The following table sets forth Royale Energy’s drilling activities during the years ended December 31, 2000, 2001 and 2002. All wells are located in the Continental U.S., in California, Texas, and Oklahoma.

Year	Type of Well		Gross Wells		Net Wells
		Total	Producing	Dry	Producing	Dry
2000	Exploratory	2	2	--	.4104	--
	Developmental	7	6	1	2.7971	.5295

2001	Exploratory	5	3	2	1.4311	.6682
	Developmental	6	5	1	1.8565	.6082

2002	Exploratory	8	5	3	1.5663	2.2042
	Developmental	8	8	--	3.1663	--

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

	2002	2001	2000
NET VOLUME
Oil (Bbl)	8,0853	1,893	596
Gas (Mcf)	1,602,780	1,371,286	1,161,513
Mcfe	1,683,630	1,390,216	1,167,473

AVERAGE SALES PRICE
	$22.84	$26.55	$23.59
Gas (Mcf)	$2.95	$6.12	$5.32

Net Production Costs & Taxes	$1,450,893	$1,266,245	$936,841

Lifting Costs (per Mcfe)	$0.86	$0.91	$0.60

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

Future Development Costs

In order to realize future revenues from our proved reserves estimated in our reserve report, it will be necessary to incur future costs to develop and produce the proved reserves. The following table estimates the costs to develop and produce our proved reserves in the years 2003 through 2005.

Future Development Cost of:	2003	2004	2005
Proved developed reserves	$319,000	$0	$0
Proved non-producing reserves	$119,000	$84,000	$12,000
Proved undeveloped reserves	$2,988,000	$2,082,000	$0
Total	$3,426,000	$2,166,000	$12,000

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

Additional data relating to Royale Energy’s oil and natural gas properties is disclosed in Supplemental Information About Oil and Gas Producing Activities (Unaudited), attached to Royale Energy’s Financial Statements, beginning on page F-1. The oil and natural gas reserve information disclosed in the supplement to the financial statements are based upon the reserve reports for the years ended December 31, 2002 and 2001, prepared by Royale Energy’s independent reserve engineering consultants.

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

Blue Star Resources, et al., v. Royale Energy, Inc., No. 49460, Superior Court of Tehama County, California. On October 12, 2001, Blue Star Resources, Inc. and other related entities filed suit against Royale Energy over whether plaintiffs failed to consent to drilling operations that resulted in commercially productive wells drilled by Royale Energy and thereby lost their rights to working interests in the wells. On April 9, 2001, Royale’s motion to dismiss the breach of fiduciary duty and slander of title claims for relief was granted by the Honorable Edward J. Garcia. On May 7, 2002, Judge Garcia granted Royale’s motion for partial summary judgment regarding one particular well, which was a substantial portion of Blue Star’s claims. On August 26, 2002, Judge Garcia granted Royale’s motion for partial summary judgment as to other claims. In April 2003, the parties agreed to a confidential settlement in which plaintiffs’ remaining claims would be dismissed.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.           Market Price of Royale Energy's Common Stock and Related
                       Stockholder Matters

Since 1997 Royale Energy’s Common Stock has been traded on the Nasdaq National Market System under the symbol “ROYL.” As of December 31, 2002, 5,030,101 shares of Royale Energy’s Common Stock were held by approximately 2,800 shareholders. The following table reflects high and low quarterly sales prices from January 2001 through December 2002.

	1st Quarter				2nd Quarter				3rd Quarter				4th Quarter
	H	igh	L	ow	H	igh	L	ow	H	igh	L	ow	H	igh	L	ow
2001	7.88		5.50		21.00		6.56		17.19		6.70		9.50		4.02
2002	12.36		4.90		12.75		4.02		6.25		3.55		6.50		3.50

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

Impairment Of Assets

Producing property costs are evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard No. 121 (SFAS 121, as amended by SFAS 144) “Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of.” Impairment of non-producing leasehold costs and undeveloped mineral and royalty interests are assessed periodically on a property-by-property basis, and any impairment in value is currently charged to expense.

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

In 2000, 2001 and 2002, we had a revolving line of credit under a loan agreement with Bank One, Texas, N. A. We had outstanding indebtedness under this agreement of $2,000,000 at December 31, 2001 and $3,500,000 at December 31, 2002. It was secured by all of our oil and gas properties. The loan agreement also contained certain restrictive covenants, including the prohibition of payment of dividends on our stock (other than dividends paid in stock). The loan agreement contained covenants that, among other things, we must:

o	maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization to debt service requirements of at least 1.25 to 1.00;
o	current assets to current liabilities of at least 1.00 to 1.00; and
o	maintain a tangible net worth as of the close of each fiscal quarter of at least $6,086,850 as of September 30, 2000, plus 50% of positive quarterly net income thereafter.

In January 2003, Royale Energy replaced the BankOne credit agreement with one from Guaranty Bank, FSB. The new credit agreement contains the same restrictive covenants as the prior agreement, except that the minimum tangible net worth requirement has been raised to at least $8,188,000 as of September 30, 2002, plus 50% of positive quarterly net income thereafter. Royale Energy was in compliance with all covenants at March 31, 2003.

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

GILBERT C. L. KEMP has since 2002 served as an independent consultant for seismic operations in the oil and gas industry. He managed the California operations of Western Atlas, Inc., a New York Stock Exchange company from 1998 until 2002. Mr. Kemp was a founding member of 3-D Geophysical, Inc., where he served as Vice President from 1996 until March 1998. In March 1998 3-D Geophysical, whose stock had been listed on the Nasdaq National Market System since February 1996, merged with Western Atlas, Inc. During the years 1987 to 1995, Mr. Kemp served as President and CEO of Kemp Geophysical Corporation, which owned and operated seismic crews in the United States and Canada.

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

		Annual Compensation			Long Term Compensation
(a) Name	(b) Year	(c) Salary	(d) Bonus	(e) Other Annual Compensation(1)	(i) All other Compensation(2)
Donald Hosmer	2002	$156,125	$50,000	$ 2,110	$0
President	2001	$143,289	$50,000	$ 2,541	$4,000
	2000	$135,046	$10,000	$ 653	$2,400

Stephen Hosmer	2002	$132,492	$50,000	$ 1,418	$5,340
Exec. V.P. and	2001	$119,656	$50,000	$ 1,757	$3,500
CFO	2000	$112,539	$10,000	$ 630	$3,300

(1)     Under the terms of a plan adopted by the board of directors in 1989, each of the listed executives has elected to participate in wells drilled by Royale Energy. See, Certain Relationships and Related Transactions on page 22. The costs that they incurred for interests acquired in wells pursuant to this policy are less than would have been the cost of purchasing an equivalent percentage as working interests in these wells which are sold to unaffiliated outside investors. Although the difference between the executives’ actual cost and the cost incurred by outside investors possibly could be considered as additional compensation to them, Royale Energy’s management does not believe that the amount of such difference should be treated as compensation. At any rate, management believes that the amount of the difference is insignificant. In addition, Royale Energy advanced funds to the executives to pay for their well participation interests. After adoption of the Sarbanes-Oxley Act of 2002, the Company discontinued making such advances and required the directors to repay all outstanding amounts advanced. The Other Annual Compensation in the foregoing table consists of the amounts which the management believes may be considered income to be imputed from such foregone interest. The imputed interest was estimated using approximate amounts due at the end of each period, as if that amount had been due for the entire period. Royale Energy used the imputed interest rate of 7% simple interest per annum.

(2)     Includes Royale Energy’s matching contribution in 2002 for Stephen Hosmer ($5,340) to Royale Energy’s retirement savings plan initiated in April 1998. For year ending 2001, includes matching contribution for Donald Hosmer ($4,000) and Stephen Hosmer ($3,500) and for the year ending 2000, includes matching contribution for Donald Hosmer ($2,400) and Stephen Hosmer ($3,300).

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

(a)	(b)	(c)	(d) Number of Securities Underlying Unexercised Options/SARs at FY-End		(e) Value of Unexercised In-the- Money Options/SARs at FY- End(1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Donald Hosmer, President	-	-	19,838	-	$59,345	-

Stephen Hosmer, CFO	-	-	13,225	-	$39,564	-

(1)     Based on a fair market value of $5.26 per share, which was the closing price of Royale Energy’s Common Stock in the Nasdaq National Market System on December 31, 2002.

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

Item 11.           Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the ownership of Royale Energy’s voting securities as of December 31, 2002, by: (i) each person Royale Energy knows to own beneficially more than 5% of the outstanding shares of each class of equity securities, (ii) each of Royale Energy’s directors, and (iii) all of Royale Energy’s directors and officers as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.

Common Stock

On December 31, 2002, 5,030,101 shares of Royale Energy’s Common Stock were outstanding.

	Shares Owned (1)
Shareholder (2)	Number		Percent

Donald H. Hosmer	863,643	(3),(4)	16.60%

Harry E. Hosmer	510,888	(4)	10.05%

Oscar A. Hildebrandt	54,781	(5)	1.08%

Stephen M. Hosmer	857,242	(3),(4)	16.50%

Gilbert C. L. Kemp	6,613		0.42%

Rodney Nahama	18,515		0.37%

George M. Watters	39,675		0.78%

All directors and officers
as a group (7 persons)	2,698,473	(3)	49.01%

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

Under the 1989 policy, officers and directors may elect to participate in wells at any time up until drilling of the prospect begins. Participants are required to pay all direct costs and expenses through completion of a well, whether or not the well drilling and completion expenses exceed Royale Energy’s cost estimates, instead of paying a set, turnkey price (as do outside investors who purchase undivided working interests from Royale Energy). Thus, they participate on terms similar to other oil and gas industry participants or joint venturers. Participants are invoiced for their share of direct costs of drilling and completion as Royale Energy incurs expenses.

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

Donald Hosmer’s 2002 investments in wells under the 1989 policy totaled $53,853 in fractional interests in 16 wells. In 2002, Stephen Hosmer purchased fractional interests in 16 wells under the 1989 policy, for a total investment of $51,578.

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

Royale Energy’s Chairman of the Board and former President, Harry E. Hosmer, renders management consulting services to Royale Energy on an ongoing basis. Royale Energy compensated Mr. Hosmer $120,000 for his consulting services in 2002 and pays his medical insurance costs. Mr. Hosmer’s consulting services are in conjunction with his service on the board of directors, for which he receives reimbursement of expenses to attend meetings.

         Item 13.           Exhibits, Lists, and Reports on Form 8-K

(a)	Certain of the Exhibits set forth in the following index are incorporated by reference.

3.1	Restated Articles of Incorporation of Royale Energy, Inc., incorporated by reference to Exhibit 3.1 of Royale Energy's Form 10-SB Registration Statement

3.2	Certificate of Amendment to the Articles of Incorporation of Royale Energy, Inc. (effecting reverse stock split and defining certain rights of equity security holders), incorporated by reference to Exhibit 3.1 of Royale Energy's Form 8-K dated October 31, 1994

3.3	Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.2 of Royale Energy's Form 10-SB Registration Statement

4.1	Certificate of Determination of the Series A Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 of Royale Energy's Form 10-SB Registration Statement

4.2	Certificate of Determination of the Series AA Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of Royale Energy's Form 10-SB Registration Statement

10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 of Royale Energy's Form 10-SBRegistration Statement

99.1	Officers' Certifications Pursuant to 18 U.S.C.ss.1350

(b)	Reports on Form 8-K

Royale Energy filed no Reports on Form 8-K during the last fiscal quarter of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC

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

4.     Royale Energy, Inc.‘s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for Royale Energy, Inc. and we have:

    a.        designed such disclosure controls and procedures to ensure that material information relating to Royale Energy, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b.        evaluated the effectiveness of Royale Energy, Inc.‘s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

    c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.     Royale Energy, Inc.‘s other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of Royale Energy, Inc.‘s board of directors:

    a.        all significant deficiencies in the design or operation of internal controls which could adversely affect Royale Energy, Inc.‘s ability to record, process, summarize and report financial data and have identified for Royale Energy, Inc.‘s auditors any material weaknesses in internal controls; and

    b.        any fraud, whether or not material, that involves management or other employees who have a significant role in Royale Energy, Inc.‘s internal controls.

6.     Royale Energy, Inc.‘s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2003	By: Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Certification

I, Stephen M. Hosmer, Executive Vice President and Chief Accounting Officer of Royale Energy, Inc., certify that:

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

4.     Royale Energy, Inc.‘s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for Royale Energy, Inc. and we have:

    a.        designed such disclosure controls and procedures to ensure that material information relating to Royale Energy, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b.        evaluated the effectiveness of Royale Energy, Inc.‘s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

    c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.     Royale Energy, Inc.‘s other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of Royale Energy, Inc.‘s board of directors:

    a.        all significant deficiencies in the design or operation of internal controls which could adversely affect Royale Energy, Inc.‘s ability to record, process, summarize and report financial data and have identified for Royale Energy, Inc.‘s auditors any material weaknesses in internal controls; and

    b.        any fraud, whether or not material, that involves management or other employees who have a significant role in Royale Energy, Inc.‘s internal controls.

6.     Royale Energy, Inc.‘s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2003	By: Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief
Financial Officer

ROYALE ENERGY, INC.
INDEX TO FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Index to Financial Statements	F-1

Report of Brown Armstrong Paulden McCown Starbuck & Keeter,
Independent Auditors	F-2

Balance Sheets at December 31, 2002 and 2001	F-3

Statements of Income for the Years Ended December 31, 2002 and 2001	F-4

Statements of Stockholders' Equity for the Years Ended December 31, 2002 and 2001	F-5

Statements of Cash Flows for the Years Ended December 31, 2002 and 2001	F-6

Notes to the Financial Statements	F-7

Supplemental Information About Oil and Gas Producing Activities (Unaudited)	F-21

Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

REPORT OF INDEPENDENT AUDITOR

Shareholders and Board of Directors
Royale Energy, Inc.

We have audited the accompanying balance sheets of Royale Energy, Inc. (a California corporation) as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of Royale Energy’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK & KEETER
ACCOUNTANCY CORPORATION

Bakersfield, California
March 28, 2003

ROYALE ENERGY, INC.
BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
ASSETS

	2002	2001
Current Assets
Cash and Cash Equivalents	$2,229,944	$3,131,859
Accounts Receivable	3,736,236	3,525,038
Prepaids	1,819,764	394,522
Inventory	63,148	25,939

Total Current Assets	7,849,092	7,077,358

Investments	275,000	275,000

Oil and Gas Properties (successful efforts basis), Equipment
and Fixtures	15,176,635	12,226,001

Total Assets	$23,300,727	$19,578,359

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$6,031,046	$3,543,001
Deferred Revenue from Turnkey Drilling	2,566,188	2,740,991

Total Current Liabilities	8,597,234	6,283,992

Long-Term Debt, Net of Current Portion	3,500,000	2,000,000

Total Liabilities	12,097,234	8,283,992

Redeemable Preferred Stock
Series A, Convertible Preferred Stock, No Par Value,
59,250 Shared Authorized; 5,068 and 12,256 Shares
Issued and Outstanding	12,017	29,118

Stockholders' Equity
Common Stock, No Par Value, 10,000,000 Shares
Authorized; 5,030,101 and 5,026,004 Shares
Issued and Outstanding	16,692,095	16,671,480
Convertible Preferred Stock, Series AA, No Par Value,
147,500 Shares Authorized; 48,581 and 49,583
Shares Issued and Outstanding	191,813	195,327
Accumulated (Deficit)	(5,611,288)	(5,474,252)

Total Paid in Capital and Accumulated Deficit	11,272,620	11,392,555

Less Cost of Treasury Stock, 20,000 and 26,000 Shares	97,906	127,306

Paid in Capital, Treasury Stock	(16,761)	--

Total Stockholders' Equity	11,203,492	11,294,367

Total Liabilities and Stockholders' Equity	$23,300,727	$19,578,359

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
Revenues
Sale of Oil and Gas	$4,930,278	$8,452,282
Turnkey Drilling	6,890,431	6,703,452
Supervisory Fees and Other	619,179	702,539

Total Revenues	12,439,888	15,858,273

Costs and Expenses
General and Administrative	2,826,978	2,459,758
Geological and Geophysical Expenses	28,566	56,806
Turnkey Drilling Development	4,156,239	3,065,747
Lease Operating	1,450,893	1,266,245
Lease Impairment	596,222	2,062,028
Legal and Accounting	1,055,244	644,812
Marketing	718,841	848,723
Depreciation, Depletion and Amortization	1,694,027	1,282,640

Total Costs and Expenses	12,527,010	11,686,759

Income from Operations	(87,122)	4,171,514

Other Expenses
Interest Expense	105,405	54,455

Income Before Income Tax Expense	(192,527)	4,117,059

Income Tax Expense (Benefit)	(55,491)	370,535

Net Income (Loss)	$(137,036)	$3,746,524

Basic Earnings Per Share	$(.03)	$.75

Diluted Earnings Per Share	$(.03)	$.71

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	Common Stock		Preferred Stock Series AA			Treasury Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount	Accumulated Deficit	Shares Outstanding	Amount
Balance at
December 31, 2000	5,022,410	$16,646,480	56,780	$ 220,327	$(9,220,776)	26,000	$(127,306)

Conversion of Preferred
AA to common stock	3,594	25,000	(7,187)	(25,000)	-	--	--

Net income for the year	--	--	--	--	3,746,524	--	--

Balance at
December 31, 2001	5,026,004	16,671,480	49,593	195,327	(5,474,252)	26,000	(127,306)

Conversion of Preferred
A to common stock	3,594	17,101	--	--	--	--	--

Conversion of Preferred AA to common stock	503	3,514	(1,012)	(3,514)	--	(6,000)	(29,400)

Net loss for the year	--	--	--	--	(137,036)	--	--

Balance at December 31, 2002	5,030,101	$16,692,095	48,581	$191,813	$5,611,288	20,000	97,906

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(137,036)	$3,746,524
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation, Depletion, and Amortization	1,694,028	1,282,640
Compensation Expense - Stock Grants	46,161	--
Lease Impairment	596,222	2,062,028
(Increase) Decrease in:
Accounts Receivable	(211,198)	2,955,369
Prepaid Expenses and Other Assets	(1,462,451)	(227,105)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	2,488,045	(3,096,807)
Deferred Revenues - DWI	(174,803)	1,105,691

Net Cash Provided by Operating Activities	2,838,968	7,828,340

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties	(5,240,883)	(3,267,284)
Other Capital Expenditures	--	(583,949)

Net Cash Used by Investing Activities	(5,240,883)	(3,851,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	--	(4,952,089)
Proceeds from Long-Term Debt	1,500,000	2,000,000

Net Cash Provided (Used) by Financing Activities	1,500,000	(2,952,089)

Net Increase (Decrease) in Cash and Cash Equivalents	(901,915)	1,025,018

Cash at Beginning of Year	3,131,859	2,106,841

Cash at End of Year	$2,229,944	$3,131,859

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid for Interest	$105,405	54,455

Cash Paid for Taxes	$--	$533,661

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Royale Energy enters into turnkey drilling agreements with investors to develop leasehold acreage acquired by Royale Energy. When Royale Energy authorizes a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who enter a signed contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, intangible drilling costs, and other costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is held and reported by Royale Energy as deferred revenue until the well is spudded (begun). Drilling is generally completed within 7-14 days. If costs exceed revenues and Royale Energy participates as a working interest owner, Royale’s proportional share of the excess is capitalized as the cost of Royale Energy’s

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

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

Earnings (Loss) Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Year Ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net loss available to common stock	$(137,036)	5,027,644	$ (0.03)
Diluted Earnings Per Share:

Effect of dilutive securities and stock options	--	293,641	--
Net loss available to common stock	$(137,036)	5,321,285	$ (0.03)

	For the Year Ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net loss available to common stock	$3,746,524)	5,024,212	$ 0.75

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	--	279,988	(0.04)

Net income available to common stock	$3,746,524	5,304,200	$ 0.71

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

Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142. Statement No. 141 will require, upon adoption of Statement No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. In connection with the transitional goodwill impairment evaluation, Statement No. 142 will require the Company to perform an assessment, by reporting unit, of whether there is an indication that goodwill is impaired as of the date of adoption. Management believes the Company has one reporting unit. The Company will then have up to six months from the date of adoption to determine the fair value of its reporting unit and compare it to the reporting unit’s carrying amount. To the extent the reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which would be measured as of the date of adoption.

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

In August 2001, the FASB also approved SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business”, for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and therefore were adopted by the Company in 2002. The adoption of this statement did not impact the Company’s financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement did not impact the Company’s financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company’s financial position, results of operations, or cash flows.

Reclassification

Certain amounts in the financial statements have been reclassified to be consistent and comparable from year-to-year.

NOTE 2 — INVESTMENTS

The Company owns 27,500 shares of C&K Capital Corporation Series A preferred stock. This investment does not have a readily determinable market price and is thus carried at cost.

NOTE 3 — OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31,:

	2002	2001
Oil and Gas

Producing properties, including intangible drilling costs	$12,072,748	$9,189,884
Undeveloped properties	2,457,642	1,939,338
Lease and well equipment	5,481,318	4,563,115

	20,011,708	15,692,337
Accumulated depletion, depreciation and amortization	(5,218,769)	(3,701,773)

	14,792,939	11,990,564

Commercial and Other

Furniture and equipment	825,133	597,977
Accumulated depreciation	(441,437)	(362,540)

	383,696	235,437

	$15,176,635	$12,226,001

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

	2002	2001	2000
Acquisition	$824,537	$94,174	$919,472
Development	$2,484,994	$2,552,193	$1,950,428
Exploration	$4,359,792	$2,221,207	$602,438

NOTE 3 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES (Continued)

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the two years ended December 31, are as follows:

	2002	2001
Oil and gas sales	$4,930,278	$8,452,282
Production related costs	(1,450,893)	(1,266,245)
Geological and geophysical expense	(28,566)	(56,806)
Depreciation, depletion and amortization	(1,694,027)	(1,282,640)

Results of operations from producing and
exploration activities	$1,756,792	$5,846,591

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

NOTE 5 — FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

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

The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Principles (see Note 1).

NOTE 5 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for 2002 and 2001:

	Oil and Gas Producing and Exploration	Turnkey Drilling Services	Total

Year Ended December 31, 2002
Revenues from External Customers	$4,930,278	$6,890,431	$11,820,709

Supervisory Fees	$583,637	$--	$583,637

Interest Revenue	$35,543	$--	$35,543

Interest Expense	$52,703	$52,702	$105,405

Expenditures for Segment Assets	$3,769,970	$6,466,791	$10,236,761

Depreciation, Depletion, and Amortization	$1,615,130	$78,897	$1,694,027

Lease Impairment	$298,111	$298,111	$596,222

Income Tax (Benefit)	$(27,745)	$(27,746)	$(55,491)

Total Assets	$23,300,727	$--	$23,300,727

Net Income (Loss)	$(158,711)	$21,675	$(137,036)

	Oil and Gas Producing and Exploration	Turnkey Drilling Services	Total
Year Ended December 31, 2001
Revenues from External Customers	$8,452,282	$6,703,452	$15,155,734

Supervisory Fees	$604,736	$--	$604,736

Interest Revenue	$97,803	$--	$97,803

Interest Expense	$27,228	$27,227	$54,455

Expenditures for Segment Assets	$3,030,565	$5,311,526	$8,342,091

Depreciation, Depletion, and Amortization	$1,223,588	$59,052	$1,282,640

Lease Impairment	$1,031,014	$1,031,014	$2,062,028

Income Tax	$185,268	$185,267	$370,535

Total Assets	$19,578,359	$--	$19,578,359

Net Income	$3,657,158	$89,366	$3,746,524

NOTE 6 - LONG-TERM DEBT

	2002	2001

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
2002 and 5.75% at December 31, 2001, payable monthly with
borrowing base reductions of $100,000 commencing on February
1, 2001. All unpaid principal and interest is payable at maturity on
December 21, 2003	$3,500,000	$2,000,000

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

Maturities of long-term debt for years subsequent to December 31, 2002 are as follows:

Year Ended
December 31,
2006	$3,500,000

NOTE 7 - INCOME TAXES

The components of the net deferred tax assets were as follows:

	2002	2001

Deferred Tax Assets:
Statutory depletion carry forwards	$342,000	$342,000

Total Deferred Tax Assets	342,000	342,000
Valuation Allowance	(342,000)	(342,000)

Net Deferred Tax Assets	$--	$--

The Company has approximately $1,500,000 of unused statutory percentage depletion, eligible to be used by the Company in future years to reduce federal taxable income. This depletion has no expiration date. A full valuation allowance has been established for the deferred tax assets generated by this depletion carryforward due to the uncertainty of future utilization.

NOTE 7 — INCOME TAXES (Continued)

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the U.S. statutory federal income tax rate of 34% at December 31, 2002 and 2001, respectively, to pretax income is as follows:

	2002	2001
Tax computed at 34%, respectively	$(65,459)	$1,399,800

Increase (decrease) in taxes resulting from:
Net operating loss carryforwards used	--	(932,118)
State tax	800	244,553
Percentage depletion carryforwards made available	9,168	(341,700)
(used)

Provision (benefit)	$(55,491)	$370,535

Effective Tax Rate	0.0%	9.0%

NOTE 8 — REDEEMABLE PREFERRED STOCK

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

NOTE 9 — SERIES AA PREFERRED STOCK

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

NOTE 10 — COMMON STOCK

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

The financial statements have been retroactively restated to reflect these dividends.

NOTE 11 — STOCK WARRANTS

Changes in Royale Energy’s common stock warrants were as follows at December 31:

	2002	2001
Outstanding Warrants at Beginning of Period	265,138	230,555

15% Stock Dividend	39,771	34,583
Warrants Expired or Ineligible	(73,471)	--

Outstanding Warrants at End of Period	231,438	265,138

Royale Energy’s affiliate, RPC, acquired 111,111 shares of Royale Energy’s common stock during the year ended December 31, 1993, at a purchase price of $333,333. This transaction was pursuant to the exercise of a stock purchase warrant granted to RPC by Royale Energy’s Board of Directors on December 18, 1992, to purchase a maximum of 166,666 shares at the minimum bid price on December 18, 1992 of $3.00 per share. The remaining warrants of 55,555 increased to 73,471 warrants due to the declarations of the two stock dividends. The expiration date of these warrants was extended, by action of the Board of Directors, to December 31, 2004.

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

NOTE 12 — OPERATING LEASES

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

NOTE 13 — RELATED PARTY TRANSACTIONS

Significant Ownership Interests

On December 31, 2002, 31.6% of Royale Energy's common stock was owned by Royale Petroleum Corporation (RPC). RPC is owned equally by Donald H. Hosmer and Stephen M. Hosmer.

Harry E. Hosmer, Royale Energy’s former president and former chief executive officer, owns 10.6% of Royale Energy common stock. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer. Donald H. Hosmer and Stephen M. Hosmer are also officers and directors of Royale Energy.

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

NOTE 13 — RELATED PARTY TRANSACTIONS (Continued)

Stock Compensation Plan (Continued)

A summary of the status of Royale Energy’s stock option plan as of December 31, 2002 and 2001, and changes during the years ending on those dates is presented below:

	2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Fixed Options
Outstanding at Beginning of Year	148,350	$ 1.44	129,000		$1.87
15% of Stock Dividends	18,802		19,350
Expired or Ineligible	(62,675)		--

Outstanding at End of Year	104,477		148,350

Options Exercisable at Year End	104,477		148,350

Weighted-average Fair Value of Options
Granted During the Year	--		--

The following table summarizes information about fixed stock options outstanding at December 31, 2002 and 2001:

Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted- Average Remaining Contractual Life(Years)	Weighted- Average Exercise Price	Number Outstanding at December 31, 2001	Weighted- Average Remaining Contractual Life(Years)
$ 2.27	--	--	$ 2.60	34,500	1
1.44	104,477	2.2	$ 1.65	113,850	3.2

$1.44 to $2.27	104,477	2.2	$1.65 to $2.60	148,350	2.7

The Board of Directors adopted a policy in 1989 that permits directors and officers of the Company to purchase from the Company, at the Company’s actual costs, up to one percent of a fractional interest in any well to be drilled by the Company. Current and former officers and directors were billed $238,502 and $97,261 for their interests for the years ended December 31, 2002 and 2001, respectively. Under the Sarbanes-Oxley Act of 2002, these amounts can no longer be billed to officers and directors. Instead, these amounts are either collected in advance or paid to officers as compensation. Receivables grand fathered (outstanding prior to July 30, 2002) were $243,608 at December 31, 2002.

NOTE 14 – SIMPLE IRA PLAN

In April 1998, the Company established a Simple IRA pension plan covering all employees. The Company will contribute a matching contribution to each eligible employee’s Simple IRA equal to the

NOTE 14 – SIMPLE IRA PLAN (Continued)

employee’s salary reduction contributions up to a limit of 3% of the employee’s compensation for the year. The employer contribution for the years ending December 31, 2002 and 2001 were $33,940 and $34,606, respectively.

NOTE 15 — ENVIRONMENTAL MATTERS

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

NOTE 16 — COMMITMENTS AND CONTINGENCIES

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

On October 12, 2001, Blue Star Resources, Inc. and others filed suit against Royale Energy. The dispute is over whether plaintiffs failed to consent to drilling operations that resulted in commercially productive wells drilled by Royale Energy and thereby lost their rights to working interests in the wells. On April 9, 2001, Royale’s motion to dismiss the breach of fiduciary duty and slander of title claims for relief was granted by the Honorable Edward J. Garcia. On May 7, 2002, Judge Garcia granted Royale’s motion for partial summary judgment regarding one particular well, which was a substantial portion of Blue Star’s claims. On August 26, 2002, Judge Garcia granted Royale’s motion for partial summary judgment as to other claims. Other portions of the case have been voluntarily dropped. The plaintiffs’ expert recently decreased the amount of damages claimed in the remaining portion of the case. The remaining claims are expected to go to trial in late summer or early fall, 2003. The Company will continue to vigorously defend the case.

NOTE 17 — SUBSEQUENT EVENTS

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2002 and 2001 and changes in such quantities during each of the years then ended, were as follows:

	2002		2001
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed and undeveloped reserves:

Beginning of period	8,000	13,161,000	3,000	16,651,010
Revisions of previous estimates	(4,790)	(2,398,215)	(2,000)	(6,457,330)
Production	(7,617)	(1,585,578)	--	(1,366,109)
Extensions, discoveries and improved recovery	--	--	7,000	4,333,429
Purchase of minerals in place	129,407	3,607,793	--	--

Proved reserves end of period	125,000	12,785,000	8,000	13,161,000

Proved developed reserves:

Beginning of period	8,000	11,245,000	3,000	12,672,000

End of period	50,000	9,719,000	8,000	11,245,000

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

	2002	2001
Future cash inflows	$58,935,000	$34,888,000
Future production costs	(15,772,000)	(11,830,000)
Future development costs	(5,759,000)	(1,943,000)
Future income tax expenses	(11,221,200)	(6,334,800)

Future net cash flows	26,182,800	14,780,200

10% annual discount for estimated timing of cash flows	(8,967,906)	(5,766,930)

Standardized measure of discounted future net cash flows	$17,214,894	$9,013,270

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

Changes in standardized measure of discounted future net cash flow from proved reserve quantities (Continued)

	2002	2001
Standardized measure - beginning of year	$9,013,270	$83,054,587

Sales of oil and gas produced, net of production costs	(3,354,837)	(1,819,352)

Revisions of previous quantity estimates	(8,166,182)	(9,178,726)
Net changes in prices and production costs	13,271,000	(106,445,929)

Sales of minerals in place	(19,000)	--

Extensions, discoveries and improved recovery	6,847,748	5,973,576

Accretion of discount	3,118,824	5,216,894

Net change in income tax	(3,495,929)	32,212,220

Net increase (decrease)	8,201,624	(74,041,317)

Standardized measure - end of year	$17,214,894	$9,013,270