Form 10KSB
period 2003-12-31
ROYALE ENERGY INC
filed 2004-03-30
CIK 864839

As filed with the SEC on March 30, 2004

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of Small Business Issuer in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500
San Diego, CA 92108
(Address of principal executive offices)
Issuer's telephone number: 619-881-2800

Securities registered pursuant to Section 12(b) of the Act:
None

Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X  ;  No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [   ]

State issuer's revenues for its most recent fiscal year: $23,265,137.

At December 31, 2003, there were 3,526,940 outstanding shares of registrant's Common Stock held by non-affiliates, with an aggregate market value of approximately $43,275,554, based on the closing Nasdaq price on that date.

At December 31, 2003, a total of 5,621,829 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Exhibit Index appears on page 24.
TABLE OF CONTENTS

Part I		1
Item 1.	Description of Business	1
	Plan of Business	2
	Competition, Markets and Regulation	4
Item 2.	Description of Property	5
	Northern California	6
	Developed and Undeveloped Leasehold Acreage	6
	Drilling Activities	7
	Production	7
	Net Proved Oil and Natural Gas Reserves	8
	Future Development Costs	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	9

Part II		9
Item 5.	Market Price of Royale Energy's Common Stock and Related Stockholder Matters	9
	Dividends	10
	No Recent Sales of Equity Securities	10
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
	Critical Accounting Policies	10
	Results of Operations for the Twelve Months Ended December 31, 2003, as Compared to the Twelve Months Ended December 31, 2002	12
	Capital Resources and Liquidity	15
Item 7.	Financial Statements and Supplementary Data	16
Item 8A	Disclosure Controls and Procedures	16

Part III		17
Item 9.	Directors and Executive Officers of the Registrant	17
	Compliance with Section 16(a) of the Exchange Act	19
Item 10.	Executive Compensation	20
	No Stock Options Were Granted in 2001	21
	Aggregated 2001 Option Exercises and Year-End Values	21
	Compensation of Directors	21
Item 11.	Security Ownership of Certain Beneficial Owners and Management	21
	Common Stock	22
	Preferred Stock	23
Item 12.	Certain Relationships and Related Transactions	23
Item 13.	Exhibits, Lists, and Reports on Form 8-K	24
Item 14	Principal Accountant Fees and Services	25

Signatures	26
Financial Statements	F-1

ROYALE ENERGY, INC.

PART I

Item 1 Description of Business

Royale Energy, Inc. ("Royale Energy"), is an independent oil and natural gas producer. Royale Energy's principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale Energy. Royale Energy was incorporated in California in 1986 and began operations in 1988. Royale Energy's Common Stock is traded on the Nasdaq National Market System (symbol ROYL). On March 1, 2004, Royale Energy had 27 full time employees.

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

During its fiscal year ended December 31, 2003, Royale Energy continued to explore and develop natural gas properties in northern California. We also own proved developed producing reserves of oil and natural gas in Texas and Louisiana. Royale Energy drilled 17 wells in 2003, 14 of which are currently commercially productive wells. One well is waiting on completion. In 2003, one previously drilled well was not producing because they were awaiting further equipment or production arrangements to begin or recommence operations, such as production equipment or pipeline easements. Royale Energy's estimated total reserves decreased from approximately 14.0 Bcfe (billion cubic feet equivalent) at December 31, 2002 to approximately 13.4 Bcfe at December 31, 2003. According to the reserve report furnished to Royale Energy by WZI, Inc., Royale Energy's independent petroleum engineers, the net present value of its proved developed and undeveloped reserves was more than $32.2 million at December 31, 2003, based on natural gas prices ranging from $3.24 per Mcf to $5.91 per Mcf. Of course, net present value does not represent the fair market value of our reserves on that date, and we cannot be sure what return we will eventually receive on our reserves. The engineer determined our standard measure of discounted future net cash flows at December 31, 2003, to be $24,114,126.

Royale Energy reported gross revenues in connection with the drilling of wells on a "turnkey contract" basis, or sales of fractional interests in undeveloped wells, in the amount of $11,966,860 for the year ended December 31, 2003, which represents 51.4% of its total revenues for the year. In 2002, Royale Energy reported $6,890,431 gross revenues from turnkey drilling operations for the year, representing 55.4% of Royale Energy's total revenues for that year. These amounts are offset by drilling expenses and development costs of $5,855,661 in 2003, and $4,156,239 in 2002. In addition to Royale Energy's own engineering staff, Royale Energy hires independent contractors to drill, test, complete and equip the wells that it drills.

Approximately 43.5% of Royale Energy's total revenue for the year ended December 31, 2003 came from oil and natural gas sales from production of its wells ($10,120,148). In 2002, this amount was $4,930,278, which represented 39.6% of Royale Energy's total revenues.

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

When Royale Energy authorizes a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who execute a contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, geological and geophysical costs, and other costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is held and reported by Royale Energy as deferred revenue until the well is spudded (begun). Drilling is generally completed within 7 - 14 days. See Note 1 to Royale Energy's Financial Statements, at page F-10. Royale Energy maintains internal records of the expenditure of each investor's funds for drilling projects.

Royale Energy generally operates the wells it completes. As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements. For the year ended December 31, 2003, Royale Energy earned gross revenues from operation of the wells in the amount of $1,178,129, representing 5.0% of its total revenues on a consolidated basis for that year. In 2002, the amount was $619,179, which also represented about 5.0% of total revenues. As of December 31, 2003, Royale Energy holds working interests in 55 gas wells and one oil well in California, with locations ranging from Tehama County in the north to Kern County in the south. We also own working interests in 2 producing wells in offshore Louisiana and 4 producing wells in Texas. We also hold a minority interest in one producing gas well in Oklahoma.

Royale Energy currently sells all of its California natural gas production through PG&E pipelines to independent customers on a monthly contract basis. Generally we sell an entire month's production to the highest bidder. Because many users are willing to make such purchase arrangements, the loss of any one customer would not affect our overall sales operations.

The Victor Ranch property in Northern California comprises 12.9% of Royale Energy's entire gas reserves. Royale Energy has been developing the Victor Ranch property for several years and has plans for continued future development of this property. The company does not foresee any difficulty in continued development of and production from this significant gas reserve. Of course, if Royale Energy lost the Victor Ranch property or the ability to produce from it, for example because of some natural disaster that disrupted production, or an environmental or legal concern that curtailed the company's ability to develop and produce, such a loss would seriously reduce gas revenues. Royale Energy expects to replace any such loss by further acquisition and development of properties. All oil and natural gas properties, including Victor Ranch, are depleting assets in which production naturally decreases over time as the finite amount of existing reserves are produced and sold. It is Royale Energy's business as an oil and natural gas exploration and production company to continually search for new development properties. The company's success will ultimately depend on its ability to continue locating and developing new oil and natural gas resources.

Natural gas demand and the prices paid for gas are seasonal. In recent years, natural gas demand and prices in Northern California have decreased during the fall and winter and risen in the spring and summer, reflecting increased electricity consumption. After low natural gas prices in 2002, prices continued to rise through 2003 as demand from a rebounding economy and increased electrical generation put pressure on a decreasing supply. Natural gas storage is below the 5 year average in the west and will need to be filled during the injection season of April to October of 2004. If Northern California is hot this summer demand could increase even further. Higher oil prices during 2003 also contributed to higher natural gas prices. First quarter

2004 average oil prices remained at an all time high.

Affiliated Entities

On December 31, 2003, Royale Petroleum Corporation ("RPC") owned 31.6% of Royale Energy's Common Stock (including rights to purchase shares pursuant to warrants). In February 2004, RPC exercised all of its warrants and acquired 295,801 common shares of Royale Energy on such exercise. RPC is owned equally by Donald H. Hosmer and Stephen M. Hosmer, who are brothers. Donald H. Hosmer is president and director of Royale Energy, and Stephen Hosmer is executive vice president, chief financial officer and director of Royale Energy. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer, chairman of Royale Energy's board of directors. See, Security Ownership of Certain Beneficial Owners and Management on page 21. RPC is a predecessor and affiliate of Royale Energy. RPC is a Delaware corporation formed in 1985.

Royale Energy had no subsidiaries in 2003.

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

Item 2 Description of Property

Since 1993, Royale Energy has concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern and Central California. In 2003, Royale Energy drilled 11 wells in northern and central California, nine of which were commercially productive wells. Royale Energy also participated in drilling 4 wells in Texas, 1 well in Louisiana and 1 well in Utah.

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

Royale Energy maintains a revolving credit agreement with Guaranty Bank, FSB. Under the terms of the agreement, from time to time, Royale Energy may borrow, repay, and reborrow money from Guaranty Bank with a total credit line of $15,000,000. The maximum allowable amount of each credit request is governed by a formula in the agreement. The maximum allowable amount at December 31, 2003, was $5,750,000. At December 31, 2003, Royale Energy owed $4,390,000 under this credit line. Royale uses advances under this credit line to finance lease acquisition operations and for temporary working capital. Following is a discussion of Royale Energy's significant oil and natural gas properties. Reserves at December 31, 2003, for each property discussed below, have been determined by WZI, Inc., registered professional petroleum engineers, in accordance with its report submitted to Royale Energy on February 5, 2004 (the most recent report available).

Northern California

Royale Energy owns lease interests in 12 gas fields with locations ranging from Tehama County in the north to Kern County in the south, in the Sacramento and San Joaquin Basins in northern California. At December 31, 2003, Royale Energy operated 53 wells in Northern California, and its estimated total proved developed and undeveloped reserves in Northern California were approximately 10.1 Bcfe, according to Royale Energy's independently prepared reserve report.

Developed and Undeveloped Leasehold Acreage
As of December 31, 2003, Royale Energy owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	13,633.35	8,513.56	7,875.28	7,850.28
All Other States	2,276.96	1,023.39	14,359.29	10,847.74
Total	15,910.31	9,536.95	22,209.57	18,698.02

Drilling Activities

The following table sets forth Royale Energy's drilling activities during the years ended December 31, 2001, 2002 and 2003. All wells are located in the Continental U.S., in California, Texas, Louisiana and Utah.

Year	Type of Well(a)		Gross Wells(b)		Net Wells(e)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)
2001	Exploratory	5	3	2	1.4311	.6682
	Developmental	6	5	1	1.8565	.6082

2002	Exploratory	8	5	3	1.5663	2.2042
	Developmental	8	8	-	3.1663	-

2003	Exploratory	3	2	1	1.0502	.4061
	Developmental	14	13	1	4.6311	.4750

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

As of December 31, 2003, Royale Energy had 60 gross (28.80 net) currently producing natural gas wells and 4 gross (1.26 net) currently producing oil wells.

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

	2003	2002	2001
Net volume
Oil (Bbl)	23,411	8,085	1,893
Gas (Mcf)	1,944,779	1,602,780	1,371,286
Mcfe	2,178,889	1,683,630	1,390,216

Average sales price
Oil (Bbl)	$ 28.00	$ 22.84	$ 26.55
Gas (Mcf)	$ 4.86	$ 2.95	$ 6.12

Net production costs and taxes	$1,714,382	$ 1,450,893	$ 1,266,245

Lifting costs (per Mcfe)	$ 0.79	$ 0.86	$ 0.91

Net Proved Oil and Natural Gas Reserves

As of December 31, 2003, Royale Energy had proved developed reserves of 9,389 MMcf and total proved reserves of 11,849 MMcf of natural gas on all of the properties Royale Energy leases. For the same period, Royale Energy also had proved developed oil reserves of 137 Mbbl and total proved oil reserves of 158 Mbbl.

Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data.

Future Development Costs

In order to realize future revenues from our proved reserves estimated in our reserve report, it will be necessary to incur future costs to develop and produce the proved reserves. The following table estimates the costs to develop and produce our proved reserves in the years 2004 through 2006.

Future development cost of:	2004	2005	2006
Proved developed reserves	$ 0	$ 0	$ 0
Proved non-producing reserves	147,964	22,019	8,118
Proved undeveloped reserves	3,996,436	20,000	0

Total	$ 4,144,400	$ 42,019	$ 8,118

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

Additional data relating to Royale Energy's oil and natural gas properties is disclosed in Supplemental Information About Oil and Gas Producing Activities (Unaudited), attached to Royale Energy's Financial Statements, beginning on page F-1. The oil and natural gas reserve information disclosed in the supplement to the financial statements are based upon the reserve reports for the years ended December 31, 2003 and 2002, prepared by Royale Energy's independent reserve engineering consultants.

Item 3 Legal Proceedings

Buck, et al., v. Royale Energy, et al., No. C 00-CV-1499-K (NLS), U.S. District Court, Southern District of California. On December 10, 1999, a suit was filed against Royale Energy and certain of its officers and former officers in U.S. District Court for the Northern District of California. In July 2000, the court granted Royale Energy's motion to transfer the case to the US District Court for the Southern District of California. In May 2002, the Court dismissed the case in its entirety. Some, but not all, of the former plaintiffs chose to appeal the dismissal. In October 2003, all but one plaintiff dismissed their appeal. In February 2004, the appeal of the lone remaining plaintiff was also dismissed. The case has now been concluded with no liability or payment by Royale Energy to the plaintiffs.

Item 4 Submission of Matters to a Vote of Security Holders

Royale Energy held its annual meeting on July 7, 2003. At the meeting, all directors were reelected to one year terms, and the shareholders approved the selection of Brown Armstrong Accountancy Corporation as the company's auditor for 2003. The shareholders cast the following votes:

	For	Against	Abstain
Election of Directors
Harry E. Hosmer	4,674,690	139,790	0
Donald H. Hosmer	4,674,690	139,790	0
Stephen M. Hosmer	4,674,790	139,790	0
Oscar A. Hildebrandt	4,745,165	69,315	0
Gilbert C.L. Kemp	4,677,996	136,484	0
Rodney Nahama	4,745,165	69,315	0
George Watters	4,745,165	69,315	0

Appointment of Brown Armstrong Accountancy Corporation	4,807,392	4,754	2,334

PART II

Item 5 Market for Common Equity and Related Stockholder Matters

Since 1997 Royale Energy's Common Stock has been traded on the Nasdaq National Market System under the symbol "ROYL." As of December 31, 2003, 5,621,829 shares of Royale Energy's Common Stock were held by approximately 2,800 shareholders. The following table reflects high and low quarterly sales prices from January 2002 through December 2003. Share prices in this table have been adjusted to give effect to the issuance of stock dividends in 2002 and 2003, as described in the next subsection, Dividends.

	1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
	High	Low	High	Low	High	Low	High	Low
2003	5.53	4.16	7.16	4.11	7.10	5.91	12.75	6.38
2002	9.27	3.97	9.46	3.72	5.15	3.45	3.30	5.41

Dividends

In March 2003, Royale Energy's board of directors declared stock dividends of 3.75% payable to shareholders of record on each of the last days June, September and December 2003 and March 2004. In March 2002, the board declared a one time, 15% stock dividend to shareholders of record on May 31, 2002. Primarily as a result of these dividends, the number of shares of our outstanding common stock has increased from 4,386,354 shares on December 31, 2001, to 5,030,101 shares on December 31, 2002, and 5,621,829 shares on December 31, 2003 (not including shares that may be issued on the exercise of options and warrants and on the conversion of preferred stock).

No Recent Sales of Unregistered Securities

We sold no shares of equity securities in fiscal 2003. We did issue stock dividends to our existing shareholders of record as described in the preceding paragraph.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Royale Energy's Financial Statements and Notes thereto and other financial information relating to Royale Energy included elsewhere in this document.

For the past ten years, Royale Energy has primarily acquired and developed producing and non-producing natural gas properties in Northern California. The most significant factors affecting the results of operations are (i) changes in the sales price of natural gas, (ii) recording of turnkey drilling revenues and the associated drilling expense, and (iii) the change in natural gas reserves owned by Royale Energy.

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

Royale Energy has developed two profit-oriented segments of business: marketing direct working interests (DWI), and producing and selling oil and gas.

Revenue Recognition

Royale Energy derives DWI revenue from sales of working interests to high net worth individuals. The DWI revenue is divided into payments for pre-drilling costs and for drilling costs. DWI investments are non-refundable. Royale Energy recognizes the pre-drilling revenue portion when the investor deposits money with Royale Energy. The company holds the remaining investment in trust as deferred revenue until the well is spudded (begun). Occasionally, spudding is delayed due to the permitting process, or drilling rig availability. At December 31, 2003 and 2002, Royale Energy had deferred drilling revenue of $4,034,881 and $2,566,188, respectively.

The second business segment is oil and gas production. Over 80% of Royale Energy's successful wells produce gas in Northern California. Natural gas flows from the wells into gathering line systems, which are equipped occasionally with compressor systems, which in turn flow into metered transportation and customer pipelines. Monthly, price data and daily production are used to invoice customers for amounts due to Royale Energy and other working interest owners. Royale Energy operates virtually all of its own wells and receives industry standard operator fees.

Royale Energy follows the units of production method of accounting for oil and gas properties. Costs are accumulated on a field-by-field basis. These costs include pre-drilling activities such as delay and leasing rents paid, drilling costs, and post-drilling tangible costs. Costs of unproved properties are excluded from amortization until the properties are evaluated. Royale Energy regularly evaluates its unproved properties on a field-by-field basis for possible impairment. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty.

The units of production method of accounting uses proved reserves in the calculation of depletion, depreciation and amortization. Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. Proved reserves cannot be measured exactly, and the estimation of reserves involves judgment determinations. Independent engineering reserve estimates must be reviewed and adjusted periodically to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes. The estimates are based on current technology and economic conditions, and Royale Energy considers such estimates to be reasonable and consistent with current knowledge of the characteristics and extent of production. The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place. Changes in previous estimates of proved reserves result from new information obtained from production history and changes in economic factors.

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

Asset Retirement Obligations - Change in Accounting Principle

In June 2001, the FASB approved for issuance SFAS 143, "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets such as wells and production facilities. See, Note 1 to our Financial Statements - Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements. Royale Energy adopted the statement as of January 1, 2003. The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record a $157,185 increase in the carrying values of proved properties and a $188,007 increase in noncurrent abandonment liabilities. The net impact of these items was to record $41,301, net of tax, as a cumulative effect adjustment of a change in accounting principle in our Statement of Income for 2003.

Results of Operations for the Twelve Months Ended December 31, 2003, as Compared to the Twelve Months Ended December 31, 2002

For the year ended December 31, 2003, we had a net profit of $4,400,920, a $4,537,956 increase compared to the net loss of $137,036 achieved during the year in 2002. Total revenues for the year in 2003 were $23,265,137, an increase of $10,825,249 or 87.0% from the total revenues of $12,439,888 in 2002. We attribute this increase in revenues to an increase in oil and gas sales resulting from increased production and higher natural gas prices received during the year in 2003 when compared to 2002. For the year in 2003, revenues from oil and gas production increased by 105.3% from $4,930,278 to $10,120,148 , as natural gas prices in California increased, compared to the prices received in 2002. The net sales volume for the year ended December 31, 2003, was 1,944,779 Mcf with an average price of $4.86 per Mcf, versus 1,602,780 Mcf with an average price of $2.95 per Mcf for 2002, which represents an increase in net sales volume of 342,000 Mcf or 21.3%. The net sales volume for oil and condensate (natural gas liquids) production was 23,411 barrels with an average price of $28.00 per barrel for the period ended December 31, 2003, compared to 8,085 barrels at an average price of $22.84 per barrel for the same period in 2002, which represents an increase in net sales volume of 15,326 barrels or 189.6%.

Oil and gas lease operating expenses increased by 18.2% or $263,489, to $1,714,382 for the year ended December 31, 2003, from $1,450,893 for the same period in 2002, primarily due to an increase in the number of wells placed into production during 2003 when compared to 2002, due to successful wells being drilled. In addition, there was an increase in the number of existing wells which required workovers to be performed in 2003 when compared to 2002. When measuring lease operating costs on a production or lifting cost basis, in 2003, the $1,714,382 equates to a $0.79 per mcfe lifting cost versus a $0.86 per mcfe lifting cost in 2002, an 8.1% decrease. We were able to reduce lifting costs in 2003 by hiring employees to conduct our lease operations instead of contracting with third party lease operators. For 2003, our gross margin, or profit, on oil and gas production (excluding drilling and development costs) was 83.1%, compared to 70.6% in 2002.

For the year ended December 31, 2003, turnkey drilling revenues increased $5,076,429, to $11,966,860 in 2003 from $6,890,431 in 2002, or 73.7%. We also had a $1,699,422 or 40.9% increase in turnkey drilling and development costs from $4,156,239 in 2002 to $5,855,661 in 2003. This increase in turnkey revenues and costs was partially due to drilling seventeen wells during the year in 2003 while we drilled sixteen during the year in 2002. In addition, we also had in increase in direct working interest sales during the year in 2003 when compared to 2002. Our gross margins, or profits, on drilling depend on our ability to accurately estimate the costs associated with the development of projects in which we sell working interests and to acquire viable properties that can be successfully developed. Costs associated with contract drilling depend on location, well depth, weather, and availability of drilling contractors and equipment. Our gross margin on drilling was 51.1% and 39.7% for the years ended December 31, 2003 and 2002, respectively. Gross margin is calculated as the difference between turnkey drilling revenue and turnkey drilling expense. However, management believes that a portion of its impairment losses should also be considered as a cost of drilling in determining the profitability of this segment, because impairment costs are incurred in the selection of higher quality prospects for ultimate development.

Impairment losses of $869,991 and $596,222 were recorded in 2003 and 2002, respectively. We periodically review for impairment proved properties on a field-by-field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value. We determine if impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. We regard impairment costs as a component of our turnkey drilling overhead, since impairment costs amount to a write-down of previously acquired property inventory that we were unable to successfully develop as part of our turnkey drilling program.

The aggregate of supervisory fees and other income was $1,178,129 for the year ended December 31, 2003, an increase of $558,950 (90.3%) from $619,179 during 2002. This increase was mainly due to an increase in cost recovery received for new facilities constructed and placed into service during the year in 2003 when compared to 2002. Supervisory fees are charged in accordance with the Council for Petroleum Accountants Societies (COPAS) policy for reimbursement of expenses associated with the joint accounting for billing, revenue disbursement, and payment of taxes and royalties. These charges are reevaluated each year and adjusted up or down as deemed appropriate by a published report to the industry by Ernst & Young, LLP, Public Accountants. Supervisory fees decreased $8,861 or 2.0%, from $442,514 in 2002 to $433,653 in 2003.

Depreciation, depletion and amortization expense increased to $2,418,922 from $1,694,027, an increase of $724,895 or 42.8% for 2003, compared to 2002. The depletion rate is calculated using production as a percentage of reserves. This increase in depletion expense was mainly due to the increase in gas production during the year in 2003.

We also reevaluated our inventory of geological lease and land costs, which had been previously capitalized, in order to write off those prospects that may be no longer viable. As a result, $28,566 of previously capitalized costs were written off and recorded as geological and geophysical expense during 2002 compared with $209,622 written off in 2003, a $181,056 or 633.8% increase.

General and administrative expenses increased by $1,166,690, or 41.3%, to $3,993,668 for the year ended December 31, 2003 from $2,826,978 for the same period in 2002. We can attribute this increase to higher employee salaries and related expenses, due to increased staffing, management compensation, as well as increased travel costs. During 2003 we nearly doubled the size of our technical staff handling engineering and geologic activities. Legal and accounting expense decreased to $544,302 for the year, compared to $1,055,244 for 2002, a $510,942 (48.4%) decrease. The decrease can be attributed to lower litigation costs during the year in 2003, as we successfully concluded our only remaining material legal proceeding. See, Legal Proceedings, page 8. Marketing expense for the year ended December 31, 2003, increased $85,525 or 11.9%, to $804,366, compared to $718,841 for 2002. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs. In 2003 we were able to reduce our marketing expenses in proportion to total turnkey drilling revenue by relying mostly on internal marketing efforts of management, which does not result in payment of sales commissions, as opposed to sales through NASD firms acting as selling agents.

During the year in 2003, we increased borrowings under our commercial bank credit line, and interest expense increased to $194,997 for the year ended December 31, 2003 from $105,405 for the year in 2002, a $89,592 or 85.0% increase.

During the year in 2003, we utilized our remaining net operating loss carry-forwards for income tax purposes, and we began to accrue charges for current and deferred income tax expense. As a result, we incurred $2,217,005 in income tax expense during the year in 2003. In 2002, we had a income tax credit of $55,491 due to adjustments in previous years taxes.

In 2003 we adopted SFAS 143 for Asset Retirement Obligations, which establishes accounting requirements for retirement obligations associated with tangible long-lived assets such as wells and production facilities. As a result, we recorded $41,301, net of tax, as a cumulative effect adjustment of a change in accounting principle.

Capital Resources and Liquidity

At December 31, 2003, Royale Energy had current assets totaling $11,478,840 and current liabilities totaling $12,586,046, a $1,107,206 working capital deficit, exclusive of unused credit. We had cash and cash equivalents at December 31, 2003 of $4,877,618 compared to $2,229,944 at December 31, 2002.

Our capital expenditure commitments occur as we decide to drill wells to develop our prospects. We generally do not decide to drill any prospect until we have sold a portion of the working interest in a prospect to third parties to diversify our risk and receive a portion of the funds to drill each prospect. We place funds that we receive from third party investors into a separate cash account until they are required for expenditures on each well. Our capital expenditure needs in addition to those needs are satisfied by selling part of the working interest in prospects. We have not, in past years, experienced shortages of funds needed to satisfy our capital expenditure requirements. We expect that our available credit and cash flows from operations will be sufficient for capital expenditure needs beyond those satisfied from sales of working interests.

We ordinarily fund our operations and cash needs from current revenues from operations. During the fourth quarter of each year, we receive a large percentage of the revenue generated by our sales of working interests to third parties, as individual high net worth investors make investments according to their own year-end financial planning. We also incur a large percentage of our costs for drilling activities in the third and fourth quarters of each year. We believe that we have sufficient liquidity for the remainder of 2004 and do not foresee any liquidity demands that cannot be met from cash flow from operations.

At the end of 2003, our accounts receivable totaled $5,134,491, compared to $3,736,236 at December 31, 2002, a $1,407,255 (37.7%) increase, mainly due to higher natural gas prices received at the end of 2003. At December 31, 2003, our accounts payable and accrued expenses totaled $8,356,238 an increase of $2,377,260 or 39.8% over the accounts payable at the end of 2002 of $5,978,978. This was primarily due to the accrual of drilling costs for four wells spudded during the fourth quarter of 2003.

Occasionally we borrow from banks, using our oil and gas properties as security. In 2003, we drew $890,000 from our credit line to meet our drilling schedule. We also borrow for the purpose of acquiring oil and gas properties, seismic data and leases. We have repaid such borrowings from operating income. Unused available credit from our bank totaled approximately $585,000 at December 31, 2003, and was raised to 7,500,000 in early 2004.

We have a revolving line of credit under a loan agreement with Guaranty Bank, FSB, which is secured by all of our oil and gas properties. At December 31, 2003, we had outstanding indebtedness under this agreement of $4,390,000. At December 31, 2002, we had outstanding indebtedness (under a similar credit line with another bank) of $3,500,000. The loan agreement also contains certain restrictive covenants, including the prohibition of payment of dividends on our stock (other than dividends paid in stock). The loan agreement contained covenants that, among other things, we must:

-	maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization to debt service requirements of at least 1.25 to 1.00;

-	maintain a ratio of current assets to current liabilities of at least 1.00 to 1.00; and

-	maintain a tangible net worth as of the close of each fiscal quarter of at least $8,188,000 as of September 30, 2002, plus 50% of positive quarterly net income thereafter.

Royale Energy was in compliance with all covenants under the credit line at March 1, 2004.

Operating Activities. For the year ended December 31, 2003, cash provided by operating activities totaled $10,741,692 compared to $2,838,968 provided by operations for 2002 which represents a $7,902,724 or 278.4% increase, mainly due to higher natural gas production and prices during the year in 2003.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $11,016,044 for the period in 2003, compared to $5,240,883 used by investing activities for 2002. The increase in cash used was mainly due to the drilling of seventeen wells, fifteen of which were completed, during the year in 2003, when compared to the drilling of sixteen wells, thirteen of which were completed, during the year in 2002.

Financing Activities. For the year ended December 31, 2003, cash provided by financing activities was $2,922,026 compared to net cash provided by financing activities of $1,500,000. The difference was primarily due to an increase in borrowings from our bank credit line during 2003. We drew these funds in order to meet our drilling schedules.

Item 7 Financial Statements

See pages F-1, et seq., included herein.

Item 8A Disclosure Controls and Procedures

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures are designed to insure that the information required to be filed is accumulated and communicated to our management in a manner designed to enable them to make timely decisions regarding required disclosure.

Our chief executive officer, Donald H. Hosmer, and chief financial officer, Stephen M. Hosmer, evaluated the effectiveness or our disclosure controls and procedures as of the end of the 2003 fiscal year. Based on their evaluation, they concluded that our disclosure controls are effective in providing reasonable assurance that material information relating to our company is made known to management no a timely basis during the period when our periodic reports are being prepared.

No changes in our internal controls occurred during the last fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls.

Our management, including our CEO and CFO, does not expect that our disclosure controls or internal controls over financial reporting will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Any control system contains limitations imposed by resources and relevant cost considerations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have teen addressed. These inherent limitations include the realities that judgments can be faulty and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. Our control system design is also based on assumptions about the likelihood of future events, and we cannot be sure that we have considered all possible future circumstances and events.

PART III

Item 9 Directors and Executive Officers of the Registrant

Listed below is certain information about Royale Energy's current directors and executive officers. Directors are elected by shareholders at each annual shareholders' meeting and serve until their successors are elected and qualified. Officers serve at the discretion of the board of directors.

Name	Age	First Became Director or Executive Officer	Positions Held
Harry E. Hosmer*	72	1986	Chairman of the Board
Donald H. Hosmer	49	1987	President, Secretary and Director Chairman of the Board and President of Royale Petroleum Corporation ("RPC")
Stephen M. Hosmer	37	1996	Executive Vice President, Chief Financial Officer and Director Secretary and Director of RPC

Name	Age	First Became Director or Executive Officer	Positions Held
Oscar A. Hildebrandt*+	67	1995	Director
Rodney Nahama +	71	1994	Director
Gilbert Kemp +	69	1998	Director
George M. Watters*	83	1991	Director

* Member of the audit committee
+ Member of the compensation committee

A majority of the members of the board of directors may be considered independent directors under Nasdaq rules (including Messrs. Hildebrandt, Nahama, Kemp and Watters). The board of directors has determined that George Watters and Dr. Oscar Hildebrandt are an "audit committee financial expert" as defined in Item 401 of Securities and Exchange Commission Regulation S-B.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that Royale Energy's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish Royale Energy with copies of all such reports they file. Three directors filed reports on Form 5 for fiscal 2003 that included late reports of purchases made during 2003. Harry E.

Hosmer reported that he had exercised options to purchase 5,000 shares of our stock in December 2003. Donald H. Hosmer reported that he had exercised options to purchase 10,920 shares of our stock in July 2003. Len Kemp reported that he had purchased 2,000 shares of our stock in December 2003, 1,000 shares of our stock in April 2003, and 1,000 shares of our stock in November 2002.

Based solely upon a review of the copies of the forms furnished to Royale Energy, or representations from certain reporting persons that no reports were required, Royale Energy believes that no other persons failed to file required reports on a timely basis during or in respect of 2003.

Item 10 Executive Compensation

The following table summarizes the compensation of the chief executive officer and the other most highly compensated executive officers (the "named executive officers") of Royale Energy and its subsidiaries during the past year.

		Annual Compensation			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(i)
	Year	Salary	Bonus	Other Annual Compensation	All Other Compensation
Donald Hosmer	2003	$173,113	$150,000	$ 0	$ 579
President	2002	$156,125	$ 50,000	$2,110	$ 0
	2001	$143,289	$ 50,000	$2,541	$4,000

Stephen Hosmer	2003	$158,309	$150,000	$ 0	$ 5,340
Exec. V.P.	2002	$132,492	$ 50,000	$1,418	$5,340
& CFO	2001	$119,656	$ 50,000	$1,757	$3,500

Other Annual Compensation: Under the terms of a plan adopted by the board of directors in 1989, each of the listed executives has elected to participate in wells drilled by Royale Energy. See, Certain Relationships and Related Transactions on page 23. The costs that they incurred for interests acquired in wells pursuant to this policy are less than would have been the cost of purchasing an equivalent percentage as working interests in these wells which are sold to unaffiliated outside investors. Although the difference between the executives' actual cost and the cost incurred by outside investors possibly could be considered as additional compensation to them, Royale Energy's management does not believe that the amount of such difference should be treated as compensation. At any rate, management believes that the amount of the difference is insignificant. In addition, in 2002 and 2001, Royale Energy had advanced funds to the executives to pay for their well participation interests. After adoption of the Sarbanes-Oxley Act of 2002, the Company discontinued making such advances and required the directors to repay all outstanding amounts advanced. The Other Annual Compensation in the foregoing table consists of the amounts which the management believes may have been considered income to be imputed from such foregone interest. The imputed interest was estimated using approximate amounts due at the end of each period, as if that amount had been due for the entire period. Royale Energy used the imputed interest rate of 7% simple interest per annum.

All Other Compensation: Consists of Royale Energy's matching contribution to the company's simple IRA plan on behalf of the listed executives.

Royale Energy does not have employment agreements with any of its executives.

No Stock Options Were Granted in 2003

We did not grant any stock options, stock appreciation rights or Long-Term Incentive Plan Awards to our named executive officers during 2003.

Aggregate 2003 Option Exercises and Year End Values

The following table summarizes number and value of shares of stock options exercised by the named executive officers in 2003 and the number and value of all unexercised stock options held by those executive officers at the end of 2003.

	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options/SARS at 21/31/03 exercisable/ unexercisable	Value of unexercised in-the-money options/SARS at 12/31/03 exercisable/ unexercisable
Donald H. Hosmer	10,290	$59,270	11,078/0	$113,439/0
Stephen M. Hosmer	-	-	14,769/0	$151,219/0

The value of unexercised in-the-money options in the above table is based a stock price of $12.27 per share, which was our closing stock price on Nasdaq on December 31, 2003.

Compensation of Directors

Each director who is not an employee of Royale Energy receives a quarterly fee for his services, which in 2003 was set at $2,750. In addition, Royale Energy reimburses directors for the expenses they incur for their service. No directors received any stock options or stock appreciation rights in 2003.

Item 11 Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the ownership of Royale Energy's voting securities as of December 31, 2003, by: (i) each person Royale Energy knows to own beneficially more than 5% of the outstanding shares of each class of equity securities, (ii) each of

Royale Energy's directors, and (iii) all of Royale Energy's directors and officers as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.

Common Stock

On December 31, 2003, 5,621,829 shares of our common stock were outstanding. The following table sets forth share ownership information for our officers, directors, and holders of more than 5% of our equity securities as of December 31, 2003.

Shareholder	Number	Percent

Donald H. Hosmer	953,415	16.43%

Harry E. Hosmer	525,530	9.32%

Oscar A. Hildebrandt	61,177	1.08%

Stephen M. Hosmer	957,343	16.49%

Gilbert C. L. Kemp	11,772	0.21%

Rodney Nahama	20,677	0.37%

George M. Watters	44,308	0.78%

All officers and directors as a group	3,013,578	49.98%

(1) Includes shares which the listed shareholder has the right to acquire before March 1, 2004, from options or warrants, as follows: Royale Petroleum Corporation 340,514, Donald H. Hosmer 11,078, Harry E. Hosmer 14,063, Stephen M. Hosmer 14,769, Oscar Hildebrandt 29,539, Rodney Nahama 20,677, George M. Watters 44,308, and all officers and directors as a group (excluding Royale Petroleum Corporation) 190,524. On February 1, 2004, Royale Petroleum Corporation exercised all of its outstanding warrants in a cashless exercise, in which Royale Petroleum Corporation received 295,801 shares of common stock in exchange for its 340,514 warrants.

(2) The mailing address of each listed shareholder is 7676 Hazard Center Drive, Suite 1500, San Diego, California 92108.

(3) The shares owned by Donald and Stephen Hosmer each include shares owned by Royale Petroleum Corporation ("RPC"), including shares issuable on exercise of options and warrants. At December 31, 2003, RPC owned 1,881,721 shares (31.56%) of Royale Energy. Donald and Stephen Hosmer each own and have power to vote 50% of RPC's equity securities, so each of them may be deemed to be the beneficial owner of the Common Stock owned by RPC pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended. To illustrate the relative economic and voting interests owned by the directors, the above table attributes 50% of the Royale Energy shares owned by RPC to each of Donald and Stephen Hosmer. The total number of Royale Energy shares owned by RPC (1,881,721 shares) are included in the number of shares both Donald and Stephen Hosmer own and in the number of shares owned by all officers and directors as a group.

(4) Donald H. Hosmer and Stephen M. Hosmer are sons of Harry E. Hosmer, Chairman of the Board.

Preferred Stock

Holders of each series of Convertible Preferred Stock have voting rights equal to the number of shares into which they are convertible. On December 31, 2003, there were 4,611 shares of Series A and 43,240 shares of Series AA Convertible Preferred Stock outstanding. The shares of each series of Preferred shares are convertible into shares of Royale Energy's Common Stock at the option of the security holder, at the rate of two shares of Convertible Preferred Stock for each share of Common Stock. The Preferred Stock is not registered under the Securities Exchange Act of 1934, and no market exists for the Preferred Stock. The total number of shares of Common Stock issuable on conversion of all outstanding shares of Preferred Stock equals less than 1% of the outstanding Common Stock of Royale Energy. To Royale Energy's knowledge, none of the Preferred shareholders would own more than 1% of Royale Energy's Common Stock, if their Preferred shares were converted to Common shares.

Item 12 Certain Relationships and Related Transactions

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

Under the 1989 policy, officers and directors may elect to participate in wells at any time up until drilling of the prospect begins. Participants are required to pay all direct costs and expenses through completion of a well, whether or not the well drilling and completion expenses exceed Royale Energy's cost estimates, instead of paying a set, turnkey price (as do outside investors who purchase undivided working interests from Royale Energy). Thus, they participate on terms similar to other oil and gas industry participants or joint venturers. Participants are invoiced in advance for their share of estimated direct costs of drilling and completion and later actual costs are reconciled, as Royale Energy incurs expenses and participants make further payments as necessary.

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

Donald and Stephen Hosmer each have participated individually in 100 wells under the 1989 policy. The Hosmer Trust, a trust for the benefit of family members of Harry E. Hosmer, has participated in 99 wells.

Donald Hosmer's 2003 investments in wells under the 1989 policy totaled $101,291 in fractional interests in 17 wells. In 2003, Stephen Hosmer purchased fractional interests in 17 wells under the 1989 policy, for a total investment of $86,362.

The Hosmer Trust purchased fractional interests in 17 wells during 2003 for a total investment of $86,362.

Current and former officers and directors were billed $305,489 and $238,502 for their interests for the years ended December 31, 2003 and 2002, respectively. Under the Sarbannes-Oxley Act of 2002, these amounts can no longer be billed to officers and directors. Instead, these amounts are either collected in advance or offset against compensation due.

Royale Energy's Chairman of the Board and former President, Harry E. Hosmer, renders management consulting services to Royale Energy on an ongoing basis. Royale Energy compensated Mr. Hosmer $126,000 for his consulting services in 2003 and pays his medical insurance costs. Mr. Hosmer's consulting services are in conjunction with his service on the board of directors, for which he receives reimbursement of expenses to attend meetings.

Item 13 Exhibits and Reports on Form 8-K

(a)	Certain of the exhibits listed in the following index are incorporated by reference.

3.1	Restated Articles of Incorporation of Royale Energy, Inc., incorporated by reference to Exhibit 3.1 of Royale Energy's Form 10-SB Registration Statement.

-24-

3.2

Certificate of Amendment to the Articles of Incorporation of Royale Energy, Inc. (effecting reverse stock split and defining certain rights of equity security holders), incorporated by reference to Exhibit 3.1 of Royale Energy's Form 8-K dated October 31, 1994.

3.3	Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.2 of Royale Energy's Form 10-SB Registration Statement.

4.1	Certificate of Determination of the Series A Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 of Royale Energy's Form 10-SB Registration Statement.

4.2	Certificate of Determination of the Series AA Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of Royale Energy's Form 10-SB Registration Statement.

10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 of Royale Energy's Form 10-SB Registration Statement.

31.1	Rules 13a-14(a), 115d-14(a) Certifications, attached.

(b)	Reports on Form 8-K

Royale Energy filed no reports on Form 8-K during the last fiscal quarter of 2003.

Item 14 Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed by our independent accountants, Brown Armstrong Paulden McCown Starbuck & Keeter Accountancy Corporation, for the years ended December 31, 2003 and 2002.

	2003	2002
Audit fees (1)	$ 69,394	$47,355
Audit-related fees (2)	12,796	8,787
Tax fees (3)	27,601	24,320
All other fees (4)	14,501	16,536
Total	$117,839	$96,998

(1) Audit fees are fees for professional services rendered for the audit of Royale Energy's annual financial statements, reviews of financial statements included in the company's Forms 10-Q, and reviews of documents filed with the U.S. Securities and Exchange Commission.

(2) Audit related fees consist of fees for services reasonably related to performance of the audit or review of Royale Energy's financial statements. For 2003 and 2002, these services include quarterly reviews of financial information.

(3) Tax fees consist of tax planning, consulting and tax return reviews.

(4) Other fees consist of work on registration statements under the Securities Act of 1933.

The audit committee of Royale Energy has adopted policies for the pre-approval of all audit and non-audit services provided by the company's independent auditor. The policy requires pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: March 30, 2004	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Date: March 30, 2004	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2004	/s/ Harry E. Hosmer
Harry E. Hosmer
Chairman of the Board of Directors

Date: March 30, 2004	/s/ Donald H. Hosmer
Donald H. Hosmer
Director, President and Chief Executive Officer

Date: March 30, 2004	/s/ Stephen M. Hosmer
Stephen M. Hosmer
Director and Executive Vice President and Chief Financial Officer

Date: March 30, 2004	/s/ Oscar A. Hildebrandt
Oscar A. Hildebrandt
Director

Date:
Rodney Nahama
Director

Date:
Gilbert C. L. Kemp
Director

Date: March 30, 2004	/s/ George M. Watters
George M. Watters
Director

ROYALE ENERGY, INC.
INDEX TO FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Index to Financial Statements	F-1

Report of Brown Armstrong Paulden McCown Starbuck & Keeter, Independent Auditors	F-2

Balance Sheets at December 31, 2003 and 2002	F-3

Statements of Income for the Years Ended December 31, 2003 and 2002	F-4

Statements of Stockholders' Equity for the Years Ended December 31, 2003 and 2002	F-5

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002	F-8

Notes to the Financial Statements	F-9

Supplemental Information About Oil and Gas Producing Activities (Unaudited)	F-24

Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

F-1

REPORT OF INDEPENDENT AUDITOR

Shareholders and Board of Directors
Royale Energy, Inc.

We have audited the accompanying balance sheets of Royale Energy, Inc. (a California corporation) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Royale Energy's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Royale Energy, Inc., as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003.

BROWN ARMSTRONG PAULDEN McCOWN STARBUCK & KEETER ACCOUNTANCY CORPORATION

Bakersfield, California February 13, 2004

F-2

ROYALE ENERGY, INC.
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002

Current Assets
Cash and Cash Equivalents	$ 4,877,618	$ 2,229,944
Accounts Receivable	5,143,491	3,736,236
Prepaids	1,329,508	1,819,764
Deferred Tax Asset	1,005,952	-
Inventory	128,223	63,148

Total Current Assets	12,484,792	7,849,092

Investments	281,946	275,000

Oil and Gas Properties (successful efforts basis),
Equipment and Fixtures	22,903,766	15,176,635

Total Assets	$ 35,670,504	$ 23,300,727

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$ 8,752,593	$ 6,031,046
Deferred Revenue from Turnkey Drilling	4,034,881	2,566,188

Total Current Liabilities	12,787,474	8,597,234

Noncurrent Liabilities
Asset Retirement Obligation	195,712	-
Deferred Tax Liability	3,028,030	-
Long-Term Debt, Net of Current Portion	4,390,000	3,500,000

Total Noncurrent Liabilities	7,613,742	3,500,000

Total Liabilities	20,401,216	12,097,234

Redeemable Preferred Stock
Series A, Convertible Preferred Stock, No Par Value,
59,250 Shared Authorized; 4,611 and 5,068 Shares
Issued and Outstanding.	11,172	12,017

Stockholders' Equity
Common Stock, No Par Value, 10,000,000 Shares
Authorized; 5,621,829 and 5,030,101 Shares
Issued and Outstanding.	19,108,978	16,692,095
Convertible Preferred Stock, Series AA, No Par Value,
147,500 Shares Authorized; 43,240 and 48,581
Shares Issued and Outstanding	163,926	191,813
Accumulated (Deficit)	(4,693,393)	(5,611,288)

Total Paid in Capital and Accumulated Deficit	14,579,511	11,272,620

Less Cost of Treasury Stock, 20,000 and 20,000 Shares	97,906	97,906
Paid in Capital, Treasury Stock	(16,761)	(16,761)
Dividend to be Distributed	759,750	-

Total Stockholders' Equity	15,269,288	11,203,492

Total Liabilities and Stockholders' Equity	$ 35,670,504	$ 23,300,727

F-3

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Revenues
Sale of Oil and Gas	$ 10,120,148	$ 4,930,278
Turnkey Drilling	11,966,860	6,890,431
Supervisory Fees and Other	1,178,129	619,179

Total Revenues	23,265,137	12,439,888

Costs and Expenses
General and Administrative	3,993,668	2,826,978
Geological and Geophysical Expenses	209,622	28,566
Turnkey Drilling Development	5,855,661	4,156,239
Lease Operating	1,714,382	1,450,893
Lease Impairment	869,991	596,222
Legal and Accounting	544,302	1,055,244
Marketing	804,366	718,841
Depreciation, Depletion and Amortization	2,418,922	1,694,027

Total Costs and Expenses	16,410,914	12,527,010

Income (Loss) from Operations	6,854,223	(87,122)

Other Expenses
Interest Expense	194,997	105,405

Income (Loss) Before Income Tax Expense	6,659,226	(192,527)

Income Tax Expense (Benefit)	2,217,005	(55,491)

Net Income Before Cumulative Effect
of Accounting Change	4,442,221	(137,036)

Cumulative Effect of Accounting Change	(41,301)	-

Net Income (Loss)	$ 4,400,920	$ (137,036)

Basic Earnings Per Share:
Net income (loss) available to common stock	$ 0.85	$ (0.03)
Cumulative effect of accounting change	$ -	$ -

Diluted Earnings (Loss) Per Share	$ 0.79	$ (0.03)

F-4

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock		Preferred Stock Series AA
	Shares		Shares
	Outstanding	Amount	Outstanding	Amount

Balance at January 1, 2002	4,373,045	$12,198,711	43,127	$ 173,181

15% Stock Dividend	652,959	4,472,769	6,466	22,146

Conversion of Preferred A
to Common Stock	3,594	17,101	-	-

Conversion of Preferred AA
to Common Stock	503	3,514	(1,012)	(3,514)

Stock Awards Granted from Treasury	-	-	-	-

Net Income (Loss) for the Year	-	-	-	-

Balance at December 31, 2002	5,030,101	16,692,095	48,581	191,813

15% Stock Dividend	585,924	2,709,205	5,261	12,735

Conversion of Preferred A
to Common Stock	503	2,180	-	-

Conversion of Preferred AA
to Common Stock	5,301	40,622	(10,602)	(40,622)

Stock Awards Granted from Treasury	-	-	-	-

Stock Options Repurchase	-	(335,124)	-	-

Net Income (Loss) for the Year	-	-	-	-

Balance at December 31, 2003	5,621,829	$19,108,978	43,240	$ 163,926

F-5

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Preferred Stock Series A
	Shares		Accumulated
	Outstanding	Amount	Deficit

Balance at January 1, 2002	10,781	$ 24,066	$ (1,001,483)

15% Stock Dividend	1,475	5,052	(4,472,769)

Conversion of Preferred A
to Common Stock	(7,188)	(17,101)	-

Conversion of Preferred AA
to Common Stock	-	-	-

Stock Awards Granted from Treasury	-	-	-

Net Income (Loss) for the Year	-	-	(137,036)

Balance at December 31, 2002	5,068	12,017	(5,611,288)

15% Stock Dividend	551	1,335	(3,468,955)

Conversion of Preferred A
to Common Stock	(1,008)	(2,180)	(1,335)

Conversion of Preferred AA
to Common Stock	-	-	(12,735)

Stock Awards Granted from Treasury	-	-	-

Stock Options Repurchase	-	-	-

Net Income (Loss) for the Year	-	-	4,400,920

Balance at December 31, 2003	4,611	$ 11,172	$ (4,693,393)

F-6

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Treasury Stock
	Shares		Paid in Capital	Dividend to be
	Outstanding	Amount	Treasury Stock	Distributed	Total

Balance at January 1, 2002	26,000	$ (127,306)	$ -		$ 11,267,169

15% Stock Dividend	-	-	-	-	27,198

Conversion of Preferred A
to Common Stock	-	-	-	-	-

Conversion of Preferred AA
to Common Stock	-	-	-	-	-

Stock Awards Granted from Treasury	(6,000)	29,400	16,761	-	46,161

Net Income (Loss) for the Year	-	-	-	-	(137,036)

Balance at December 31, 2002	20,000	(97,906)	16,761	-	11,203,492

15% Stock Dividend	-	-	-	759,750	14,070

Conversion of Preferred A
to Common Stock	-	-	-	-	(1,335)

Conversion of Preferred AA
to Common Stock	-	-	-	-	(12,735)

Stock Awards Granted from Treasury	-	-	-	-	-

Stock Options Repurchase	-	-	-	-	(335,124)

Net Income (Loss) for the Year	-	-	-	-	4,400,920

Balance at December 31, 2003	20,000	$ (97,906)	$ 16,761	$ 759,750	$15,269,288

F-7

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ 4,400,920	$ (137,036)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation, Depletion, and Amortization	2,418,922	1,694,028
Compensation Expense - Stock Grants	-	46,161
Lease Impairment	869,991	596,222
(Increase) Decrease in:
Accounts Receivable	(1,407,255)	(211,198)
Prepaid Expenses and Other Assets	(587,717)	(1,462,451)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	2,721,547	2,488,045
Deferred Revenues - DWI	1,468,693	(174,803)

Net Cash Provided by Operating Activities	9,885,100	2,838,968

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties	(11,016,044)	(5,240,883)
Other Capital Expenditures	-	-

Net Cash Used in Investing Activities	(11,016,044)	(5,240,883)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	-	-
Stocks Purchased and Cancelled	(335,124)	-
Proceeds from Long-Term Debt	4,113,742	1,500,000

Net Cash Provided by Financing Activities	3,778,618	1,500,000

Net Increase (Decrease) in Cash and Cash Equivalents	2,647,674	(901,915)

Cash at Beginning of Year	2,229,944	3,131,859

Cash at End of Year	$ 4,877,618	$ 2,229,944

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid for Interest	$ 194,997	$ 105,405

Cash Paid for Taxes	$ 12,670	$ -

F-8

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

Description of Business

Royale Energy is an independent oil and gas producer which also has operations in the area of turnkey drilling. Royale Energy owns wells and leases in major geological basins located primarily in California, Texas, and Utah. Royale Energy offers fractional working interests and seeks to minimize the risks of oil and gas drilling by selling multiple well drilling projects which do not include the use of debt financing.

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

Material estimates that are particularly susceptible to significant change relate to the estimate of Company oil and gas reserves prepared by an independent engineering consultant. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proven reserves. Estimated reserves are used in the calculation of depletion, depreciation and amortization, unevaluated property costs, estimated future net cash flows, taxes, and contingencies.

Joint Ventures

The accompanying financial statements as of December 31, 2003 and 2002 include the accounts of Royale Energy and its proportionate share of the assets, liabilities and results of operations. Royale Energy generally retains an ownership interest of approximately 50% in wells it drills with its joint venture projects. Royale Energy is the operator of the majority of properties in which it has an ownership interest. In connection with the drilling and operation of wells, the Company receives industry standard COPAS fees, which are recorded as supervisory fee income.

Revenue Recognition

Royale Energy recognizes revenues from the sales of oil and gas in the period of delivery.

Royale Energy enters into turnkey drilling agreements with investors to develop leasehold acreage it has acquired. When Royale Energy sponsors a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who enter into a signed contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, and other costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is held and reported by Royale Energy as deferred revenue until the well is spudded (begun). Drilling is generally completed within 7-14 days. If costs exceed revenues and Royale Energy participates as a working interest owner, Royale's proportional

F-9
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

share of the excess is capitalized as the cost of Royale Energy's working interest. If Royale Energy is unable to drill the wells, and a suitable replacement well is not found, the deferred funds received would be returned to the investors. Included in cash and cash equivalents are amounts for use in the completion of Turnkey drilling programs in progress.

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

Royale Energy performs a periodic review for impairment of proved properties on a field-by-field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value. Royale Energy determines if an impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. Impairment losses of $869,991 and $596,222 were recorded in 2003 and 2002, respectively.

Upon the sale of oil and gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations. Impairment of unproved properties is assessed periodically on a property-by-property basis, and any impairment in value is currently charged to expense. In addition, capitalized costs of unproved properties are assessed periodically to determine whether their value has been impaired below the capitalized costs. Loss is recognized to the extent that such impairment is indicated. In making these assessments, factors such as exploratory drilling results, future drilling plans, and lease expiration terms are considered. When an entire interest in an unproved property is sold, gain or loss is recognized, taking into consideration any recorded impairment. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of income under impairment expense.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit, and highly liquid debt instruments with maturities of three months or less.

F-10
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Management believes that all accounts receivable as of December 31, 2003 and 2002 are fully collectible. Therefore, no allowance for doubtful accounts is recorded.

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

Earnings (Loss) Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Year Ended December 31, 2003
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Earnings Per Share:
Net income available to common stock	$ 4,442,221	5,175,408	$ 0.85

Cumulative effect of accounting change	(41,301)	-	-

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	416,967	(0.06)

Net income available to common stock	$ 4,400,920	5,592,375	$ 0.79

	For the Year Ended December 31, 2003
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Earnings Per Share:
Net loss available to common stock	$ (137,036)	5,027,644	$ (0.03)

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	274,693	-

Net loss available to common stock	$ (137,036)	5,302,337	$ (0.03)

Stock Based Compensation

Royale Energy has a stock-based employee and director compensation plan, which is more fully described in Note 13. Royale Energy accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

The following table illustrates the effect on net income and earnings per share if Royale Energy had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation:

	2003	2002

Net income (loss), as reported	$ 4,400,920	$ (137,036)

Add: Stock-based employee compensation
expense included in reported net income, net
of related tax effects.	-	-

Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards, net of
related tax effects	(137,318)	(56,991)

Pro forma net income	$ 4,263,602	$ (194,027)

Earnings per share:
Basic -- as reported	$ 0.85	$ (0.03)
Basic -- pro forma	$ 0.82	$ (0.04)

Diluted -- as reported	$ 0.79	$ (0.03)
Diluted -- pro forma	$ 0.76	$ (0.04)

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation, an Amendment of SFAS No. 123 ("SFAS 123") in an effort to encourage the recognition of compensation expense for the issuance of stock options. Royale Energy has elected to continue accounting for stock-based compensation under APB Opinion No. 25 and disclose pro forma net income and earnings per share, as if the fair value based method of accounting defined in Statement 123 and 148 had been applied.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Treasury Stock

The Company records acquisition of its capital stock for treasury at cost. Differences between proceeds for reissuance of treasury stock and average cost are charged to retained earnings or credited thereto to the extent of prior charges and thereafter to capital in excess of par value.

Recently Issued Accounting Pronouncements

In June 2001, the FASB approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets such as wells and production facilities. SFAS 143 guidance covers (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS 143 could result in (1) an increase of total liabilities, because more retirement obligations are required to be recognized, (2) an increase in the recognized cost of assets, because the retirement costs are added to the carrying amount of the long-lived asset and (3) an increase in operating expense because of the accretion of the retirement obligation and additional depreciation and depletion. The Company adopted the statement on January 1, 2003. The adoption of SFAS resulted in a January 1, 2003 cumulative effect adjustment to record a $157,185 increase in the carrying values of proved properties and a $188,007 increase in noncurrent abandonment liabilities. The net impact of these items was to record $41,301, net of tax, as a cumulative effect adjustment of a change in accounting principle in the Company's Statement of Operations upon adoption on January 1, 2003.

In August 2001, the FASB approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and therefore were adopted by the Company in 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS No.133, "Accounting for Derivative Instruments and hedging Activities." SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In addition, SFAS 149 also clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component. This statement became effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 will result in a more complete depiction of an entity's liabilities and equity and will, therefore, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. Furthermore, SFAS 150 will enhance the relevance of accounting information by providing more information about an entity's obligations to transfer assets or issue shares, therefore, improving its predictive value to users. SFAS 150 requires that certain obligations that could be settled by issuance of an entity's equity but lack other characteristics of equity be reported as liabilities even though the obligation does not meet the definition of liabilities as stated in Concepts Statement 6. This statement became effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This statement requires the consolidation of certain entities that are determined to be variable interest entities. An entity is determined to be a variable interest entity when either (I) the entity lacks sufficient equity to carry on its principal operations, (II) the equity owners of the entity cannot make decisions about the entity's activities or (III) the entity's equity neither absorbs losses or benefits from gains.

The Company has reviewed its financial arrangements and has not identified any material variable interest entities that should be consolidated by the Company in accordance with FASB Interpretation No. 46.

Reclassification

Certain amounts in the financial statements have been reclassified to be consistent and comparable from year-to-year.

NOTE 2 - INVESTMENTS

The Company owns 27,500 shares of C&K Capital Corporation Series A preferred stock. This investment does not have a readily determinable market price and is thus carried at cost.

NOTE 3 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31,:

	2003	2002
Oil and Gas

Producing properties, including intangible drilling costs	$ 17,955,104	$ 12,072,748
Undeveloped properties	3,377,875	2,457,642
Lease and well equipment	6,753,535	5,481,318

	28,086,514	20,011,708
Accumulated depletion, depreciation and amortization	(7,419,842)	(5,218,769)

	20,666,672	14,792,939

Commercial and Other

Real estate, including furniture and fixtures	1,406,469	-
Vehicles	138,571	-
Furniture and equipment	1,249,787	825,133
Accumulated depreciation	(557,733)	(441,437)

	2,237,094	383,696

	$ 22,903,766	$ 15,176,635

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

	2003	2002

Acquisition	$ 3,058,667	$ 824,537
Development	$ 4,396,398	$ 2,484,994
Exploration	$ 3,053,823	$ 4,359,792

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the two years ended December 31, are as follows:

	2003	2002

Oil and gas sales	$ 10,120,148	$ 4,930,278
Production related costs	(1,714,382)	(1,450,893)
Geological and geophysical expense	(209,622)	(28,566)
Depreciation, depletion and amortization	(2,418,922)	(1,694,027)

Results of operations from producing and
exploration activities	$ 5,777,222	$ 1,756,792

NOTE 4 - TURNKEY DRILLING CONTRACTS

Royale Energy receives funds under turnkey drilling contracts which require Royale Energy to drill oil and gas wells within a reasonable time period from the date of receipt of the funds. As of December 31, 2003 and 2002, Royale Energy had recorded deferred turnkey drilling revenue associated with undrilled wells of $4,034,881 and $2,566,188, respectively, as a current liability.

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

The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Principles (see Note 1).

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for 2003 and 2002:

Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
Year Ended December 31, 2003
Revenues from External Customers	$ 10,120,148	$ 11,966,860	$ 22,087,008

Supervisory Fees	$ 1,134,116	$ -	$ 1,134,116

Interest Revenue	$ 44,013	$ -	$ 44,013

Interest Expense	$ 97,499	$ 97,498	$ 194,997

Expenditures for Segment Assets	$ 4,801,248	$ 8,320,753	$ 13,122,001

Depreciation, Depletion, and Amortization	$ 2,306,200	$ 112,722	$ 2,418,922

Lease Impairment	$ 434,996	$ 434,995	$ 869,991

Income Tax	$ 1,108,503	$ 1,108,502	$ 2,217,005

Cummulative Effect of Accounting Change	$ (20,651)	$ (20,650)	$ (41,301)

Total Assets	$ 35,670,504	$ -	$ 35,670,504

Net Income	$ 2,529,180	$ 1,871,740	$ 4,400,920

NOTE 5 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
Year Ended December 31, 2002
Revenues from External Customers	$ 4,930,278	$ 6,890,431	$ 11,820,709

Supervisory Fees	$ 583,637	$ -	$ 583,637

Interest Revenue	$ 35,543	$ -	$ 35,543

Interest Expense	$ 52,703	$ 52,702	$ 105,405

Expenditures for Segment Assets	$ 3,769,970	$ 6,466,791	$ 10,236,761

Depreciation, Depletion, and Amortization	$ 1,615,130	$ 78,897	$ 1,694,027

Lease Impairment	$ 298,111	$ 298,111	$ 596,222

Income Tax (Benefit)	$ (27,745)	$ (27,746)	$ (55,491)

Total Assets	$ 23,300,727	$ -	$ 23,300,727

Net Income (Loss)	$ (158,711)	$ 21,675	$ (137,036)

NOTE 6 - LONG-TERM DEBT

	2003	2002
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
commencing on February 1, 2001. All unpaid principal and interest is payable at maturity on December 21, 2003. This loan was paid in full in January 2003 with the proceeds from the note with Guaranty
Bank, FSB.	$ -	$ 3,500,000

	2003	2002
Revolving line of credit secured by oil and gas properties, with a maximum available of $5,750,000 issued by Guaranty Bank, FSB for the purposes of refinancing Royale's existing debt and to fund development, exploration and acquisition activities as well as other general Corporate purposes. The agreement was entered into on
January 21, 2003. Interest is at Guaranty Bank's Base rate plus
.75%, resulting in a rate of 4.75% at December 31, 2003, payable monthly with borrowing base reductions of $125,000 commencing on.
February 1, 2003. All unpaid principal and interest is payable at
maturity on January 21, 2006.	$ 4,390,000	$ -

NOTE 6 - LONG-TERM DEBT (Continued)

Under the terms of the agreement, the Company is required to have a positive net worth not less than $8,188,000 debt service coverage not less than 1.25:1, current ratio not less than 1:1, debt and lien restrictions, and dividend and distribution restrictions. The Company was in compliance with the terms of this agreement at December 31, 2003.

Maturities of long-term debt for years subsequent to December 31, 2003 are as follows:

Year Ended
December 31,

2003	$ 4,390,000

As of December 31, 2003, the unused portion of the line of credit available to the Company was $585,000.

NOTE 7 - INCOME TAXES

The components of the net deferred liabilities were as follows:

	2003	2002
Deferred Tax Assets:
Net Operating Losses	$ -	$ -
Statutory Depletion	984,595	342,000
Capital Losses	21,357	-

	1,005,952	342,000
Less Allowance	-	(342,000)

	1,005,952	-

Deferred Tax Liabilities:
Oil and Gas Properties and Fixed Assets	3,028,030	-

	$2,022,078	$ -

The Company experienced an increase in 2003 of $6,810,452 over 2002 income before income taxes. Although statutory losses had been incurred in 2002 and prior years, no deferred tax asset had been recognized by the Company; rather an allowance of $342,000 had been provided. This allowance was analyzed in light of the significant income increase, and was eliminated during 2003, thereby offsetting actual 2003 tax provisions and deferred liabilities.

The Company has approximately $2,885,000 of unused statutory percentage depletion, eligible to be used by the Company in future years to reduce federal taxable income. This depletion has no expiration date. The Company also has a capital loss carryforward of approximately $65,000 at December 31, 2003.

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the U.S. statutory federal income tax rate of 34% at December 31, 2003 and 2002, respectively, to pretax income is as follows:

F-18

	2003	2002

Tax (benefit) computed at 34%, respectively	$ 2,264,137	$ (65,459)

Increase (decrease) in taxes resulting from:
Net operating loss carryforwards used	(447,426)	-
State tax	137,000	800
Other non deductible expenses	1,483	-
Percentage depletion carryforwards made available (used)	261,811	9,168

Provision (benefit)	$ 2,217,005	$ (55,491)

Effective Tax Rate	33.5%	(28.8%)

The provision for income tax consists of the following:
	2003	2002
Current:
U.S. federal	$ 79,927	$ (55,491)
U.S. state and local	115,000	-

	194,927	(55,491)

Deferred:
U.S. federal	1,819,870	-
U.S. state and local	202,208	-

	2,022,078	-

Total	$ 2,217,005	$ (55,491)

Of the 2003 tax provision, $13,836 was attributable to the cumulative effect of the FAS 143 accounting change.

NOTE 8 - REDEEMABLE PREFERRED STOCK

In 1993, Royale Energy's Board of Directors authorized the issuance of 259,250 shares of Series A Convertible Preferred Stock which were sold through a private placement offering. The Series A Convertible Preferred Stock was offered in units. Each unit consisted of 25,000 shares of Series A Convertible Preferred Stock and a 0.1% interest in the distributions of the Royale Energy Income Trust, to be formed. Royale Energy had the right to sell fractional units. The Series A Convertible Preferred Stock has a stated value of $4 per share and provides shareholders with a one time 10% cash dividend payable thirty days after the expiration of one year from the date of purchase. The cash dividend has been paid on all outstanding shares at December 31, 1994. The Board authorized a 15% stock dividend to shareholders of record on May 31, 2002 and increased the number of Series A Preferred shares by 1,475. In addition, on May 1, 2003, the Board authorized a 15% stock dividend to shareholders of record on that date payable in equal quarterly installments beginning with the quarter ending June 30, 2003. This dividend increased the number of Series A Preferred shares by 385 for the period ending December 31, 2003 and has been retroactively restated to reflect the 3rd quarterly stock dividend paid in January 2004.

The Series A Convertible Preferred Stock is convertible any time at the basic conversion rate of one share of common stock for two shares of Series A Convertible Preferred Stock, subject to adjustment.

NOTE 8 - REDEEMABLE PREFERRED STOCK

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

On October 28, 1993, Royale Energy's Series A Convertible Preferred Stock shareholders were made a one time offer to convert their Series A Convertible Preferred Stock to common stock. This conversion would be at one share of common stock for each share of Series A Convertible Preferred Stock, rather than at the original conversion price of $4 per share. This conversion would not affect the shareholders' rights and incentives in the Royale Energy Income Trust. As of December 31, 2003 and 2002, 233,011 shares of Series A Convertible Preferred Stock had been converted to 202,723 shares of common stock.

NOTE 9 - SERIES AA PREFERRED STOCK

In April 1992, Royale Energy's Board of Directors authorized the sale of Series AA Convertible Preferred Stock. Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to Series A Convertible Preferred Stockholders. The Series AA Convertible Preferred Stock does not have the right of redemption at the shareholders' option. As of December 31, 2003 and 2002, there were 43,240 and 48,581 shares issued and outstanding. The Board authorized a 15% stock dividend to shareholders of record on May 31, 2002 and increased the number of Series AA Preferred shares by 6,466. In addition, on May 1, 2003, the Board authorized a 15% stock dividend to shareholders of record on that date payable in equal quarterly installments beginning with the quarter ending June 30, 2003. This dividend increased the number of Series AA Preferred shares by 3,701 for the period ending December 31, 2003 and has been retroactively restated to reflect the 3rd quarterly stock dividend paid in January 2004.

NOTE 10 - COMMON STOCK

Royale Energy's Board of Directors, at its December 1997 meeting, authorized the repurchase and cancellation of up to 15% of the outstanding common stock of Royale Energy. The Board also authorized a 15% stock dividend to shareholders of record on May 31, 2002. The number of common shares increased by 652,959 shares. The effect of the stock dividend decreased retained earnings by $4,472,769. In addition, on May 1, 2003, the Board of Directors authorized a 15% stock dividend to shareholders of record on that date with the dividend to be paid in equal quarterly installments beginning with the quarter ending June 30, 2003. The number of common shares increased by 585,924 shares after the third quarterly payment of the stock dividend. The effect of the stock dividend decreased retained earnings by $3,468,955 at December 31, 2003.

The financial statements have been retroactively restated to reflect the third quarterly stock dividend paid in January 2004.

NOTE 11 - STOCK WARRANTS

Changes in Royale Energy's common stock warrants were as follows at December 31:

	2003	2002

Outstanding Warrants at Beginning of Period	304,909	265,138

15% Stock Dividend	35,605	39,771

Outstanding Warrants at End of Period	340,514	304,909

*Payable in equal quarterly installments for 2003.

Royale Energy's affiliate, RPC, acquired 111,111 shares of Royale Energy's common stock during the year ended December 31, 1993, at a purchase price of $333,333. This transaction was pursuant to the exercise of a stock purchase warrant granted to RPC by Royale Energy's Board of Directors on December 18, 1992, to purchase a maximum of 166,666 shares at the minimum bid price on December 18, 1992 of $3.00 per share. The remaining warrants of 55,555 increased to 82,051 warrants due to the declarations of stock dividends. The expiration date of these warrants was extended, by action of the Board of Directors, to December 31, 2005.

At the November 3, 1993 Board of Directors meeting, the Board of Directors granted RPC additional warrants to purchase 175,000 shares of Royale Energy's common stock at prices ranging from $1.50 to $3.00 per share. The 175,000 warrants increased to 258,463 warrants due to the declaration of stock dividends. The expiration of these warrants was extended, by action of the Board of Directors to December, 2005.

Due to the declarations of stock dividends the number of warrants increased by 74,354, with a corresponding decrease in prices ranging from $1.97 to $1.03 per share.

NOTE 12 - OPERATING LEASES

Royale Energy occupies office space through the use of two leases, one for their office in San Diego, CA and one for an office in Woodland, CA. The San Diego lease is under a sixty-month noncancellable lease contract, which expires in July 2005. The Woodland lease is a six month lease ending April 2004. The San Diego lease calls for monthly payments ranging from $16,675 to $17,762, and the Woodland lease calls for monthly payments of $275. Future minimum lease obligations as of December 31, 2003 are as follows:

Year Ended
December 31,

2004	$ 211,713
2005	124,338

$ 336,051

Rental expense for the years ended December 31, 2003 and 2002, was $244,041 and $206,601, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

On December 31, 2003, 27.4% of Royale Energy's common stock was owned by Royale Petroleum Corporation (RPC). RPC is owned by Donald H. and Stephen M. Hosmer.

Harry E. Hosmer, Royale Energy's former president and former chief executive officer, owns 6.6% of Royale Energy common stock. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer. Donald H. Hosmer and Stephen M. Hosmer are also officers and directors of Royale Energy.

Stock Compensation Plan

On December 18, 1992, the Board of Directors granted the directors and executive officers of Royale Energy 30,000 options to purchase common stock at an exercise or base price of $3.00 per share. All options are exercisable on or after the second anniversary of the date of the grant. Also on this date, the Board of Directors voted to adopt a policy of awarding stock options to key employees and contractors based on performance.

On March 26, 2001 the number of options increased from 30,000 to 34,500 and the price decreased from $3.00 per share to $2.60 per share due to the declaration of the 15% stock dividend.

At the March 10, 1995 Board of Directors meeting, directors and executive officers of Royale Energy were granted 154,000 options to purchase common stock at an exercise or base price of $1.90 per share. These options were granted for a period of ten years, and may be exercised after the second anniversary of the grant. Royale Energy applies APB Opinion 25 and related interpretations in accounting for its plans. Royale Energy did not grant stock options during 2003 or 2002.

On March 18, 2002, the number of remaining options of 113,850 decreased to 104,478 outstanding and the price decreased from $1.65 per share to $0.83 per share due to expiration of options and the declaration of the 15% stock dividend.

On May 1, 2003, the number of remaining options of 104,478 increased to 114,439 outstanding and the price increased from $0.83 per share to $1.79 per share due to the reinstatement of shares, repurchase of options from employees/directors and the declaration of the 15% stock dividend which is being paid in equal quarterly installments.

A summary of the status of Royale Energy's stock option plan as of December 31, 2003 and 2002, and changes during the years ending on those dates is presented below:

	2003		2002
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Fixed Options
Outstanding at Beginning of Year	104,477	$ 1.79	148,350	$ 0.83
15% of Stock Dividends*	13,622		18,802
Reinstated	39,675		-
Exercised	(43,335)		-
Expired or Ineligible	-		(62,675)

Outstanding at End of Year	114,439		104,477

Options Exercisable at Year End	114,439		104,477

Weighted-average Fair Value of Options
Granted During the Year	-		-

The following table summarizes information about fixed stock options outstanding at December 31, 2003 and 2002:

		Weighted-			Weighted-
	Number	Average		Number	Average
	Outstanding at	Remaining	Weighted-	Outstanding at	Remaining
Range of	December 31,	Contractual	Average	December 31,	Contractual
Exercise Prices	2003	Life (Years)	Exercise Price	2002	Life (Years)

$ 2.03	34,685	2	$ 2.27	-	-
$ 1.28	79,754	1.9	$ 1.44	104,477	2.2

$1.28 to $2.03	114,439	1.4	$1.44 to $2.27	104,477	2.2

The Board of Directors adopted a policy in 1989 that permits directors and officers of the Company to purchase from the Company, at the Company's actual costs, up to one percent of a fractional interest in any well to be drilled by the Company. Current and former officers and directors were billed $305,489 and $238,502 for their interests for the years ended December 31, 2003 and 2002, respectively. Under the Sarbanes-Oxley Act of 2002, these amounts can no longer be billed to officers and directors. Instead, these amounts are either collected in advance or paid to officers as compensation.

NOTE 14 - SIMPLE IRA PLAN

In April 1998, the Company established a Simple IRA pension plan covering all employees. The Company will contribute a matching contribution to each eligible employee's Simple IRA equal to the employee's salary reduction contributions up to a limit of 3% of the employee's compensation for the year. The employer contribution for the years ending December 31, 2003 and 2002 were $42,875 and $33,940, respectively.

NOTE 15 - ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the continuing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy's business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance and remediation costs in 2003 or 2002.

Royale Energy is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of Royale Energy.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

On December 10, 1999, a suit was filed against Royale Energy and certain of its officers and former officers in U.S. District Court for the Northern District of California entitled Buck, et al., v. Royale Energy, et al., No. C 99 5236. In July 2000, the court granted Royale Energy's motion to transfer the case to the US District Court for the Southern District of California. In May 2002, the Court dismissed the case in its entirety. Some, but not all, of the former plaintiffs chose to appeal the dismissal. On October 3, 2003, all but one plaintiff dismissed their appeal; however, the one remaining plaintiff agreed prior to the end of 2003 to dismiss the case. The documentation to dismiss the case was not concluded, however, until early February 2004. The case has now been concluded with no payment made by Royale for the dismissals.

NOTE 17 - CONCENTRATIONS OF CREDIT RISK

The Company owns one property, Victor Ranch, which comprises 12.9% of the Company's entire gas reserves.

The Company bids its gas sales on a month to month basis and generally sells to a single customer without commitment to future gas sales to any particular customer.

NOTE 18 - SUBSEQUENT EVENTS

In January 2004, the Company agreed to purchase additional furniture fixtures and equipment for $778,125. The Company has a right to cancel this agreement on or before April 30, 2004.

On January 15, 2004, the Company entered into a Purchase and Sale Agreement to acquire leases, wells and real property for the total purchase price of $1,500,000. The Company has tendered $200,000 to the seller in this transaction as earnest money and the sale is scheduled to close on or before February 25, 2004.

In January 2004, Royal Petroleum Company exercised all of its stock options and warrants in a cashless transaction whereby 295,801 shares of Royale Energy's common stock was issued in exchange for these options and warrants.

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

Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants for the years ended December 31, 2003 and 2002. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2003 and 2002 and changes in such quantities during each of the years then ended, were as follows:

	2003		2002
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Proved developed and undeveloped reserves:

Beginning of period	125,000	12,785,000	8,000	13,161,000
Revisions of previous estimates	9,614	(2,384,534)	(4,790)	(2,398,215)
Production	(22,160)	(1,915,784)	(7,617)	(1,585,578)
Extensions, discoveries and improved recovery	45,546	3,365,318	129,407	3,607,793
Purchase of minerals in place			-	-

Proved reserves end of period	158,000	11,850,000	125,000	12,785,000

Proved developed reserves:

Beginning of period	50,000	9,719,000	8,000	11,245,000

End of period	137,000	9,390,000	50,000	9,719,000

These estimates were determined using gas prices at December 31, 2003 ranging from $3.26 per MCF to $4.85 per MCF as applied on a field-by-field basis.

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves

The standardized measure of discounted future net cash flows is presented below for the two years ended December 31, 2003.

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

2004	$ 4,145,000
2005	42,000
2006	8,000
Thereafter	56,000

Total	$ 4,251,000

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

Changes in standardized measure of discounted future net cash flow from proved reserve quantities (Continued)
	2003	2002

Standardized measure - beginning of year	$ 17,214,894	$ 9,013,270

Sales of oil and gas produced, net of production costs	(6,995,490)	(3,354,837)

Revisions of previous quantity estimates	(5,584,153)	(8,166,182)
Net changes in prices and production costs	7,651,000	13,271,000

Sales of minerals in place	-	(19,000)

Extensions, discoveries and improved recovery	9,135,768	6,847,748

Accretion of discount	5,648,921	3,118,824

Net change in income tax	(2,956,814)	(3,495,929)

Net increase (decrease)	6,899,232	8,201,624

Standardized measure - end of year	$ 24,114,126	$ 17,214,894

