Form 10KSB/A
period 2003-12-31
ROYALE ENERGY INC
filed 2004-03-31
CIK 864839

As filed with the SEC on March 31, 2004

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Introductory Statement

Royale Energy, Inc., filed its Form 10-KSB for the year ended December 31, 2003, on March 31, 2004. The originally filed Form 10-KSB inadvertently omitted the certificates of compliance with 18 U.S.C. Section 1350, which are filed with this amendment as exhibits 32.1 and 32.2. This amendment contains no other changes to the 10-KSB.

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

