Form 10QSB
period 2004-03-31
ROYALE ENERGY INC
filed 2004-05-13
CIK 864839

As filed with the SEC on May 13, 2004 ______________________________________________________________________________
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of Small Business Issuer in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500 San Diego, CA 92108 (Address of principal executive offices) Issuer's telephone number: 619-881-2800

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  [X]                    No  [   ]

At March 31, 2004, a total of 6,144,398 shares of registrant's common stock were outstanding.

-ii-

PART I. FINANCIAL CONDITION

Item 1. Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$ 3,871,265	$ 4,877,618
Accounts receivable	4,924,752	5,143,491
Other current assets	1,394,366	1,329,508
Deferred tax asset	915,952	1,005,952
Inventory	131,255	128,223

Total Current Assets	11,237,590	12,484,792

Investments	281,946	281,946

Oil and Gas Properties at cost, (successful efforts
basis), Property, Equipment and Fixtures	24,335,030	22,903,786

TOTAL ASSETS:	$ 35,854,566	$ 35,670,504

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS
	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 5,832,921	$ 8,752,593
Deferred revenue from turnkey drilling	4,270,300	4,034,881
Total Current Liabilities	10,103,221	12,787,474

Long-Term Liabilities
Asset retirement obligation	220,095	195,712
Deferred income taxes	3,696,684	3,028,030
Long-term debt, net of current portion	5,890,000	4,390,000
Total Long-Term Liabilities	9,806,779	7,613,742

Total Liabilities	19,910,000	20,401,216

Redeemable Preferred Stock
Series A, convertible preferred stock, no par value, 259,250 shares authorized; 4,783 and 4,611 shares, respectively, issued and outstanding
	11,589	11,172

Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares, issued and outstanding 6,144,398 and 5,621,829 shares, respectively	19,577,902	19,108,978
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 44,589 and 43,240 shares issued and outstanding, respectively	167,979	163,926

Accumulated (Deficit)	(3,731,759)	(4,693,393)

Total paid in capital and accumulated deficit	16,014,122	14,579,511
Less cost of treasury stock, 20,000 and 20,000 shares	(97,906)	(97,906)
Paid in capital, treasury stock	16,761	16,761
Dividend to be distributed	0	759,750

Total Stockholders' Equity	15,944,566	15,269,288

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:	$ 35,854,566	$ 35,670,504

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Revenues
Sale of oil and gas	$ 3,273,498	$ 2,145,480
Turnkey drilling	1,915,436	1,688,644
Supervisory fees and other	324,344	160,664

Total Revenues	5,513,278	3,994,788

Costs and Expenses
General and administrative	1,019,993	786,273
Turnkey drilling and development	1,227,769	1,110,768
Lease operating	539,839	300,408
Lease impairment	0	296,649
Legal and accounting	95,012	296,108
Marketing	358,699	124,001
Depreciation, depletion and amortization	759,554	394,079

Total Costs and Expenses	4,000,866	3,308,286

Income (Loss) from Operations	1,512,412	686,502

Other Expense
Interest expense	59,393	50,575

Income Before Income Tax Expense	1,453,019	635,927
Income Tax Provision	491,394	50,866

Net Income	$ 961,625	$ 585,061

Diluted Earnings Per Share	$ 0.15	$ 0.09

Basic Earnings Per Share	$ 0.16	$ 0.10

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 961,625	$ 585,061
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, depletion and amortization	759,554	394,079
Lease impairment	0	296,649
Decrease in:
Accounts receivable	218,739	782,671
Prepaid expenses and other assets	22,110	65,617
Increase (decrease) in:
Accounts payable and accrued expenses	(2,919,672)	1,149,832
Deferred revenues - DWI	235,419	(131,028)

Net Cash Provided by Operating Activities	(722,225)	3,142,881

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties	(1,365,408)	(1,463,916)
Other capital expenditures	(825,401)	(79,492)

Net Cash Provided (Used) by Investing Activities	(2,190,809)	(1,543,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	2,193,037	1,000,000
Stock purchased and canceled	(286,356)	0

Net Cash Provided by Financing Activities	1,906,681	1,000,000

Net increase (decrease) in cash and cash equivalents	(1,006,353)	2,599,473

Cash at beginning of year	4,877,618	2,229,944

Cash at end of period	$ 3,871,265	$ 4,829,417

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 52,693	$ 53,457

Cash paid for taxes	$ 184,174	$ 0

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

Note 2 - Earnings Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 961,624	6,144,398	$ 0.16
Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	113,393	(0.01)

Net income available to common stock	$ 961,624	6,257,791	$ 0.15

	Three Months Ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 585,061	6,144,398	$ 0.10
Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	113,393	0.01

Net income available to common stock	$ 585,061	6,257,791	$ 0.09

The number of common shares for the quarter ended March 31, 2003, has been retroactively restated to reflect the issuance of quarterly stock dividends during 2003 and 2004.

Note 3 - Investments

The Company owns 27,500 shares of C. K. Capital Corporation Series A preferred stock. This investment does not have a readily determinable market price and is carried at cost.

Note 4 - Oil and Gas Properties, Equipment and Fixtures

Oil and gas properties, equipment and fixtures consist of the following:

	March 31, 2004	December 31, 2003
Oil and Gas
Producing properties, including drilling costs	$ 20,337,283	$ 17,955,104
Undeveloped properties	2,207,289	3,377,875
Lease and well equipment	6,820,400	6,753,535
	29,364,972	28,086,514
Accumulated depletion, depreciation & amortization	(8,045,971)	(7,419,842)
	21,319,001	20,666,672
Commercial and Other
Real estate, including furniture and fixtures	$ 1,431,469	$ 1,406,469
Vehicles	139,649	138,571
Furniture and equipment	2,049,110	1,249,787
	3,620,228	2,794,827
Accumulated depreciation	(604,199)	(557,733)
	3,016,029	2,237,094

	$ 24,335,030	$ 22,903,766

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results Of Operations

For the first three months of 2004, we achieved a net profit of $961,625, a $376,564 or 64.4% increase from the net profit of $585,061 in the first three months of 2003. We attribute this to an increase in oil and gas sales resulting from increased natural gas production. Total revenue for the period in 2004 was $5,513,278, an increase of $1,518,490 or 38.0% from the total revenue of $3,994,788 received during the period in 2003.

Oil and gas revenue for the three months ended March 31, 2004 were $3,273,498 compared to $2,145,480 for the same period in 2003, a $1,128,018 or 52.6% increase. This increase in revenue was mainly due to an increase in quantity produced and sold during the period in 2004. The net sales volume for natural gas for the period in 2004 was approximately 597,669 MCF with an average price of $5.15 per MCF, a 207,389 or 53.1% increase from the net sales volume of 390,280 MCF with an average price of $5.11 per MCF sold during the period in 2003. The net sales volume for oil and condensate (natural gas liquids) production was 6,240 barrels with an average price of $30.40 per barrel for the three months ended March 31, 2004, compared to 5,305 barrels at an average price of $30.47 per barrel for the same period in 2003, which represents an increase in net sales volume of 935 barrels or 17.6%.

Oil and gas lease operating expenses increased by $239,431, or 79.7%, to $539,839 for the three months ended March 31, 2004, from $300,408 for the same period in 2003. This was due to an increase in the number of wells placed into production during the period in 2004 when compared to the period in 2003, the plugging and abandoning of five non-producing wells during the period in 2004 and increases in workover costs during the period in 2004.

Turnkey drilling revenue for the three months ended March 31, 2004 were $1,915,436 which was offset by drilling and development costs of $1,227,769. For the same period in 2003, turnkey drilling revenues were $1,688,644, while drilling and development cost was $1,110,768. This represents an increase in revenues of $226,792 or 13.4% and an increase in costs of $117,001 or 10.5%. The increase in turnkey drilling revenues was mainly due to an increase in direct working interest sales during the period in 2004 when compared to the period in 2003. The increase in drilling and development costs was due to the drilling of an exploratory dry hole during the period in 2004 and increases in drilling and completion costs of wells drilled during the period in 2004 when compared to the period in 2003.

The aggregate of supervisory fees and other income was $324,344 for the three months ended March 31, 2004, an increase of $163,680 (101.9%) from $160,664 during the same period in 2003. This increase was mainly due to an increase in cost recovery received for new facilities constructed and placed into service during the period in 2004, and a loss on sale of some of our oil and gas assets during the period in 2003. There was no such sale of assets during the period in 2004.

Depreciation, depletion and amortization expense increased to $759,554 from $394,079, an increase of $365,475 (92.7%) for the three months ended March 31, 2004, as compared to the same period in 2003. This increase was mainly due to an increase in the depletion rate and in the number of oil and gas assets that we own because of higher rates of production when compared to total reserves.

General and administrative expenses increased by $233,720, or 29.7%, from $786,273 for the three months ended March 31, 2003 to $1,019,993 for the same period in 2004. We can attribute this to increased employee salaries and related expenses, taxes and insurance, due to increased staffing. There were also increases in rents and related costs due to the opening of two new field offices and expansion in existing office space. Legal and accounting expense decreased to $95,012 for the period, compared to $296,108 for the first three months of 2003, a $201,096 (67.9%) decrease, which can be attributable to lower litigation costs during 2004 due to successfully concluding our only remaining material legal proceeding during the first half of 2003. Marketing expense for the three months ended March 31, 2004, increased $234,698 or 189.27%, to $358,699, compared to $124,001 for the same period in 2003. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

We periodically review proved and unproved properties for impairment and charge impairments of value to expense. As a result of this assessment, $296,649 was recorded as lease impairment in the first three months of 2003 while no impairment was recorded during the period in 2004.

During the year 2003, we utilized our remaining net operating loss carry-forwards for income tax purposes, and we began to accrue charges for current and deferred income tax expense. As a result, we incurred $491,394 in income tax expenses in the first three months of 2004, compared to $50,866 in the same period in 2003. This represents an effective tax rate of 33.0%, which is effectively the same rate applied to all of the 2003 operations. The use of percentage statutory depletion created from the current operations, and from utilization of unused percentage depletion carryforwards, results in an effective tax rate less than the normal federal rate of 35% plus the relevant state rates (mostly California, 9.3%).

During the period in 2004, we increased long term debt under our commercial bank credit line, and interest expense increased to $59,393 for the three months ended March 31, 2004 from $50,575 for the same period in 2003, an $8,818 or 17.4% increase.

Capital Resources And Liquidity

At March 31, 2004, we had current assets totaling $11,237,590 and current liabilities totaling $10,103,221, a $1,134,369 working capital surplus, exclusive of unused credit. We had cash and cash equivalents at March 31, 2004 of $3,871,265 compared to $4,877,618 at December 31, 2003. During the three months ended March 31, 2004, we drew $1,500,000 from our credit line in order to purchase new oil and gas assets. We expect to generate sufficient cash from operations during the remainder of 2004 to fund operating and capital expenditure requirements. Unused available credit from our bank totaled approximately $1,800,000 at March 31, 2004.

Operating Activities. For three months ended March 31, 2004 cash used by operating activities totaled $722,225 compared to $3,142,881 provided by operating activities for the same period in 2003. This difference was mainly due to payments made to reduce our accounts payable during the period in 2004.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $2,190,809 for the first three months of 2004, compared to $1,543,408 used by investing activities for the same period in 2003. This increase in cash used was primarily due to the purchase of oil and gas field assets in California.

Financing Activities. For the three months ended March 31, 2004 cash provided by financing activities was $1,906,681 compared to $1,000,000 provided by financing activities for the same period in 2003. This difference in cash provided was primarily due to the repurchase and cancellation of certain officers' stock options during the period in 2004.

Item 3. Disclosure Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2004.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

On January 30, 2004, we issued a net 295,801 shares of common stock to Royale Petroleum Corporation, which is owned by our president, Donald H. Hosmer, and our Executive Vice President and Chief Financial Officer, Stephen M. Hosmer, upon exercise of options and warrants. The options and warrants were exercised in cashless exercises in which stock equal to the total exercise price of the securities was in effect withheld from the amount issued on exercise, based on the 5 day average closing price of the common stock for 5 days prior to exercise ($10.996 per share). Royale Petroleum Corporation exercised options and warrants to buy a total of 340,514 shares, bearing exercise prices from $1.02 to $2.03 per share, for the shares, for an aggregate consideration paid equal to $422,934. These shares were issued in reliance on the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933.

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

ROYALE ENERGY, INC.

Date: May 13, 2004	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Date: May 13, 2004	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer