Form 10QSB
period 2004-06-30
ROYALE ENERGY INC
filed 2004-08-12
CIK 864839

As filed with the SEC on August 12, 2004

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of Small Business Issuer in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500
San Diego, CA 92108
(Address of principal executive offices)
Issuer's telephone number: 619-881-2800

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  [X]                  No  [   ]

On July 8, 2004, a total of 7,865,331 shares of registrant's common stock were outstanding.

-ii-

PART I. FINANCIAL CONDITION

Item 1. Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$ 5,897,339	$ 4,877,618
Accounts receivable	4,504,896	5,143,491
Other current assets	1,173,021	1,329,508
Deferred tax asset	915,952	1,005,952
Inventory	139,373	128,223

Total Current Assets	12,630,581	12,484,792

Investments	281,946	281,946

Oil and Gas Properties at cost, (successful efforts
basis), Property, Equipment and Fixtures	26,051,054	22,903,766

TOTAL ASSETS:	$ 38,963,581	$ 35,670,504

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 7,015,905	$ 8,752,593
Deferred revenue from turnkey drilling	5,366,085	4,034,881
Total Current Liabilities	12,381,990	12,787,474

Long-Term Liabilities
Asset retirement obligation	286,970	195,712
Deferred income taxes	3,782,347	3,028,030
Long-term debt, net of current portion	5,848,126	4,390,000
Total Long-Term Liabilities	9,917,443	7,613,742

Total Liabilities	22,299,433	20,401,216

Redeemable Preferred Stock
Series A, convertible preferred stock, no par value, 259,250 shares authorized; 6,122 and 4,611 shares, respectively, issued and outstanding
	11,589	11,172

Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares, issued and outstanding 7,865,331 and 5,626,585 shares, respectively	19,577,902	19,108,978
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 57,416 and 43,240 shares issued and outstanding, respectively	167,979	163,926
Accumulated (Deficit)	(3,012,177)	(4,693,393)

Total paid in capital and accumulated deficit	16,733,704	14,579,511
Less cost of treasury stock, 20,000 and 20,000 shares	(97,906)	(97,906)
Paid in capital, treasury stock	16,761	16,761
Dividend to be distributed	0	759,750

Total Stockholders' Equity	16,664,148	15,269,288

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:	$ 38,963,581	$ 35,670,504

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Sale of oil and gas	$ 2,806,751	$ 2,478,470	$ 6,080,249	$ 4,623,950
Turnkey drilling	3,136,801	2,290,432	5,052,237	3,979,076
Supervisory fees and other	448,848	273,626	773,191	434,290

Total Revenues	6,392,400	5,042,528	11,905,677	9,037,316

Costs and Expenses
General and administrative	966,544	821,069	1,986,537	1,607,342
Turnkey drilling and development	1,901,043	938,753	3,128,812	2,049,521
Lease operating	996,533	420,815	1,536,372	721,223
Lease impairment	0	409,416	0	706,065
Legal and accounting	203,480	115,941	298,492	412,049
Marketing	337,177	232,591	695,876	356,592
Depreciation, depletion and amortization	832,136	444,140	1,591,689	838,219

Total Costs and Expenses	5,236,913	3,382,725	9,237,778	6,691,011

Income (Loss) from Operations	1,155,487	1,659,803	2,667,899	2,346,305

Other Expense
Interest expense	80,375	47,580	139,768	98,155

Income Before Income Tax Expense	1,075,112	1,612,223	2,528,131	2,248,150
Income Tax Provision	355,530	725,500	846,924	776,366

Net Income	$ 719,582	$ 886,723	$ 1,681,207	$ 1,471,784

Diluted Earnings Per Share	$ 0.09	$ 0.11	$ 0.21	$ 0.18

Basic Earnings Per Share	$ 0.09	$ 0.11	$ 0.21	$ 0.19

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 1,681,207	$ 1,471,784
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, depletion and amortization	1,591,689	838,219
Lease impairment	0	706,065
Decrease in:
Accounts receivable	638,595	1,243,031
Prepaid expenses and other assets	235,337	1,232,869
Increase (decrease) in:
Accounts payable and accrued expenses	(1,736,688)	(144,270)
Deferred revenues - DWI	1,331,204	267,787
Deferred Income Taxes	754,317	700,073

Net Cash Provided by Operating Activities	4,495,661	6,315,558

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties	(3,780,342)	(3,802,673)
Other capital expenditures	(963,096)	(435,971)

Net Cash Provided (Used) by Investing Activities	(4,743,438)	(4,238,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,553,854	800,000
Stock purchased and canceled	(286,356)	(59,270)

Net Cash Provided by Financing Activities	1,267,498	740,730

Net increase (decrease) in cash and cash equivalents	1,019,721	2,817,644

Cash at beginning of year	4,877,618	2,229,944

Cash at end of period	$ 5,897,339	$ 5,047,588

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 135,568	$ 82,602

Cash paid for taxes	$ 337,892	$ 0

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

Note 2 - Earnings Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:

	Six Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 1,681,207	7,865,331	$ 0.21
Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	145,143	0.00

Net income available to common stock	$ 1,681,207	8,010,474	$ 0.21

	Six Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 1,471,784	7,865,311	$ 0.19
Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	113,393	(0.01)

Net income available to common stock	$ 1,471,784	7,978,704	$ 0.18

Note 3 - Investments

At June 30, 2004, the Company owned 27,500 shares of C. K. Capital Corporation Series A preferred stock. This investment did not have a readily determinable market price and was carried at cost. In July 2004, C. K. Capital Corporation redeemed its Series A preferred stock.

-5-
Note 4 - Oil and Gas Properties, Equipment and Fixtures

Oil and gas properties, equipment and fixtures consist of the following:

	June 30, 2004	December 31, 2003
Oil and Gas
Producing properties, including drilling costs	$ 22,045,749	$ 17,955,104
Undeveloped properties	2,400,336	3,377,875
Lease and well equipment	7,224,028	6,753,535
	31,670,113	28,086,514
Accumulated depletion, depreciation & amortization	(8,720,708)	(7,419,842)
	22,949,405	20,666,672
Commercial and Other
Real estate, including furniture and fixtures	$ 1,431,469	$ 1,406,469
Vehicles	255,523	138,571
Furniture and equipment	2,070,931	1,249,787
	3,757,923	2,794,827
Accumulated depreciation	(656,274)	(557,733)
	3,101,649	2,237,094

	$ 26,051,054	$ 22,903,766

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results Of Operations

For the first six months of 2004, we achieved a net profit of $1,681,207, a $209,423, or 14.2%, increase from the net profit of $1,471,784 in the first six months of 2003. We attribute this to an increase in oil and gas sales resulting from increased natural gas production. Our second quarter of 2004 net earnings of $719,582, however, fell $167,141 from second quarter 2003 earnings of $886,723. Total revenue for the period in 2004 was $11,905,677, an increase of $2,868,361, or 31.7%, from the total revenue of $9,037,316 received during the period in 2003. In the second quarter 2004 we recorded a $1,349,872 increase over second quarter 2003 total revenue.

Oil and gas revenue for the six months ended June 30, 2004, was $6,080,249 compared to $4,623,950 for the same period in 2003, a $1,456,299, or 31.5%, increase. In the second quarter 2004, oil and gas revenue rose $328,281 over the same quarter in 2003. This increase in revenue was mainly due to an increase in quantity produced and sold during the period in 2004. The net sales volume for natural gas for the period in 2004 was approximately 1,071,910 Mcf with an average price of $5.31 per Mcf, a 222,482, or 26.2%, increase from the net sales volume of 849,428 Mcf with an average price of $5.09 per Mcf sold during the period in 2003. The net sales volume for oil and condensate (natural gas liquids) production was 11,707 barrels with an average price of $32.91 per barrel for the six months ended June 30, 2004, compared to 10,568 barrels at an average price of $27.99 per barrel for the same period in 2003, which represents an increase in net sales volume of 1,139 barrels, or 10.8%. Second quarter natural gas production was almost identical to last year with a slight, 550 Mcf decrease but a $0.54/Mcf increase in price. Oil and condensate production fell 281 barrels over the same quarter last year, but prices rose $9.44 per barrel.

During the second quarter of 2004, we suffered a blowout of our Bowerbank Sam #2 well during recompletion operations. This is the first blowout to occur on a well operated by our Company in more than 18 years of operation. Mainly because of the blowout, oil and gas lease operating expenses increased by $815,149, or 113.0%, to $1,536,372 for the six months ended June 30, 2004, from $721,223 for the same period in 2003. For the second quarter, lease operating expenses increased $578,718 over last year. There were also increases caused by the plugging and abandoning of non-producing wells as well as an increase in workover costs during the period in 2004 when compared to the period in 2003.

Turnkey drilling revenue for the six months ended June 30, 2004 was $5,052,237, which was offset by drilling and development costs of $3,128,812. For the same period in 2003, turnkey drilling revenues were $3,979,076, while drilling and development cost was $2,049,521. This represents an increase in revenues of $1,073,161, or 27.0%, and an increase in costs of $1,079,291, or 52.7%. Second quarter turnkey drilling revenue increased $846,369 over the prior year's quarter while costs increased $962,290. The increase in turnkey drilling revenues was mainly due to an increase in direct working interest sales during the period in 2004 when compared to the period in 2003. The increase in drilling and development costs was due to the drilling of an exploratory dry hole during the period in 2004 and increases in drilling and completion costs of wells drilled during the period in 2004 when compared to the period in 2003.

The aggregate of supervisory fees and other income was $773,191 for the six months ended June 30, 2004, an increase of $338,901 (78.0%) from $434,290 during the same period in 2003. For the quarter, other revenue rose $175,222 as compared to 2003. This increase was mainly due to an increase in cost recovery received for new facilities constructed and placed into service during the period in 2004, combined with a loss on sale of some of our oil and gas assets during the first quarter in 2003. No oil and gas assets were sold during the period in 2004.

Depreciation, depletion and amortization expense increased to $1,591,689 from $838,219, an increase of $753,470 (89.9%) for the six months ended June 30, 2004, as compared to the same period in 2003. During the second quarter these expenses increased $387,996 over last year. This increase was mainly due to an increase in the depletion rate because of higher rates of production when compared to total reserves and in the number of oil and gas assets that we own.

General and administrative expenses increased by $379,195, or 23.6%, from $1,607,342 for the six months ended June 30, 2003 to $1,986,537 for the same period in 2004. Second quarter 2004 expenses were $145,475 higher than in 2003. We can attribute this to increased employee salaries and related expenses, taxes and insurance, due to increased staffing. There were also increases in rents and related costs due to the opening of two new field offices and expansion in our home office space. Legal and accounting expense decreased to $298,492 for the period, compared to $412,049 for six months of 2003, a $113,557 (27.6%) decrease. The higher costs in 2003 resulted from legal expenses incurred in litigation which was successfully concluded in the first half of 2003. For the quarter, legal and accounting expenses rose $87,539 over the previous year due to an increase in audit and related legal fees during the quarter in 2004. Marketing expense for the six months ended June 30, 2004, increased $339,284, or 95.2%, to $695,876, compared to $356,592 for the same period in 2003. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

We periodically review proved and unproved properties for impairment and charge impairments of value to expense. As a result of this assessment, $706,065 was recorded as lease impairment in the six months of 2003 while no impairment was recorded during the period in 2004. Second quarter 2003 showed a $409,416 charge with zero in the same interval of 2004.

During the year 2003, we utilized our remaining net operating loss carry-forwards for income tax purposes, and we began to accrue charges for current and deferred income tax expense. As a result, we incurred $846,924 in income tax expenses in the first six months of 2004, compared to $776,366 in the same period in 2003, a 9.1% increase. Second quarter income tax expense decreased $369,970 over the prior year, however, due to tax adjustments for the first half of 2003 made during the second quarter of 2003. This represents an effective tax rate of 33.5%, which is effectively the same rate applied to all of the 2003 operations. The use of percentage depletion created from the current operations, and from utilization of unused percentage depletion carryforwards, results in an effective tax rate less than the normal federal rate of 35% plus the relevant state rates (mostly California, 9.3%).

During the period in 2004, we increased long term debt under our commercial bank credit line, and interest expense increased to $139,768 for the six months ended June 30, 2004, from $98,155 for the same period in 2003, a $41,613, or 42.4%, increase. Interest expense also rose $32,795 from the second quarter 2003 to the same quarter 2004.

Capital Resources and Liquidity

At June 30, 2004, we had current assets totaling $12,630,581 and current liabilities totaling $12,381,990, a $248,591 working capital surplus, exclusive of unused credit. We had cash and cash equivalents at June 30, 2004 of $5,897,339 compared to $4,877,618 at December 31, 2003. During the six months ended June 30, 2004, we drew $1,500,000 from our credit line in order to purchase new oil and gas assets. We expect to generate sufficient cash from operations during the remainder of 2004 to fund operating and capital expenditure requirements. Unused available credit from our bank totaled approximately $1,820,000 at June 30, 2004.

Operating Activities. For six months ended June 30, 2004 cash provided by operating activities totaled $4,495,661 compared to $6,315,558 provided by operating activities for the same period in 2003, a 28.8% decrease, mainly due to payments made to reduce our accounts payable.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $4,743,438 for the first six months of 2004, compared to $4,238,644 used by investing activities for the same period in 2003. This increase in cash used was primarily due to the purchase of oil and gas field assets in California.

Financing Activities. For the six months ended June 30, 2004 cash provided by financing activities was $1,267,498 compared to $740,730 provided by financing activities for the same period in 2003. This difference in cash provided was primarily due to the increase in the use of our bank credit line during the period in 2004 to purchase the field assets in California.

Item 3. Disclosure Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2004.

There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

On June 25, 2004, we acquired all of the assets of an affiliate, Royale Petroleum Corporation, in exchange for our common stock, pursuant to a plan of reorganization between us and Royale Petroleum. Due to the small amount of assets acquired, the transaction is not deemed to be a material acquisition. The Royale Petroleum then distributed all of the stock of Royale Energy held by Royale Petroleum to the two shareholders of Royale Petroleum. A total of 451 new shares of our common stock were issued in the reorganization, pursuant to an exemption from registration requirements of the Securities Act of 1933 under Section 4(2) of that statute.

Item 5. Other Information

Stock Split

On March 23, 2004, the board of directors declared a 28% stock split, which was distributed to shareholders on June 30, 2004. The directors issued the stock split because of recent favorable operating results and in order to increase liquidity of Royale Energy common stock by increasing the number of outstanding shares and decreasing the current market price.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits.

No.	Description
10.1	Plan and Agreement of Reorganization between Royale Petroleum Corporation and Royale Energy, Inc., dated June 2, 2004
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	18 U.S.C. Section 1350 Certification
32.2	18 U.S.C. Section 1350 Certification

b. Reports on Form 8-K.

We filed an 8-K dated May 5, 2004, to announce our first quarter earnings and operating results.

We filed an 8-K dated June 25, 2004, reporting the reorganization in which the assets of Royal Petroleum were acquired. See Part II, Item 2, Changes in Securities.

After the end of the second quarter, we filed an 8-K dated July 13, 2004 (which was amended on July 28, 2004), to announce that we had terminated our independent auditors, Brown Armstrong, and that we had retained Sprouse & Anderson, LLP, as our new auditors.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: August 12, 2004	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Date: August 12, 2004	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer

