Form 10KSB/A
period 2002-12-31
ROYALE ENERGY INC
filed 2004-11-15
CIK 864839

As filed with the SEC on November 15 , 2004

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 2 TO THE
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

During its fiscal year ended December 31, 2002, Royale Energy continued to explore and develop natural gas properties in northern California. Royale Energy drilled sixteen wells in 2002, thirteen of which are currently commercially productive wells. One well is waiting on completion. In 2002, five previously drilled wells were not producing because they were awaiting further equipment or production arrangements to begin or recommence operations, such as production equipment or pipeline easements. Royale Energy's estimated total reserves increased from approximately 13.2 Bcfe (billion cubic feet equivalent) at December 31, 2001 to approximately 14.0 Bcfe at December 31, 2002. According to the reserve report furnished to Royale Energy by WZI, Inc., Royale Energy's independent petroleum engineers, the net present value of its proved developed and undeveloped reserves was more than $24.6 million at December 31, 2002, based on natural gas prices ranging from $3.26 per Mcf to $4.85 per Mcf. Of course, net present value does not represent the fair market value of our reserves on that date, and we cannot be sure what return we will eventually receive on our reserves. The engineer determined our standard measure of discounted future net cash flows at December 31, 2002, to be $17,214,894.

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

When Royale Energy authorizes a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who execute a contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease acquisition, geological and geophysical costs, and other organizational costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-

drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is held and reported by Royale Energy as revenue when drilling of the well is complete. Drilling is generally completed within 7 - 14 days. The deferred revenue is referred to as "remaining funds" in Royale Energy's disclosure. See Note 1 to Royale Energy's Financial Statements on page F-7. Royale Energy maintains internal records of the expenditure of each investor's funds for drilling projects.

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

	2002	2001	2000
NET VOLUME
Oil (Bbl)	8,0853	1,893	596
Gas (Mcf)	1,602,780	1,371,286	1,161,513
Mcfe	1,683,630	1,390,216	1,167,473

AVERAGE SALES PRICE
Oil (Bbl)	$ 22.84	$ 26.55	$ 23.59
Gas (Mcf)	$ 2.95	$ 6.12	$ 5.32

Net Production Costs & Taxes	$ 1,450,893	$1,266,245	$ 936,841

Lifting Costs (per Mcfe)	$ 0.86	$ 0.91	$ 0.60

Net Proved Oil and Natural Gas Reserves

As of December 31, 2002, Royale Energy had proved developed reserves of 9,719 MMcf and total proved reserves of 12,785 MMcf of natural gas on all of the properties Royale Energy leases. For the same period, Royale Energy also had proved developed oil reserves of 50 Mbbl and total proved oil reserves of 124 Mbbl.

Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data. Reserve estimates project the production of oil and gas over a period of years depending on the expected productive life of the properties. The following table summarizes the estimated reserve volumes to be produced over the next fiscal year, and for the remaining life of the properties, according to our reserve report.

	2002		2001
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Proved reserves end of period:
Projected first year sales volumes	29,000	2,169,000	2,000	1,645,000
Projected sales volumes for remaining years	95,000	10,617,000	6,000	11,516,000
Total proved reserves	124,000	12,786,000	8,000	13,161,000

Proved developed reserves
Beginning of period	8,000	11,245,000	3,000	12,672,000

End of period
Projected first year sales volumes	11,000	1,593,000	2,000	1,462,000
Projected sales volumes for remaining years	39,000	8,126,000	6,000	9,783,000
Total proved developed reserves	50,000	9,719,000	8,000	11,245,000

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

Historic Development Costs for Proved Undeveloped Reserves

In each year we expend funds to drill and develop some of our proved undeveloped reserves. The following table summarizes our historic costs incurred in each of the past three fiscal years to drill and develop reserves that were classified as proved undeveloped reserves as of December 31 of the immediately preceding year:

2002	$1,155,391
2001	$1,196,700
2000	$924,076

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

Blue Star Resources, et al., v. Royale Energy, Inc., No. 49460, Superior Court of Tehama County, California. On October 12, 2001, Blue Star Resources, Inc. and other related entities filed suit against Royale Energy over whether plaintiffs failed to consent to drilling operations that resulted in commercially productive wells drilled by Royale Energy and thereby lost their rights to working interests in the wells. On April 9, 2001, Royale's motion to dismiss the breach of fiduciary duty and slander of title claims for relief was granted by the Honorable Edward J. Garcia. On May 7, 2002, Judge Garcia granted Royale's motion for partial summary judgment regarding one particular well, which was a substantial portion of Blue Star's claims. On August 26, 2002, Judge Garcia granted Royale's motion for partial summary judgment as to other claims. In April 2003, the parties agreed to a confidential settlement in which plaintiffs' remaining claims would be dismissed.

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

Revenue Recognition

Royale Energy derives DWI revenue from sales of working interests to high net worth individuals. DWI investments are non-refundable. The DWI revenue is divided into payments for pre-drilling costs and for drilling costs. Pre-drilling costs include lease acquisition, geologic and geophysical costs, and other organizational costs of the project which have been incurred by Royale Energy prior to entering the drilling contract between the investors and Royale Energy. The drilling contract provides that the pre-drilling costs are due and payable to Royale Energy when the contract is entered, and those pre-drilling costs are recognized as revenue when the investor makes the investment and enters the contract. Prior to 2002, the company held the remaining investment in trust as deferred revenue until the well was spudded (begun). The company has changed its revenue recognition policy, so that the funds held in trust would not be recognized as revenue by the company until drilling of the well is complete, in line with what the company believes to be standard industry practice. This policy change did not result in a material change in the company's drilling revenues in 2002 or 2001 because, at the end of each of those years, none wells were in the process of being drilled. Occasionally, spudding is delayed due to the permitting process, or drilling rig availability. At December 31, 2002 and 2001, Royale Energy had deferred drilling revenue of $2,566,188 and $2,740,991, respectively. Gross profit from this line of business declined from 54% in the fiscal year ended December 31, 2001, to 37% in the nine months ended September 30, 2002.

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

Oil and gas lease operating expenses increased by 14.6% or $184,648, to $1,450,893 for the year ended December 31, 2002, from $1,266,245 for the same period in 2001, primarily because we plugged and abandoned five non-producing wells during the year in 2002. In addition, the number of wells we operated increased during 2002 when compared to 2001, due to the successful wells being drilled and placed into production during 2001 and 2002. When measuring lease operating costs on a production or lifting cost basis, in 2002, the $1,450,893 equates to a $0.86 per mcfe lifting cost versus a $0.91 per mcfe lifting cost in 2001, a 5.5% decrease. However, this decrease in lifting costs was more than outweighed by the decrease in production revenue due to falling gas prices.

We measure our profitability on each segment of our operations in terms of "gross margin," which we define as gross income (net sales minus costs of sale) divided the net sales, expressed as a percentage. For 2002, our gross margin, or profit, on oil and gas production (excluding drilling and development costs) fell to 70.6%, compared to 85% in 2001.

For the year ended December 31, 2002, turnkey drilling revenues increased $186,979, to $6,890,431 in 2002 from $6,703,452 in 2001, or 2.8% for the year. We also had a $1,090,492 or 35.6% increase in turnkey drilling and development costs from $3,065,747 in 2001 to $4,156,239 in 2002. This increase in turnkey revenues and costs was due to drilling sixteen wells during the year in 2002 while we drilled eleven during the year in 2001. Our gross margins, or profits, per well on drilling depend on our ability to accurately estimate the costs associated with the development of projects in which we sell working interests. Costs associated with contract drilling depend on location, well depth, weather, and availability of drilling contractors and equipment. Our gross margin on drilling in 2002 was 39.7% compared to 54.3% in 2001. Our gross margin on turnkey drilling usually exceeds 50%, but in 2002 gross margin was lower than normal because well drilling costs were higher than our original estimates.

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

We also reevaluated our inventory of oil and gas lease and land costs, which had been previously capitalized, in order to write off those prospects which may be no longer viable. As a result, $28,566 of previously capitalized costs were written off and recorded as geological and geophysical expense during 2002 compared with $56,806 written off in 2001, a $28,240 or 49.7% decrease.

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

		Annual Compensation			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(i)
Name	Year	Salary	Bonus	Other Annual Compensation (1)	All Other Compensation (2)

Donald Hosmer	2002	$156,125	$50,000	$ 2,110	$ $0
President	2001	$143,289	$50,000	$ 2,541	$ 4,000
	2000	$135,046	$10,000	$ 653	$ 2,400

Stephen Hosmer	2002	$132,492	$50,000	$ 1,418	$ 5,340
Exec. V.P. and	2001	$119,656	$50,000	$ 1,757	$ 3,500
CFO	2000	$112,539	$10,000	$ 630	$ 3,300

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

3.3	Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.2 of Royale Energy's Form 10-SB Registration Statement.

4.1	Certificate of Determination of the Series A Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 of Royale Energy's Form 10-SB Registration Statement.

4.2	Certificate of Determination of the Series AA Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of Royale Energy's Form 10-SB Registration Statement.

10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 of Royale Energy's Form 10-SB Registration Statement.

31.1	Rules 13a-14(a), 15d-14(a) Certification

31.2	Rules 13a-14(a), 15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(b)	Reports on Form 8-K

Royale Energy filed no Reports on Form 8-K during the last fiscal quarter of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

November 12, 2004	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Date: November 12, 2004	/s/ Stephen M. Hosmer
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

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	Common Stock		Preferred Stock Series AA			Treasury Stock
	Shares		Shares		Accumulated	Shares
	Outstanding	Amount	Outstanding	Amount	Deficit	Outstanding	Amount

Balance at
December 31, 2000	5,022,410	$16,646,480	56,780	$220,327	$ (9,220,776)	26,000	$ (127,306)

Conversion of Preferred
AA to common stock	3,594	25,000	(7,187)	(25,000)	-	-	-

Net income for the year	-	-	-	-	3,746,524	-	-

Balance at
December 31, 2001	5,026,004	16,671,480	49,593	195,327	(5,474,252)	26,000	(127,306)

Conversion of Preferred
A to common stock	3,594	17,101	-	-	-	-	-

Conversion of Preferred
AA to common stock	503	3,514	(1,012)	(3,514)	-	(6,000)	(29,400)

Net loss for the year	-	-	-	-	(137,036)	-	-

Balance at
December 31, 2002	5,030,101	$16,692,095	48,581	$ 191,813	$ 5,611,288	20,000	$ 97,906

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

Royale Energy enters into turnkey drilling agreements with investors to develop leasehold acreage acquired by Royale Energy. When Royale Energy authorizes a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who enter a signed contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, intangible drilling costs, and other costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is recorded by Royale Energy as revenue when drilling is completed. Drilling is generally completed within 7-14 days. If costs exceed revenues and Royale Energy participates as a working interest owner, Royale's proportional share of the excess is capitalized as the cost of Royale Energy's

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

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

The financial statements have been retroactively restated to reflect these dividends.

NOTE 11 - STOCK WARRANTS

Changes in Royale Energy's common stock warrants were as follows at December 31:

	2002	2001

Outstanding Warrants at Beginning of Period	265,138	230,555

15% Stock Dividend	39,771	34,583

Outstanding Warrants at End of Period	304,909	265,138

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

NOTE 13 - RELATED PARTY TRANSACTIONS (Continued)

Stock Compensation Plan (Continued)

A summary of the status of Royale Energy's stock option plan as of December 31, 2002 and 2001, and changes during the years ending on those dates is presented below:

	2002		2001
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Fixed Options
Outstanding at Beginning of Year	148,350	$ 1.44	129,000	$ 1.87
15% of Stock Dividends	18,802		19,350
Expired or Ineligible	(62,675)		-

Outstanding at End of Year	104,477		148,350

Options Exercisable at Year End	104,477		148,350

Weighted-average Fair Value of Options
Granted During the Year	-		-

The following table summarizes information about fixed stock options outstanding at December 31, 2002 and 2001:

		Weighted-			Weighted-
	Number	Average		Number	Average
	Outstanding at	Remaining	Weighted-	Outstanding at	Remaining
Range of	December 31,	Contractual	Average	December 31,	Contractual
Exercise Prices	2002	Life (Years)	Exercise Price	2001	Life (Years)

$ 2.27	-	-	$ 2.60	34,500	1
$ 1.44	104,477	2.2	$ 1.65	113,850	3.2

$1.44 to $2.27	104,477	2.2	$1.65 to $2.60	148,350	2.7

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2002 and 2001 and changes in such quantities during each of the years then ended, were as follows:

2002	2001

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Proved developed and undeveloped reserves:

Beginning of period	8,000	13,161,000	3,000	16,651,010
Revisions of previous estimates	(4,790)	(2,398,215)	(2,000)	(6,457,330)
Production	(7,617)	(1,585,578)	-	(1,366,109)
Extensions, discoveries and improved recovery	129,407	3,607,793	7,000	4,333,429

Proved reserves end of period	125,000	12,785,000	8,000	13,161,000

Proved developed reserves:

Beginning of period	8,000	11,245,000	3,000	12,672,000

End of period	50,000	9,719,000	8,000	11,245,000

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

