Form 10QSB
period 2004-09-30
ROYALE ENERGY INC
filed 2004-11-15
CIK 864839

As filed with the SEC on November 15, 2004 ______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of Small Business Issuer in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500
San Diego, CA 92108
(Address of principal executive offices)
Issuer's telephone number: 619-881-2800

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  [X]      No  [   ]

On September 30, 2004, a total of 7,865,331 shares of registrant's common stock were outstanding.

-ii-

PART I. FINANCIAL CONDITION

Item 1. Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$ 6,836,459	$ 4,877,618
Accounts receivable	5,049,374	5,143,491
Other current assets	937,083	1,329,508
Deferred tax asset	915,952	1,005,952
Inventory	146,603	128,223

Total Current Assets	13,885,471	12,484,792

Investments	6,946	281,946

Oil and Gas Properties at cost, (successful efforts
basis), Property, Equipment and Fixtures	25,928,048	22,903,766

TOTAL ASSETS:	$ 39,820,465	$ 35,670,504

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 6,725,334	$ 8,752,593
Deferred revenue from turnkey drilling	5,767,973	4,034,881
Total Current Liabilities	12,493,307	12,787,474

Long-Term Liabilities
Asset retirement obligation	312,014	195,712
Deferred income taxes	3,780,379	3,028,030
Long-term debt, net of current portion	5,867,756	4,390,000
Total Long-Term Liabilities	9,960,149	7,613,742

Total Liabilities	22,453,456	20,401,216

Redeemable Preferred Stock
Series A, convertible preferred stock, no par value, 259,250 shares authorized; 6,122 and 4,611 shares, respectively, issued and outstanding	11,589	11,172

Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares, issued and outstanding 7,865,331 and 5,626,585 shares, respectively	19,577,902	19,108,978
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 57,416 and 43,240 shares issued and outstanding, respectively	167,979	163,926
Accumulated (Deficit)	(2,309,316)	(4,693,393)

Total paid in capital and accumulated deficit	17,436,565	14,579,511
Less cost of treasury stock, 20,000 and 20,000 shares	(97,906)	(97,906)
Paid in capital, treasury stock	16,761	16,761
Dividend to be distributed	0	759,750

Total Stockholders' Equity	17,367,009	15,269,288

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:	$ 39,820,465	$ 35,670,504

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Sale of oil and gas	$ 2,382,625	$ 2,595,066	$ 8,462,874	$ 7,219,016
Turnkey drilling	3,140,414	3,487,372	8,192,651	7,466,448
Supervisory fees and other	301,990	245,410	1,075,181	679,700

Total Revenues	5,825,029	6,327,848	17,730,706	15,365,164

Costs and Expenses
General and administrative	1,054,390	892,186	3,040,927	2,499,528
Turnkey drilling and development	1,437,970	1,927,266	4,566,782	3,976,787
Lease operating	703,822	388,544	2,240,194	1,109,767
Lease impairment	0	163,926	0	869,991
Legal and accounting	274,298	64,045	572,790	476,094
Marketing	440,308	294,274	1,136,184	650,866
Depreciation, depletion and amortization	956,175	462,021	2,547,864	1,300,240

Total Costs and Expenses	4,866,963	4,192,262	14,104,741	10,883,273

Income from Operations	958,066	2,135,586	3,625,965	4,481,891

Other Expense
Interest expense	73,498	42,868	213,266	141,023

Income Before Income Tax Expense	884,568	2,092,718	3,412,699	4,340,868
Income Tax Provision	181,707	742,938	1,028,631	1,519,304

Net Income	$ 702,861	$ 1,349,780	$ 2,384,068	$ 2,821,564

Diluted Earnings Per Share	$ 0.10	$ 0.20	$ 0.34	$ 0.42

Basic Earnings Per Share	$ 0.10	$ 0.21	$ 0.34	$ 0.44

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,384,068	$ 2,821,564
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	2,547,864	1,300,240
Lease impairment	0	869,991
Decrease in:
Accounts receivable	94,117	1,572,314
Prepaid expenses and other assets	464,045	1,082,152
Increase (decrease) in:
Accounts payable and accrued expenses	(2,027,259)	83,041
Deferred revenues - DWI	1,733,092	(1,086,036)
Deferred Income Taxes	752,349	1,342,958

Net Cash Provided by Operating Activities	5,948,276	7,986,224

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties	(4,587,406)	(5,856,627)
Investments	275,000	0
Other capital expenditures	(989,201)	(882,115)

Net Cash Used by Investing Activities	(5,301,607)	(6,738,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,598,528	1,000,000
Stock purchased and canceled	(286,356)	(300,175)

Net Cash Provided by Financing Activities	1,312,172	699,825

Net increase (decrease) in cash and cash equivalents	1,958,841	1,947,307

Cash at beginning of year	4,877,618	2,229,944

Cash at end of period	$ 6,836,459	$ 4,177,251

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 211,633	$ 52,662

Cash paid for taxes	$ 601,523	$ 70,377

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

Note 2 - Earnings Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:

	Nine Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 2,384,068	6,930,460	$ 0.34
Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	176,912	(0.00)

Net income available to common stock	$ 2,384,068	7,107,372	$ 0.34

	Nine Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 2,821,564	6,415,411	$ 0.44
Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	320,163	(0.02)

Net income available to common stock	$ 2,821,564	6,735,574	$ 0.42

Note 3 - Oil and Gas Properties, Equipment and Fixtures
Oil and gas properties, equipment and fixtures consist of the following:

	September 30, 2004	December 31, 2003
Oil and Gas
Producing properties, including drilling costs	$ 22,816,122	$ 17,955,104
Undeveloped properties	2,354,189	3,377,875
Lease and well equipment	7,289,810	6,753,535
	32,460,121	28,086,514
Accumulated depletion, depreciation & amortization	(9,606,793)	(7,419,842)
	22,853,328	20,666,672
Commercial and Other
Real estate, including furniture and fixtures	$ 1,431,469	$ 1,406,469
Vehicles	255,523	138,571
Furniture and equipment	2,097,036	1,249,787
	3,784,028	2,794,827
Accumulated depreciation	(709,308)	(557,733)
	3,074,720	2,237,094

	$ 25,928,048	$ 22,903,766

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results Of Operations

For the first nine months of 2004, we achieved a net profit of $2,384,068, a $437,496, or 15.5%, decrease from the net profit of $2,821,564 achieved during the same period of 2003. We attribute this to several factors, including increased depletion rates, intensifying marketing efforts and the blowout of the Bowerbank Sam #2 well. Total revenue for the first nine months of 2004 was $17,730,706, an increase of $2,365,542, or 15.4%, from the total revenue of $15,365,164 received during the period in 2003. Our third quarter of 2004 net profit of $702,861, decreased $646,919 from third quarter 2003 net profit of $1,349,780. Our third quarter 2004 total revenues also decreased $502,819 from our third quarter 2003 total revenues.

Oil and gas revenue for the nine months ended September 30, 2004 was $8,462,874 compared to $7,219,016 for the same period in 2003, a $1,243,858, or 17.2%, increase. This higher revenue was mainly due to increases in both natural gas produced and sold during the period and the average price received. The net sales volume for natural gas for the period in 2004 was approximately 1,461,107 Mcf with an average price of $5.40 per Mcf, a 93,967, or 6.9%, increase from the net sales volume of 1,367,140 Mcf with an average price of $4.92 per Mcf sold during the period in 2003. The net sales volume for oil and condensate (natural gas liquids) production was 15,578 barrels with an average price of $36.20 per barrel for the nine months ended September 30, 2004, compared to 16,564 barrels at an average price of $28.30 per barrel for the same period in 2003, which represents a decrease in net sales volume of 986 barrels, or 6.0%. In the third quarter 2004, oil and gas revenue fell $212,441 from the same quarter in 2003. Third quarter natural gas production decreased by 131,766 Mcf but showed a $0.95 per Mcf increase in price. For the third quarter in 2004, oil and condensate production fell 1,653 barrels over the same quarter last year, but prices rose $16.68 per barrel.

During the second quarter of 2004, we suffered a blowout of our Bowerbank Sam #2 well during recompletion operations. This is the first blowout to occur on a well operated by us in more than 18 years of operation. Mainly because of the blowout, oil and gas lease operating expenses increased by $1,130,427, or 101.9%, to $2,240,194 for the nine months ended September 30, 2004, from $1,109,767 for the same period in 2003. For the third quarter, lease operating expenses increased $315,278 over last year. There were also increases caused by the plugging and abandoning of non-producing wells as well as an increase in workover costs during the period in 2004 when compared to the period in 2003.

Turnkey drilling revenue for the nine months ended September 30, 2004 was $8,192,651, which was offset by drilling and development costs of $4,566,782. For the same period in 2003, turnkey drilling revenue was $7,466,448, while drilling and development cost was $3,976,787. This represents an increase in revenue of $726,203, or 9.7%, and an increase in costs of $589,995, or 14.8%. The increase in turnkey drilling revenues was mainly due to an increase in direct working interest sales during the period in 2004 when compared to the period in 2003. The increase in drilling and development costs was due to the drilling of two exploratory dry holes during the period in 2004 and increase in drilling and completion costs of wells drilled during the period in 2004 when compared to the period in 2003. Third quarter turnkey drilling revenue decreased $346,958 over the prior year's quarter while costs also fell $489,296, due to a decrease in the number of wells drilled during the quarter in 2004 when compared to 2003.

The aggregate of supervisory fees and other income was $1,075,181 for the nine months ended September 30, 2004, an increase of $395,481 (58.2%) from $679,700 during the same period in 2003. For the quarter, supervisory fees and other income rose $56,580 compared to 2003. These increases were mainly due to an increase in cost recovery received for new facilities constructed and placed into service during the period in 2004, combined with a loss on sale of some of our oil and gas assets during the first quarter in 2003. No oil and gas assets were sold during the period in 2004.

Depreciation, depletion and amortization expense increased to $2,547,864 from $1,300,240, an increase of $1,247,624 (96.0%) for the nine months ended September 30, 2004, as compared to the same period in 2003. During the third quarter these expenses increased $494,154 over last year. This increase was mainly due to an increase in the depletion rate because of higher rates of production when compared to total reserves and in the number of oil and gas assets that we own.

General and administrative expenses increased by $541,399, or 21.7%, from $2,499,528 for the nine months ended September 30, 2003 to $3,040,927 for the same period in 2004. Third quarter 2004 expenses were $162,204 higher than in 2003. We can attribute this to increased employee salaries and related expenses, taxes and insurance, due to increased staffing. There were also increases in rents and related costs due to the opening of two new field offices and expansion in our home office space. Legal and accounting expense increased to $572,790 for the period, compared to $476,094 for nine months of 2003, a $96,696 (20.3%) increase. For the quarter, legal and accounting expenses rose $210,253 over the previous year. These increases were due to higher audit and legal fees during the periods in 2004. Marketing expense for the nine months ended September 30, 2004, increased $485,318, or 74.6%, to $1,136,184, compared to $650,866 for the same period in 2003. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

We periodically review proved and unproved properties for impairment and charge impairments of value to expense. As a result of this assessment, $869,991 was recorded as lease impairment in the nine months of 2003 while no impairment was recorded during the period in 2004. Third quarter 2003 showed a $163,926 charge with zero in the same interval of 2004.

During the year 2003, we utilized our remaining net operating loss carry-forwards for income tax purposes, and we began to accrue charges for current and deferred income tax expense. As a result, we incurred $1,028,631 in income tax expenses in the first nine months of 2004, compared to $1,519,304 in the same period in 2003, a 32.3% decrease. Third quarter income tax expense decreased $561,231 over the prior year, due to the decrease in net income during the quarter and nine month period in 2004. For the periods in 2003 and 2004, this represents an effective tax rate of approximately 33.5%, which is effectively the same rate applied to all of the 2003 operations. The use of percentage depletion created from the current operations, and from utilization of unused percentage depletion carryforwards, results in an effective tax rate less than the normal federal rate of 35% plus the relevant state rates (mostly California, 9.3%).

During the period in 2004, we increased long term debt under our commercial bank credit line, and interest expense increased to $213,266 for the nine months ended September 30, 2004, from $141,023 for the same period in 2003, a $72,243, or 51.2% increase. Interest expense also rose $30,630 from the third quarter 2003 to the same quarter 2004.

Capital Resources and Liquidity

At September 30, 2004, we had current assets totaling $13,885,471 and current liabilities totaling $12,493,307, a $1,392,164 working capital surplus, exclusive of unused credit. We had cash and cash equivalents at September 30, 2004 of $6,836,459 compared to $4,877,618 at December 31, 2003. During the nine months ended September 30, 2004, we drew approximately $1,540,000 from our credit line in order to purchase new oil and gas assets. We expect to generate sufficient cash from operations during the remainder of 2004 to fund operating and capital expenditure requirements. Unused available credit from our bank totaled approximately $1,230,000 at September 30, 2004.

Operating Activities. For nine months ended September 30, 2004 cash provided by operating activities totaled $5,948,276 compared to $7,986,224 provided by operating activities for the same period in 2003, a 25.5% decrease, mainly due to payments made to reduce our accounts payable.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $5,301,607 for the first nine months of 2004, compared to $6,738,742 used by investing activities for the same period in 2003. This decrease in cash used was primarily due to fewer wells drilled during the period in 2004.

Financing Activities. For the nine months ended September 30, 2004 cash provided by financing activities was $1,312,172 compared to $699,825 provided by financing activities for the same period in 2003. This difference in cash provided was primarily due to the increase in the use of our bank credit line during the period in 2004 to purchase the field assets in California.

Item 3. Disclosure Controls and Procedures

The company's management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company's disclosure controls and procedures were effective as of the end of the period covered by this report.  There has been no change in the company's internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On August 2, 2004, Royale Energy held its annual meeting of shareholders. At the meeting, all directors were reelected to one year terms. The shareholders cast the following votes:

	Affirmative Votes	Percent of Voted Shares
Election of Directors
Harry E. Hosmer	5,443,295	97.36%
Donald H. Hosmer	5,443,295	97.36%
Stephen M. Hosmer	5,443,295	97.36%
Oscar A. Hildebrandt	5,462,066	97.69%
Gilbert C.L. Kemp	5,471,668	97.87%
Rodney Nahama	5,473,062	97.89%
George Watters	5,471,668	97.87%

Item 6. Exhibits and Reports on Form 8-K

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	18 U.S.C. Section 1350 Certification
32.2	18 U.S.C. Section 1350 Certification

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: November 11, 2004	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Date: November 11, 2004	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer

