Form 10KSB/A
period 2003-12-31
ROYALE ENERGY INC
filed 2004-11-16
CIK 864839

As filed with the SEC on November 15, 2004

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Exhibit Index appears on page 27.

TABLE OF CONTENTS

Part I		1
Item 1.	Description of Business	1
	Plan of Business	2
	Competition, Markets and Regulation	5
Item 2.	Description of Property	6
	Northern California	7
	Developed and Undeveloped Leasehold Acreage	7
	Drilling Activities	7
	Production	8
	Net Proved Oil and Natural Gas Reserves	9
	Future Development Costs	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	11

Part II		11
Item 5.	Market Price for Common Equity and Related Stockholder Matters	11
	Dividends	12
	No Recent Sales of Unregistered Securities	12
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
	Critical Accounting Policies	12
	Results of Operations for the Twelve Months Ended December 31, 2003, as Compared to the Twelve Months Ended December 31, 2002	14
	Capital Resources and Liquidity	17
Item 7.	Financial Statements	19
Item 8A	Disclosure Controls and Procedures	19

Part III		20
Item 9.	Directors and Executive Officers of the Registrant	20
	Compliance with Section 16(a) of the Exchange Act	22
Item 10.	Executive Compensation	22
	No Stock Options Were Granted in 2003	23
	Aggregated 2003 Option Exercises and Year-End Values	24
	Compensation of Directors	24
Item 11.	Security Ownership of Certain Beneficial Owners and Management	23
	Common Stock	24
	Preferred Stock	26
Item 12.	Certain Relationships and Related Transactions	26
Item 13.	Exhibits and Reports on Form 8-K	27
Item 14	Principal Accountant Fees and Services	28
Signatures	29
Financial Statements	F-1
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

Gross Wells(b)	Net Wells(e)

r	Type of Well(a)	Producing	Dry(d)	Producing(c)	Dry(d)
2001	Exploratory	3	2	1.4311	.6682
	Developmental	5	1	1.8565	.6082

2002	Exploratory	5	3	1.5663	2.2042
	Developmental	8	-	3.1663	-

2003	Exploratory	2	1	1.0502	.4061
	Developmental	13	1	4.6311	.4750

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

-8-

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

	2003		2002
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Proved reserves end of period:
Projected first year sales volumes	26,000	2,524,000	29,000	2,169,000
Projected sales volumes for remaining years	132,000	9,326,000	95,000	10,617,000
Total proved reserves	158,000	11,850,000	124,000	12,786,000

Proved developed reserves
Beginning of period	50,000	9,719,000	8,000	11,245,000

End of period
Projected first year sales volumes	21,144	1,546,539	11,000	1,593,000
Projected sales volumes for remaining years	115,856	7,843,461	39,000	8,126,000
Total proved developed reserves	137,000	9,390,000	50,000	9,719,000

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

2003	$2,307,108
2002	$1,155,391
2001	$1,196,700

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

Results of Operations for the Twelve Months Ended December 31, 2003, as Compared to the Twelve Months Ended December 31, 2002

For the year ended December 31, 2003, we had a net profit of $4,400,920, a $4,537,956 increase compared to the net loss of $137,036 achieved during the year in 2002. Total revenues for the year in 2003 were $23,265,137, an increase of $10,825,249 or 87.0% from the total revenues of $12,439,888 in 2002. We attribute this increase in revenues to an increase in oil and gas sales resulting from increased production and higher natural gas prices received during the year in 2003 when compared to 2002. For the year in 2003, revenues from oil and gas production increased by 105.3% from $4,930,278 to $10,120,148 , as natural gas prices in California increased, compared to the prices received in 2002. The net sales volume for the year ended December 31, 2003, was 1,944,779 Mcf with an average price of $4.86 per Mcf, versus 1,602,780 Mcf with an average price of $2.95 per Mcf for 2002, which represents an increase in net sales volume of 342,000 Mcf or 21.3%. The net sales volume for oil and condensate (natural gas liquids) production was 23,411 barrels with an average price of $28.00 per barrel for the period ended December 31, 2003, compared to 8,085 barrels at an average price of $22.84 per barrel for the same period in 2002, which represents an increase in net sales volume of 15,326 barrels or 189.6%

Oil and gas lease operating expenses increased by 18.2% or $263,489, to $1,714,382 for the year ended December 31, 2003, from $1,450,893 for the same period in 2002, primarily due to an increase in the number of wells placed into production during 2003 when compared to 2002, due to successful wells being drilled. In addition, there was an increase in the number of existing wells which required workovers to be performed in 2003 when compared to 2002. When measuring lease operating costs on a production or lifting cost basis, in 2003, the $1,714,382 equates to a $0.79 per mcfe lifting cost versus a $0.86 per mcfe lifting cost in 2002, an 8.1% decrease. We were able to reduce lifting costs in 2003 by hiring employees to conduct our lease operations instead of contracting with third party lease operators. For 2003, our gross margin, or profit, on oil and gas production (excluding drilling and development costs) was 83.1%, compared to 70.6% in 2002.

We measure our profitability on each segment of our operations in terms of "gross margin," which we define as gross income (net sales minus costs of sale) divided the net sales, expressed as a percentage. For 2003, our gross margin, or profit, on oil and gas production (excluding drilling and development costs) rose to 83.1%, compared to 70.6% in 2002.

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

Occasionally we borrow from banks, using our oil and gas properties as security. In 2003, we drew $890,000 from our credit line to meet our drilling schedule. We also borrow for the purpose of acquiring oil and gas properties, seismic data and leases. We have repaid such borrowings from operating income. Unused available credit from our bank totaled approximately $585,000 at December 31, 2003, and was raised to $7,500,000 in early 2004.

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

* Member of the audit committee
+ Member of the compensation committee

A majority of the members of the board of directors may be considered independent directors under Nasdaq rules (including Messrs. Hildebrandt, Nahama, Kemp and Watters). The board of directors has determined that Oscar A. Hildebrandt is an "audit committee financial expert" as defined in Item 401 of Securities and Exchange Commission Regulation S-B.

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

		Annual Compensation			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(i)
	Year	Salary	Bonus	Other Annual Compensation	All Other Compensation
Donald Hosmer	2003	$173,113	$150,000	$ 0	$ 579
President	2002	$156,125	$ 50,000	$ 2,110	$ 0
	2001	$143,289	$ 50,000	$ 2,541	$ 4,000

Stephen Hosmer	2003	$158,309	$150,000	$ 0	$ 5,340
Exec. V.P.	2002	$132,492	$ 50,000	$ 1,418	$ 5,340
& CFO	2001	$119,656	$ 50,000	$ 1,757	$ 3,500

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

-27-

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
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer (Chief Accounting Officer)

ROYALE ENERGY, INC.
INDEX TO FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Index to Financial Statements	F-1

Report of Brown Armstrong Paulden McCown Starbuck & Keeter, Independent Auditors	F-2

Balance Sheets at December 31, 2003 and 2002	F-3

Statements of Income for the Years Ended December 31, 2003 and 2002	F-4

Statements of Stockholders' Equity for the Years Ended December 31, 2003 and 2002	F-5

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002	F-8

Notes to the Financial Statements	F-9

Supplemental Information About Oil and Gas Producing Activities (Unaudited)	F-27

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

The accompanying notes are an integral part of these financial statements.
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

The accompanying notes are an integral part of these financial statements.

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

The accompanying notes are an integral part of these financial statements.
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

The accompanying notes are an integral part of these financial statements.
F-6

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Treasury Stock
	Shares		Paid in Capital	Dividend to be
	Outstanding	Amount	Treasury Stock	Distributed	Total

Balance at January 1, 2002	26,000	$ (127,306)	$ -		$ 11,267,169

15% Stock Dividend	-	-	-	-	27,198

Conversion of Preferred A
to Common Stock	-	-	-	-	-

Conversion of Preferred AA
to Common Stock	-	-	-	-	-

Stock Awards Granted from Treasury	(6,000)	29,400	16,761	-	46,161

Net Income (Loss) for the Year	-	-	-	-	(137,036)

Balance at December 31, 2002	20,000	(97,906)	16,761	-	11,203,492

15% Stock Dividend	-	-	-	759,750	14,070

Conversion of Preferred A
to Common Stock	-	-	-	-	(1,335)

Conversion of Preferred AA
to Common Stock	-	-	-	-	(12,735)

Stock Awards Granted from Treasury	-	-	-	-	-

Stock Options Repurchase	-	-	-	-	(335,124)

Net Income (Loss) for the Year	-	-	-	-	4,400,920

Balance at December 31, 2003	20,000	$ (97,906)	$ 16,761	$ 759,750	$ 15,269,288

The accompanying notes are an integral part of these financial statements.
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

The accompanying notes are an integral part of these financial statements.
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

Royale Energy enters into turnkey drilling agreements with investors to develop leasehold acreage it has acquired. When Royale Energy sponsors a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who enter into a signed contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, and other costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is held and recorded by Royale Energy as revenue when drilling is completed. Drilling is generally completed within 7-14 days. If costs exceed revenues and Royale Energy participates as a working interest owner, Royale's proportional share of the excess is capitalized as the cost of Royale Energy's working interest. If Royale Energy is unable to drill the wells, and a suitable replacement well is not found, the deferred funds received would be returned to the investors. Included in cash and cash equivalents are amounts for use in the completion of Turnkey drilling programs in progress.

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

NOTE 3 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31,:

	2003	2002
Oil and Gas

Producing properties, including intangible drilling costs	$ 17,955,104	$ 12,072,748
Undeveloped properties	3,377,875	2,457,642
Lease and well equipment	6,753,535	5,481,318

	28,086,514	20,011,708
Accumulated depletion, depreciation and amortization	(7,419,842)	(5,218,769)

	20,666,672	14,792,939

F-15

	2003	2002
Commercial and Other

Real estate, including furniture and fixtures	1,406,469	-
Vehicles	138,571	-
Furniture and equipment	1,249,787	825,133
Accumulated depreciation	(557,733)	(441,437)

	2,237,094	383,696

	$ 22,903,766	$ 15,176,635

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

	2003	2002

Acquisition	$ 3,058,667	$ 824,537
Development	$ 4,396,398	$ 2,484,994
Exploration	$ 3,053,823	$ 4,359,792

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

The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Principles (see Note 1).

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for 2003 and 2002:

Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
Year Ended December 31, 2003
Revenues from External Customers	$ 10,120,148	$ 11,966,860	$ 22,087,008

Supervisory Fees	$ 1,134,116	$ -	$ 1,134,116

Interest Revenue	$ 44,013	$ -	$ 44,013

Interest Expense	$ 97,499	$ 97,498	$ 194,997

Expenditures for Segment Assets	$ 4,801,248	$ 8,320,753	$ 13,122,001

Depreciation, Depletion, and Amortization	$ 2,306,200	$ 112,722	$ 2,418,922

Lease Impairment	$ 434,996	$ 434,995	$ 869,991

Income Tax	$ 1,108,503	$ 1,108,502	$ 2,217,005

Cumulative Effect of Accounting Change	$ (20,651)	$ (20,650)	$ (41,301)

Total Assets	$ 35,670,504	$ -	$ 35,670,504

Net Income	$ 2,529,180	$ 1,871,740	$ 4,400,920

Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
Year Ended December 31, 2002
Revenues from External Customers	$ 4,930,278	$ 6,890,431	$ 11,820,709

Supervisory Fees	$ 583,637	$ -	$ 583,637

Interest Revenue	$ 35,543	$ -	$ 35,543

Interest Expense	$ 52,703	$ 52,702	$ 105,405

Expenditures for Segment Assets	$ 3,769,970	$ 6,466,791	$ 10,236,761

Depreciation, Depletion, and Amortization	$ 1,615,130	$ 78,897	$ 1,694,027

Lease Impairment	$ 298,111	$ 298,111	$ 596,222

Income Tax (Benefit)	$ (27,745)	$ (27,746)	$ (55,491)

Total Assets	$ 23,300,727	$ -	$ 23,300,727

Net Income (Loss)	$ (158,711)	$ 21,675	$ (137,036)

NOTE 6 - LONG-TERM DEBT

	2003	2002
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

Maturities of long-term debt for years subsequent to December 31, 2003 are as follows:
Year Ended
December 31,

2003	$ 4,390,000

As of December 31, 2003, the unused portion of the line of credit available to the Company was $585,000.

NOTE 7 - INCOME TAXES

The components of the net deferred liabilities were as follows:

	2003	2002
Deferred Tax Assets:
Net Operating Losses	$ -	$ -
Statutory Depletion	984,595	342,000
Capital Losses	21,357	-

	1,005,952	342,000
Less Allowance	-	(342,000)

	1,005,952	-

Deferred Tax Liabilities:
Oil and Gas Properties and Fixed Assets	3,028,030	-

	$ 2,022,078	$ -

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

NOTE 8 - REDEEMABLE PREFERRED STOCK

In 1993, Royale Energy's Board of Directors authorized the issuance of 259,250 shares of Series A Convertible Preferred Stock which were sold through a private placement offering. The Series A Convertible Preferred Stock was offered in units. Each unit consisted of 25,000 shares of Series A Convertible Preferred Stock and a 0.1% interest in the distributions of the Royale Energy Income Trust, to be formed. Royale Energy had the right to sell fractional units. The Series A Convertible Preferred Stock has a stated value of $4 per share and provides shareholders with a one time 10% cash dividend payable thirty days after the expiration of one year from the date of purchase. The cash dividend has been paid on all outstanding shares at December 31, 1994. The Board authorized a 15% stock dividend to shareholders of record on May 31, 2002 and increased the number of Series A Preferred shares by 1,475. In addition, on May 1, 2003, the Board authorized a 15% stock dividend to shareholders of record on that date payable in equal monthly installments beginning with the quarter ending June 30, 2003. This dividend increased the number of Series A Preferred shares by 385 for the period ending December 31, 2003 and has been retroactively restated to reflect the 3rd quarterly stock dividend paid in January 2004.

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

NOTE 9 - SERIES AA PREFERRED STOCK

In April 1992, Royale Energy's Board of Directors authorized the sale of Series AA Convertible Preferred Stock. Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to Series A Convertible Preferred Stockholders. The Series AA Convertible Preferred Stock does not have the right of redemption at the shareholders' option. As of December 31, 2003 and 2002, there were 43,240 and 48,581 shares issued and outstanding. The Board authorized a 15% stock dividend to shareholders of record on May 31, 2002 and increased the number of Series AA Preferred shares by 6,466. In addition, on May 1, 2003, the Board authorized a 15% stock dividend to shareholders of record on that date payable in equal monthly installments beginning with the quarter ending June 30, 2003. This dividend increased the number of Series AA Preferred shares by 3,701 for the period ending December 31, 2003 and has been retroactively restated to reflect the 3rd quarterly stock dividend paid in January 2004.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2003 and 2002 and changes in such quantities during each of the years then ended, were as follows:

	2003		2002
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Proved developed and undeveloped reserves:

Beginning of period	125,000	12,785,000	8,000	13,161,000
Revisions of previous estimates	9,614	(2,384,534)	(4,790)	(2,398,215)
Production	(22,160)	(1,915,784)	(7,617)	(1,585,578)
Extensions, discoveries and improved recovery	45,546	3,365,318	129,407	3,607,793
Purchase of minerals in place			-	-

Proved reserves end of period	158,000	11,850,000	125,000	12,785,000

F-27

	2003		2002
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF

Proved developed reserves:

Beginning of period	50,000	9,719,000	8,000	11,245,000

End of period	137,000	9,390,000	50,000	9,719,000

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

