Form 10-K
period 2004-12-31
ROYALE ENERGY INC
filed 2005-04-15
CIK 864839

As filed with the SEC on April 15, 2005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of Small Business Issuer in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500
San Diego, CA 92108
(Address of principal executive offices)
Issuer's telephone number: 619-881-2800

Securities registered pursuant to Section 12(b) of the Act:
None

Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State issuer's revenues for its most recent fiscal year: $25,944,356.

At December 31, 2004, there were 4,815,962 outstanding shares of registrant's Common Stock held by non-affiliates, with an aggregate market value of approximately $34,674,926 based on the closing Nasdaq price on that date.

At December 31, 2004, a total of 7,839,223 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Exhibit Index appears on page 27.

TABLE OF CONTENTS

Part I		1
Item 1.	Description of Business	1
	Plan of Business	2
	Competition, Markets and Regulation	4
Item 2.	Description of Property	5
	Northern California	5
	Developed and Undeveloped Leasehold Acreage	6
	Drilling Activities	6
	Production	7
	Net Proved Oil and Natural Gas Reserves	7

Part II		8
Item 5.	Market Price of Royale Energy's Common Stock and Related Stockholder Matters	8
	Dividends	8
	No Recent Sales of Equity Securities	8
Item 6	Selected Financial Data	9
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
	Critical Accounting Policies	9
	Results of Operations for the Twelve Months Ended December 31, 2004, as Compared to the Twelve Months Ended December 31, 2003	11
	Results of Operations for the Twelve Months Ended December 31, 2003, as Compared to the Twelve Months Ended December 31, 2002	14
	Capital Resources and Liquidity	17
Item 7A	Qualitative and Quantitative Disclosures About Market Risk	18
Item 8.	Financial Statements	19
Item 9A	Disclosure Controls and Procedures	19

Part III		20
Item 10.	Directors and Executive Officers of the Registrant	20
	Compliance with Section 16(a) of the Exchange Act	22
Item 11.	Executive Compensation	22
	No Stock Options Were Granted in 2004	23
	Aggregate 2004 Option Exercises and Year-End Values	23
	Performance Graph	24
	Compensation of Directors	24
Item 12.	Security Ownership of Certain Beneficial Owners and Management	24
	Common Stock	24
	Preferred Stock	25
Item 12.	Certain Relationships and Related Transactions	26
Item 13.	Exhibits	27
Item 14	Principal Accountant Fees and Services	27
Signatures		28
Financial Statements		F-1

Ii

ROYALE ENERGY, INC.

PART I
Item 1 Description of Business

Royale Energy, Inc. ("Royale Energy"), is an independent oil and natural gas producer. Royale Energy's principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale Energy. Royale Energy was incorporated in California in 1986 and began operations in 1988. Royale Energy's Common Stock is traded on the Nasdaq National Market System (symbol ROYL). On March 1, 2005, Royale Energy had 30 full time employees.

Royale Energy owns wells and leases located mainly in the Sacramento Basin and San Joaquin Basin in California as well as in Utah, Texas and Louisiana. Royale Energy usually sells a portion of the working interest in each lease that it acquires to third party investors and retains a portion of the prospect for its own account. Selling part of the working interest to others allows Royale Energy to reduce its drilling risk by owning a diversified inventory of properties with less of its own funds invested in each drilling prospect, than if Royale Energy owned the whole working interest and paid all drilling and development costs of each prospect itself. Royale Energy generally sells working interests in its prospects to accredited investors in exempt securities offerings. The prospects are bundled into multi-well investments, which permits the third party investors to diversify their investments by investing in several wells at once instead of investing in single well prospects.

During its fiscal year ended December 31, 2004, Royale Energy continued to explore and develop natural gas properties in northern California. We also own proved developed producing reserves of oil and natural gas in Texas and Louisiana. Royale Energy drilled 14 wells in 2004, 7 of which are currently commercially productive wells. Two wells are waiting on completion. Royale Energy's estimated total reserves increased from approximately 13.4 Bcfe (billion cubic feet equivalent) at December 31, 2003 to approximately 15.8 Bcfe at December 31, 2004. According to the reserve report furnished to Royale Energy by WZI, Inc., Royale Energy's independent petroleum engineers, the net present value of its proved developed and undeveloped reserves was more than $46.7 million at December 31, 2004, based on natural gas prices ranging from $5.38 per Mcf to $6.57 per Mcf. Of course, net present value does not represent the fair market value of our reserves on that date, and we cannot be sure what return we will eventually receive on our reserves. The engineer determined our standard measure of discounted future net cash flows at December 31, 2004, to be $34,281,118.

Royale Energy reported gross revenues in connection with the drilling of wells on a "turnkey contract" basis, or sales of fractional interests in undeveloped wells, in the amount of $13,269,996 for the year ended December 31, 2004, which represents 51.1% of its total revenues for the year. In 2003, Royale Energy reported $11,966,860 gross revenues from turnkey drilling operations for the year, representing 51.4% of Royale Energy's total revenues for that year.

These amounts are offset by drilling expenses and development costs of $8,150,338 in 2004, and $5,855,661 in 2003. In addition to Royale Energy's own engineering staff, Royale Energy hires independent contractors to drill, test, complete and equip the wells that it drills.

Approximately 42.0% of Royale Energy's total revenue for the year ended December 31, 2004 came from sales of oil and natural gas from production of its wells in the amount of $10,892,574. In 2003, this amount was $10,120,148, which represented 43.5% of Royale Energy's total revenues.

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

When Royale Energy authorizes a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who execute a contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, geological and geophysical costs, and other costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is held and reported by Royale Energy as deferred revenue until the well is spudded (begun). Drilling is generally completed within 7 - 14 days. See Note 1 to Royale Energy's Financial Statements, at page F-11. Royale Energy maintains internal records of the expenditure of each investor's funds for drilling projects.

Royale Energy generally operates the wells it completes. As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements. For the year ended December 31, 2004, Royale Energy earned gross revenues from operation of the wells in the amount of $487,406, representing 1.8% of its total revenues on a consolidated basis for that year. In 2003, the amount was $433,653, which represented about 1.9% of total revenues. As of December 31, 2004, Royale Energy holds working interests in 66 gas wells and one oil well in California, with locations ranging from Tehama County in the north to Kern County in the south. We also own working interests in 2 producing wells in offshore Louisiana and 12 producing wells in Texas. We also hold a minority interest in one producing gas well in Oklahoma.

Royale Energy currently sells all of its California natural gas production through PG&E pipelines to independent customers on a monthly contract basis. Generally we sell an entire month's production to the highest bidder. Because many users are willing to make such purchase arrangements, the loss of any one customer would not affect our overall sales operations.

All oil and natural gas properties are depleting assets in which production naturally decreases over time as the finite amount of existing reserves are produced and sold. It is Royale Energy's business as an oil and natural gas exploration and production company to continually search for new development properties. The company's success will ultimately depend on its ability to continue locating and developing new oil and natural gas resources.

Natural gas demand and the prices paid for gas are seasonal. In recent years, natural gas demand and prices in Northern California have decreased during the fall and winter and risen in the spring and summer, reflecting increased electricity consumption.

Royale Energy had no subsidiaries in 2004.

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

Regulation

Federal and state laws and regulations affect, to some degree, the production, transportation, and sale of oil and natural gas from Royale Energy's operations. States in which Royale Energy operates have statutory provisions regulating the production and sale of oil and natural gas, including provisions regarding deliverability. These statutes, along with the regulations interpreting the statutes, generally are intended to prevent waste of oil and natural gas, and to protect correlative rights to produce oil and natural gas by assigning allowable rates of production to each well or proration unit.

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

Royale Energy files quarterly, yearly and other reports with the Securities Exchange Commission. You may obtain a copy of any materials filed by Royale Energy with the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549 or by calling 1-800-SEC-0300. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Royale Energy also provides access to its SEC reports and other public announcements on its website, http://www.royl.com.

Item 2 Description of Property

Since 1993, Royale Energy has concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern and Central California. In 2004, Royale Energy drilled nine wells in northern and central California, five of which were commercially productive wells. Four are currently producing and one well is waiting on pipeline to be completed. Royale Energy also participated in drilling five wells in Texas, four of which were commercially productive. Three are currently producing and one is waiting on completion.

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

Royale Energy maintains a revolving credit agreement with Guaranty Bank, FSB. Under the terms of the agreement, from time to time, Royale Energy may borrow, repay, and reborrow money from Guaranty Bank with a total credit line of $15,000,000. The maximum allowable amount of each credit request is governed by a formula in the agreement. The maximum allowable amount at December 31, 2004, was $5,472,500. At December 31, 2004, Royale Energy owed $5,472,500 under this credit line. Royale uses advances under this credit line to finance lease acquisition operations and for temporary working capital. Following is a discussion of Royale Energy's significant oil and natural gas properties. Reserves at December 31, 2004, for each property discussed below, have been determined by WZI, Inc., registered professional petroleum engineers, in accordance with its report submitted to Royale Energy on February 10, 2005 (the most recent report available).

Northern California

Royale Energy owns lease interests in 15 gas fields with locations ranging from Tehama County in the north to Kern County in the south, in the Sacramento and San Joaquin Basins in northern California. At December 31, 2004, Royale Energy operated 68 wells in Northern and Central California, and its estimated total proved developed and undeveloped reserves in Northern and Central California were approximately 8.1 Bcfe, according to Royale Energy's independently prepared reserve report.

Developed and Undeveloped Leasehold Acreage

As of December 31, 2004, Royale Energy owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	16,844.58	9,803.43	14,934.08	11,534.47
All Other States	8,558.99	4,881.10	24,148.94	14,009.69
Total	25,403.57	14,684.53	39,083.02	25,544.16

Drilling Activities

The following table sets forth Royale Energy's drilling activities during the years ended December 31, 2002, 2003 and 2004. All wells are located in the Continental U.S., in California, Texas, Louisiana and Utah.

Year	Type of Well(a)		Gross Wells(b)		Net Wells(e)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)

2002	Exploratory	8	5	3	1.5663	2.2042
	Developmental	8	8	-	3.1663	-

2003	Exploratory	3	2	1	1.0502	.4061
	Developmental	14	13	1	4.6311	.4750

2004	Exploratory	10	6	4	1.6408	1.9175
	Developmental	4	3	1	0.8390	0.0371

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

As of December 31, 2004, Royale Energy operated 66 producing natural gas wells and one producing oil well maintaining approximately 50% interest. One well was currently drilling and two wells were waiting on pipeline. Royale also maintained approximately 36% interest in 14 additional wells, which are outside operated.

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

	2004	2003	2002
Net volume
Oil (Bbl)	20,017	23,411	8,085
Gas (Mcf)	1,870,250	1,944,779	1,602,780
Mcfe	2,070,420	2,178,889	1,683,630

Average sales price
Oil (Bbl)	$ 36.66	$ 28.00	$ 22.84
Gas (Mcf)	$ 5.43	$ 4.86	$ 2.95

Net production costs and taxes	$2,817,448	$1,714,382	$ 1,450,893

Lifting costs (per Mcfe)	$ 1.36	$ 0.79	$ 0.86

Net Proved Oil and Natural Gas Reserves

As of December 31, 2004, Royale Energy had proved developed reserves of 8,135 MMcf and total proved reserves of 12,624 MMcf of natural gas on all of the properties Royale Energy leases. For the same period, Royale Energy also had proved developed oil reserves of 146 Mbbl and total proved oil reserves of 317 Mbbl.

Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data.

Item 3 Legal Proceedings

None

PART II

Item 5 Market for Common Equity and Related Stockholder Matters

Since 1997 Royale Energy's Common Stock has been traded on the Nasdaq National Market System under the symbol "ROYL." As of December 31, 2004, 7,839,223 shares of Royale Energy's Common Stock were held by approximately 3,099 shareholders. The following table reflects high and low quarterly closing sales prices from January 2002 through December 2004. Share prices in this table have been adjusted to give effect to the issuance of stock dividends in 2002, 2003 and 2004, and a stock split in 2004, as described in the next subsection, Dividends.

	1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
	High	Low	High	Low	High	Low	High	Low
2004	10.13	7.14	13.06	9.71	11.90	6.81	9.36	7.02
2003	4.12	3.10	5.44	3.04	5.29	4.40	9.50	4.75
2002	6.90	2.96	7.05	2.77	3.87	2.57	4.03	2.45

Dividends

In March 2004, the board of directors declared a 28% stock split, which was distributed to shareholders on June 30, 2004. In March 2003, Royale Energy's board of directors declared stock dividends of 3.75% payable to shareholders of record on each of the last days June, September and December 2003 and March 2004. Primarily as a result of these dividends, the number of shares of our outstanding common stock has increased from 5,030,101 shares on December 31, 2002, to 5,621,829 shares on December 31, 2003 and to 7,839,223 shares on December 31, 2004 (not including shares that may be issued on the exercise of options and warrants and on the conversion of preferred stock).

No Recent Sales of Unregistered Securities

We sold no shares of equity securities in fiscal 2004. We did issue stock to our existing shareholders pursuant to a stock split and stock dividend as described in the preceding paragraph.

Item 6 Selected Financial Data

	(In thousands, except earnings per share data) As of December 31,
	2004	2003	2002	2001	2000
Income Statement Data:					(Restated)
Revenues	$25,944	$23,265	$12,440	$15,858	$11,687
Operating income (loss)	3,772	6,854	(87)	4,172	3,257
Net income (loss)	2,193	4,401	(137)	3,757	2,751
Basic earnings per share	0.32	0.71	(0.02)	0.72	0.53

Balance Sheet Data:
Oil & gas properties, equipment & fixtures	$26,137	$22,904	$15,177	$12,226	$11,719
Total assets	42,549	35,671	23,301	19,578	20,778
Long term obligations	10,382	7,614	3,500	2,000	4,952
Total stockholders' equity	17,189	15,269	11,203	11,294	7,518

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Royale Energy's Financial Statements and Notes thereto and other financial information relating to Royale Energy included elsewhere in this document.

For the past eleven years, Royale Energy has primarily acquired and developed producing and non-producing natural gas properties in Northern California. The most significant factors affecting the results of operations are (i) changes in the sales price of natural gas, (ii) recording of turnkey drilling revenues and the associated drilling expense, and (iii) the change in natural gas reserves owned by Royale Energy.

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

Revenue Recognition

Royale Energy derives DWI revenue from sales of working interests to high net worth individuals. The DWI revenue is divided into payments for pre-drilling costs and for drilling costs. DWI investments are non-refundable. Royale Energy recognizes the pre-drilling revenue portion when the investor deposits money with Royale Energy. The company holds the remaining investment in trust as deferred revenue until the well is spudded (begun). Occasionally, spudding is delayed due to the permitting process, or drilling rig availability. At December 31, 2004 and 2003, Royale Energy had deferred drilling revenue of $5,279,417 and $4,034,881, respectively.

The second business segment is oil and gas production. Northern California accounts for 78% of the company's successful natural gas production. Natural gas flows from the wells into gathering line systems, which are equipped occasionally with compressor systems, which in turn flow into metered transportation and customer pipelines. Monthly, price data and daily production are used to invoice customers for amounts due to Royale Energy and other working interest owners. Royale Energy operates virtually all of its own wells and receives industry standard operator fees.

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

Impairment Of Assets

Producing property costs are evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard 144 "Accounting for the Impairment or Disposal of Long-

Lived Assets." Impairment of non-producing leasehold costs and undeveloped mineral and royalty interests are assessed periodically on a property-by-property basis, and any impairment in value is charged to expense.

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

Results of Operations for the Twelve Months Ended December 31, 2004, as Compared to the Twelve Months Ended December 31, 2003

For the year ended December 31, 2004, we had a net profit of $2,192,752, a $2,208,168 or 50.2% decrease compared to the net profit of $4,400,920 achieved during 2003. We attribute this to several factors, including increased depletion rates, intensifying marketing efforts, the drilling of deeper oil and natural gas wells and the blowout of the Bowerbank Sam #2 well during the year in 2004.

Total revenues for the year in 2004 were $25,944,356, an increase of $2,679,219 or 11.5% from the total revenues of $23,265,137 in 2003.

In 2004, revenues from oil and gas production increased by 7.6% to $10,892,574 from

$10,120,148, due to increased natural gas and oil prices. The net sales volume of natural gas for the year ended December 31, 2004, was approximately 1,870,250 Mcf with an average price of $5.43 per Mcf, versus 1,944,779 Mcf with an average price of $4.86 per Mcf for 2003. This represents a decrease in net sales volume of 74,529 Mcf or 3.8%. The net sales volume for oil and condensate (natural gas liquids) production was 20,017 barrels with an average price of $36.66 per barrel for the year ended December 31, 2004, compared to 23,411 barrels at an average price of $28.00 per barrel for the year in 2003. This represents a decrease in net sales volume of 3,394 barrels, or 14.5%.

During the second quarter of 2004, we suffered a blowout of our Bowerbank Sam #2 well during recompletion operations. This is the first blowout to occur on a well operated by us in more than 18 years of operation. Mainly because of the blowout, oil and gas lease operating expenses increased by $1,103,066, or 64.3%, to $2,817,448 for the year ended December 31, 2004, from $1,714,382 for the year in 2003. The increase was also due to the plugging and abandoning of non-producing wells in addition to an increase in workover costs during the year in 2004 when compared to 2003. When measuring lease operating costs on a production or lifting cost basis, in 2004, the $2,817,448 equates to a $1.36 per mcfe lifting cost versus a $0.79 per mcfe lifting cost in 2003, a 73.0% increase. Lifting cost excluding the extraordinary items of the blowout and plugging, was $1.21 per Mcfe. For 2004, our gross margin, or profit, on oil and gas production (excluding drilling and development costs) was 74.1%, compared to 83.1% in 2003.

For the year ended December 31, 2004, turnkey drilling revenues increased $1,303,136, to $13,269,996 in 2004 from $11,966,860 in 2003, or 10.9%. We also had a $2,294,677 or 39.2% increase in turnkey drilling and development costs to $8,150,338 in 2004 from $5,855,661 in 2003. The increase in turnkey drilling revenues was mainly due to an increase in direct working interest sales during the year in 2004 when compared to the year in 2003. The increase in drilling and development costs was due to higher drilling and completion costs of wells drilled in 2004 when compared to 2003 due to the drilling of ten exploratory wells and four developmental in 2004 versus three exploratory wells and fourteen developmental wells in 2003. Exploratory wells tend to be more expensive due to new lease, geological and geophysical and facility costs. Our gross margins, or profits, on drilling depend on our ability to accurately estimate the costs associated with the development of projects in which we sell working interests and to acquire viable properties that can be successfully developed. Costs associated with contract drilling depend on location, well depth, weather, and availability of drilling contractors and equipment. Our gross margin on drilling was 38.6% and 51.1% for the years ended December 31, 2004 and 2003, respectively. Gross margin is calculated as the difference between turnkey drilling revenue and turnkey drilling expense. However, management believes that a portion of its impairment losses should also be considered as a cost of drilling in determining the profitability of this segment, because impairment costs are incurred in the selection of higher quality prospects for ultimate development.

Impairment losses of $51,414 and $869,991 were recorded in 2004 and 2003, respectively. We periodically review for impairment proved properties on a field-by-field basis.

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

The aggregate of supervisory fees and other income was $1,781,786 for the year ended December 31, 2004, an increase of $603,657 (51.2%) from $1,178,129 during the year in 2003. This was due to an increase in cost recovery received for new facilities constructed and placed into service during the period in 2004, combined with a gain on sale of a non-oil and gas asset in 2004 and the loss on sale of some of our oil and gas assets during the first quarter in 2003. Supervisory fees are charged in accordance with the Council for Petroleum Accountants Societies (COPAS) policy for reimbursement of expenses associated with the joint accounting for billing, revenue disbursement, and payment of taxes and royalties. These charges are reevaluated each year and adjusted up or down as deemed appropriate by a published report to the industry by Ernst & Young, LLP, Public Accountants. Supervisory fees increased $53,753 or 12.4%, to $487,406 in 2004 from $433,653 in 2003.

Depreciation, depletion and amortization expense increased to $3,714,271 from $2,418,922, an increase of $1,295,349 (53.6%) for the year ended December 31, 2004, as compared to the same period in 2003. The depletion rate is calculated using production as a percentage of reserves. This increase in depletion expense was mainly due to an increase in the depletion rate because of higher rates of production when compared to total reserves and in the number of oil and gas assets that we own.

We also reevaluated our inventory of capitalized geological lease and land costs, in order to write off those prospects that may be no longer viable. As a result, $321,983 of previously capitalized costs were written off and recorded as geological and geophysical expense during 2004 compared with $209,622 written off in 2003, a $112,361 or 53.6% increase.

General and administrative expenses increased by $1,211,522 or 30.3%, from $3,993,668 for the year ended December 31, 2003 to $5,205,190 for the year in 2004. This increase was partially due to an allowance for bad debts of approximately $641,000 for receivables from direct working interest investors whose expenses on non-producing wells was unlikely to be collected. We also had increased employee salaries and related expenses, taxes and insurance, due to increased staffing. There were also increases in rents and related costs due to the opening of two new field offices and expansion in our home office space. Legal and accounting expense increased to $627,038 for the period, compared to $544,302 for year 2003, an $82,736 or 15.2% increase. These increases were due to higher audit, tax preparation and legal fees during the year in 2004. Marketing expense for the year ended

December 31, 2004 increased $480,443, or 59.7%, to $1,284,809, compared to $804,366 for the year in 2003. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

During the period in 2004, we increased long term debt under our commercial bank credit line and obtained a new term loan on non-oil and gas real estate we own, which increased interest expense to $273,050 for the year ended December 31, 2004, from $194,997 for the same period in 2003, a $78,053, or 40.0% increase. The interest rate charged to the company also increased during 2004, from 4.75% at December 31, 2003, to 6.0% at December 31, 2004.

In 2004 our income tax expense decreased to $1,306,063 from $2,217,005 in 2003, a $910,942 or 41.1% decrease, mainly due to the decrease in our net income. For the periods in 2003 and 2004, this represents an effective tax rate of approximately 33.5% and 37.3%, respectively. The use of percentage depletion created from the current operations, and from utilization of unused percentage depletion carryforwards, results in an effective tax rate less than the normal federal rate of 35% plus the relevant state rates (mostly California, 9.3%).

As mentioned earlier, in 2003 we adopted SFAS 143 for Asset Retirement Obligations, which resulted in a $41,301, net of tax, cumulative effect adjustment of a change in accounting principle in 2003. There were no adjustments for changes in accounting principle in during 2004.

Results of Operations for the Twelve Months Ended December 31, 2003, as Compared to the Twelve Months Ended December 31, 2002

For the year ended December 31, 2003, we had a net profit of $4,400,920, a $4,537,956 increase compared to the net loss of $137,036 achieved during the year in 2002. Total revenues for the year in 2003 were $23,265,137, an increase of $10,825,249 or 87.0% from the total revenues of $12,439,888 in 2002. We attribute this increase in revenues to an increase in oil and gas sales resulting from increased production and higher natural gas prices received during the year in 2003 when compared to 2002. For the year in 2003, revenues from oil and gas production increased by 105.3% from $4,930,278 to $10,120,148, as natural gas prices in California increased, compared to the prices received in 2002. The net sales volume for the year ended December 31, 2003, was 1,944,779 Mcf with an average price of $4.86 per Mcf, versus 1,602,780 Mcf with an average price of $2.95 per Mcf for 2002, which represents an increase in net sales volume of 342,000 Mcf or 21.3%. The net sales volume for oil and condensate (natural gas liquids) production was 23,411 barrels with an average price of $28.00 per barrel for the period ended December 31, 2003, compared to 8,085 barrels at an average price of $22.84 per barrel for the same period in 2002, which represents an increase in net sales volume of 15,326 barrels or 189.6%

Oil and gas lease operating expenses increased by 18.2% or $263,489, to $1,714,382 for the year ended December 31, 2003, from $1,450,893 for the same period in 2002, primarily due to an increase in the number of wells placed into production during 2003 when compared to

2002, due to successful wells being drilled. In addition, there was an increase in the number of existing wells which required workovers to be performed in 2003 when compared to 2002. When measuring lease operating costs on a production or lifting cost basis, in 2003, the $1,714,382 equates to a $0.79 per mcfe lifting cost versus a $0.86 per mcfe lifting cost in 2002, an 8.1% decrease. We were able to reduce lifting costs in 2003 by hiring employees to conduct our lease operations instead of contracting with third party lease operators. For 2003, our gross margin, or profit, on oil and gas production (excluding drilling and development costs) was 83.1%, compared to 70.6% in 2002.

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

We also reevaluated our inventory of geological lease and land costs, which had been previously capitalized, in order to write off those prospects that may be no longer viable. As a result, $28,566 of previously capitalized costs were written off and recorded as geological and geophysical expense during 2002 compared with $209,622 written off in 2003, an $181,056 or 633.8% increase.

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

During the year in 2003, we increased borrowings under our commercial bank credit line, and interest expense increased to $194,997 for the year ended December 31, 2003 from $105,405 for the year in 2002, an $89,592 or 85.0% increase.

During the year in 2003, we utilized our remaining net operating loss carry-forwards for income tax purposes, and we began to accrue charges for current and deferred income tax expense. As a result, we incurred $2,217,005 in income tax expense during the year in 2003. In 2002, we had an income tax credit of $55,491 due to adjustments in previous year's taxes.

In 2003 we adopted SFAS 143 for Asset Retirement Obligations, which establishes accounting requirements for retirement obligations associated with tangible long-lived assets such as wells and production facilities. As a result, we recorded $41,301, net of tax, as a cumulative effect adjustment of a change in accounting principle.

Capital Resources and Liquidity

At December 31, 2004, Royale Energy had current assets totaling $16,404,652 and current liabilities totaling $14,977,427, a $1,427,225 working capital surplus. We had cash and cash equivalents at December 31, 2004 of $7,627,045 compared to $4,877,618 at December 31, 2003.

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

We ordinarily fund our operations and cash needs from cash flows generated from operations. During the fourth quarter of each year, we receive a large percentage of the revenue generated by our sales of working interests to third parties, as individual high net worth investors make investments according to their own year-end financial planning. We also incur a large percentage of our costs for drilling activities in the third and fourth quarters of each year. We believe that we have sufficient liquidity for the remainder of 2005 and do not foresee any liquidity demands that cannot be met from cash flow from operations.

At the end of 2004, our accounts receivable totaled $3,903,941 compared to $5,143,491 at December 31, 2003, a $1,239,550 (24.1%) decrease, mainly due to the $641,079 allowance for bad debts for receivables from direct working interest investors. At December 31, 2004, our accounts payable and accrued expenses totaled $9,628,066, an increase of $875,473 or 10.0% over the accounts payable at the end of 2003 of $8,752,593. This was primarily due to the accrual of drilling costs for six exploratory wells spudded during the fourth quarter of 2004.

Occasionally we borrow from banks, using our oil and gas properties as security. In 2003, we drew $890,000 from our credit line to meet our drilling schedule. During the year ended December 31, 2004, we drew approximately $1,082,500, net, from our credit line in order to purchase new oil and gas assets.

We have a revolving line of credit under a loan agreement with Guaranty Bank, FSB, which is secured by all of our oil and gas properties. At December 31, 2004, we had outstanding indebtedness of $5,472,500. At December 31, 2003, we had outstanding indebtedness under this agreement of $4,390,000. The loan agreement also contains certain restrictive covenants, including the prohibition of payment of dividends on our stock (other than dividends paid in stock). The loan agreement contained covenants that, among other things, we must:

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

Royale Energy was in compliance with all covenants under the credit line at March 1, 2005.

During 2004 we obtained a new loan from Guaranty Bank, FSB for $1,000,000, which is secured by our non-oil and gas real estate assets, which was primarily used to fund operations. A portion of the real estate was subsequently sold during the year resulting in an approximately $390,000 principal payment. At December 31, 2004, we had outstanding indebtedness of $575,086 on this loan.

Operating Activities. For the year ended December 31, 2004, cash provided by operating activities totaled $8,018,300 compared to $9,885,100 provided by operating activities for the same period in 2003, a $1,866,800 or 18.9% decrease, mainly due to decreases in net revenues from operations.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $6,640,103 for the year in 2004, compared to $11,016,044 used by investing activities for the same period in 2003. This decrease in cash used was primarily due to fewer wells drilled, four developmental and ten exploratory in 2004 and 14 developmental and three exploratory in 2003.

Financing Activities. For the year ended December 31, 2004 cash provided by financing activities was $1,371,230 compared to $3,778,618 provided by financing activities for the same period in 2003. This difference in cash provided was primarily due to decreases in borrowings during 2004 when compared to 2003.

Item 7A Qualitative and Quantitative Disclosures About Market Risk

Royale Energy is exposed to market risk from changes in commodity prices and in interest rates. In 2004, we sold a majority of our natural gas at the daily market rate through the Pacific Gas & Electric pipeline. In 2004, our natural gas revenues were approximately $10.5 million with an average price of $5.43 per MCF. At current production levels, a 10% per MCF increase or decrease in our average price received could potentially increase or decrease our natural gas revenues by approximately $1 million. Due to our current production levels of oil and natural gas condensate, a 10% increase or decrease in our average price per barrel would not have a material impact on our financial statements. We currently do not sell any of our natural gas or oil through hedging contracts.

We have a line of credit used in funding purchases of oil and gas assets, meeting drilling schedules and assisting in funding operations. This line of credit is tied to increases or decreases in the bank prime interest rate. If the interest rate on our line of credit were to increase 1% or 2% during the year this could potentially add approximately $90,000 to $140,000, respectively, to our interest expense.

Item 8 Financial Statements

See pages F-1, et seq., included herein.

Item 9A Controls and Procedures

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

Our chief executive officer, Donald H. Hosmer, and chief financial officer, Stephen M. Hosmer, evaluated the effectiveness or our disclosure controls and procedures as of the end of the 2004 fiscal year. Based on their evaluation, they concluded that our disclosure controls are effective in providing reasonable assurance that material information relating to our company is made known to management on a timely basis during the period when our periodic reports are being prepared.

No changes in our internal control over financial reporting occurred during the last fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10 Directors and Executive Officers of the Registrant

Listed below is certain information about Royale Energy's current directors and executive officers. Directors are elected by shareholders at each annual shareholders' meeting and serve until their successors are elected and qualified. Officers serve at the discretion of the board of directors.

Name	Age	First Became Director or Executive Officer	Positions Held
Harry E. Hosmer*	74	1986	Chairman of the Board
Donald H. Hosmer	50	1987	President, Secretary and Director
Stephen M. Hosmer	38	1996	Executive Vice President, Chief Financial Officer and Director
Oscar A. Hildebrandt*+	69	1995	Director
Rodney Nahama +	72	1994	Director
Gilbert Kemp +	70	1998	Director
George M. Watters*	84	1991	Director

* Member of the audit committee
+ Member of the compensation committee

A majority of the members of the board of directors may be considered independent directors under Nasdaq rules (including Messrs. Hildebrandt, Nahama, Kemp and Watters). The board of directors has determined that Dr. Oscar Hildebrandt and George Watters are "audit committee financial experts" as defined in Item 401 of Securities and Exchange Commission Regulation

S-B.

Following is a summary of the business experience of each director and executive officer for the past five years.

HARRY E. HOSMER is the Chairman of the Board of Royale Energy. He has served as Chairman since Royale Energy began in 1986, and from inception in 1986 until June 1995, he also served as President and Chief Executive Officer. Mr. Hosmer and his sons founded Royale Energy.

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

OSCAR HILDEBRANDT, D.V.M., is a Director and is Chairman of Royale Energy's Compensation and Audit Committees. From 1994 to 1995 he served as an advisory member of Royale Energy's Board of Directors. Dr. Hildebrandt practiced veterinary medicine as President of Medford Veterinary Clinic, Medford, Wisconsin, from 1960 to 1990. Since 1990, Dr. Hildebrandt has engaged independently in veterinary practice consulting services. He has served on the board of directors of Fidelity National Bank - Medford, Wisconsin, and its predecessor bank from 1965 to the present and is past chairman of the board of the Bank. From 1990 to the present he has acted as a financial advisor engaged in private business interests. Dr. Hildebrandt received a Bachelor of Science degree from the University of Wisconsin in 1954 and a Doctor of Veterinary Medicine degree from the University of Minnesota in 1958.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that Royale Energy's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish Royale Energy with copies of all such reports they file. One director filed a late report on Form 4 during 2004. In June 2004, George M. Watters reported that he had sold 4,994 shares of our stock in May 2004.

Based solely upon a review of the copies of the forms furnished to Royale Energy, or representations from certain reporting persons that no reports were required, Royale Energy believes that no other persons failed to file required reports on a timely basis during or in respect of 2004.

Item 11 Executive Compensation

The following table summarizes the compensation of the chief executive officer and the other most highly compensated executive officers (the "named executive officers") of Royale Energy and its subsidiaries during the past year.

		Annual Compensation			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(i)
	Year	Salary	Bonus	Other Annual Compensation	All Other Compensation
Donald Hosmer	2004	$185,143	$ 85,000	$ 0	$5,726
President	2003	$173,113	$150,000	$ 0	$ 579
	2002	$156,125	$ 50,000	$2,110	$ 0

Stephen Hosmer	2004	$175,223	$ 85,000	$ 0	$5,419
Exec. V.P.	2003	$158,309	$150,000	$ 0	$5,340
& CFO	2002	$132,492	$ 50,000	$1,418	$5,340

Other Annual Compensation: Under the terms of a plan adopted by the board of directors in 1989, each of the listed executives has elected to participate in wells drilled by Royale Energy. See, Certain Relationships and Related Transactions on page 26. The costs that they incurred for interests acquired in wells pursuant to this policy are less than would have been the cost of purchasing an equivalent percentage as working interests in these wells, which are sold to unaffiliated outside investors. Although the difference between the executives' actual cost and the cost incurred by outside investors possibly could be considered as additional compensation to them, Royale Energy's management does not believe that the amount of such difference should be treated as compensation. At any rate, management believes that the amount of the difference is insignificant. In addition, in 2002 and 2001, Royale Energy had advanced funds to the executives to pay for their well participation interests. After adoption of the Sarbanes-Oxley Act of 2002, the Company discontinued making such advances and required the directors to repay all outstanding amounts advanced. The Other Annual Compensation in the foregoing table consists of the amounts that the management believes may have been considered income to be imputed from such foregone interest. The imputed interest was estimated using approximate amounts due at the end of each period, as if that amount had been due for the entire period. Royale Energy used the imputed interest rate of 7% simple interest per annum.

All Other Compensation: Consists of Royale Energy's matching contribution to the company's simple IRA plan on behalf of the listed executives.

Royale Energy does not have employment agreements with any of its executives.

No Stock Options Were Granted in 2004

We did not grant any stock options, stock appreciation rights or Long-Term Incentive Plan Awards to our named executive officers during 2004.

Aggregate 2004 Option Exercises and Year End Values

The following table summarizes number and value of shares of stock options exercised by the named executive officers in 2004 and the number and value of all unexercised stock options held by those executive officers at the end of 2004.

	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options/SARS at 12/31/04 exercisable/ unexercisable	Value of unexercised in- the-money options/SARS at 12/31/04 exercisable/ unexercisable
Donald H. Hosmer	11,078	$126,178	0/0	$0/0
Stephen M. Hosmer	-	-	19,615/0	$111,218/0

The value of unexercised in-the-money options in the above table is based a stock price of $7.20 per share, which was our closing stock price on Nasdaq on December 31, 2004.

Performance Graph

The following stock price performance graph is included in accordance with the SEC's executive compensation disclosure rules and is intended to allow stockholders to review Royale Energy's executive compensation policies in light of corresponding shareholder returns, expressed in terms of the appreciation of Royale Energy's common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares total return on $100 value of Royale Energy's common stock on December 31, 1999, with the cumulative total return of the Standard & Poor's Composite 500 Stock Index and the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oils Stock Index) from December 31, 2000 through December 31, 2004.

The Royale Energy performance figures assume retention of stock dividends in 2001, 2002, 2003 and 2004 and a stock split in 2004.

	1999	2000	2001	2002	2003	2004
Royale Energy, Inc.	100	290	293	268	725	571
S & P Composite 500 Stock Index	100	91	80	62	80	89
DJ US Exploration and Production Index	100	160	147	150	196	279

Compensation of Directors

Each director who is not an employee of Royale Energy receives a quarterly fee for his services, which in 2004 was set at $3,025. In addition, Royale Energy reimburses directors for the expenses they incur for their service. No directors received any stock options or stock appreciation rights in 2004.

Item 12 Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the ownership of Royale Energy's voting securities as of December 31, 2004, by: (i) each person Royale Energy knows to own beneficially more than 5% of the outstanding shares of each class of equity securities, (ii) each of Royale Energy's directors, and (iii) all of Royale Energy's directors and officers as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.

Common Stock

On December 31, 2004, 7,839,223 shares of our common stock were outstanding. The following table sets forth share ownership information for our officers, directors, and holders of more than 5% of our equity securities as of December 31, 2004.

Shareholder (2)	Number (1)	Percent

Donald H. Hosmer (3)	1,018,486	12.99%

Harry E. Hosmer (3)	778,797	9.93%

Oscar A. Hildebrandt	75,735	Less than 1%

Stephen M. Hosmer (3)	1,242,122	15.81%

Gilbert C. L. Kemp	16,962	Less than 1%

Rodney Nahama	27,459	Less than 1%

George M. Watters	58,841	Less than 1%

All officers and directors as a group	3,218,402	40.31%

(1) Includes shares which the listed shareholder has the right to acquire before March 1, 2005, from options or warrants, as follows: Stephen M. Hosmer 19,614, Oscar Hildebrandt 39,227, Rodney Nahama 27,459, George M. Watters 58,841, and all officers and directors as a group 145,141.

(2) The mailing address of each listed shareholder is 7676 Hazard Center Drive, Suite 1500, San Diego, California 92108.

(3) Donald H. Hosmer and Stephen M. Hosmer are sons of Harry E. Hosmer, Chairman of the Board.

Preferred Stock

Holders of each series of Convertible Preferred Stock have voting rights equal to the number of shares into which they are convertible. On December 31, 2004, there were 6,122 shares of Series A and 57,416 shares of Series AA Convertible Preferred Stock outstanding. The shares of each series of Preferred shares are convertible into shares of Royale Energy's Common Stock at the option of the security holder, at the rate of two shares of Convertible Preferred Stock for each share of Common Stock. The Preferred Stock is not registered under the Securities Exchange Act of 1934, and no market exists for the Preferred Stock. The total number of shares of Common Stock issuable on conversion of all outstanding shares of Preferred Stock equals less than 1% of the outstanding Common Stock of Royale Energy. To Royale Energy's knowledge, none of the Preferred shareholders would own more than 1% of Royale Energy's Common Stock, if their Preferred shares were converted to Common shares.

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

Donald and Stephen Hosmer each have participated individually in 114 wells under the 1989 policy. The Hosmer Trust, a trust for the benefit of family members of Harry E. Hosmer, has participated in 113 wells.

Donald Hosmer's 2004 investments in wells under the 1989 policy totaled $137,716 in fractional interests in 14 wells. In 2004, Stephen Hosmer purchased fractional interests in 14 wells under the 1989 policy, for a total investment of $132,878. The Hosmer Trust purchased fractional interests in 14 wells during 2004 for a total investment of $138,492.

Current officers and directors were billed $196,323 and $305,489 for their interests for the years ended December 31, 2004 and 2003, respectively. Under the Sarbanes-Oxley Act of 2002, these amounts can no longer be billed to officers and directors. Instead, these amounts are either collected in advance or offset against compensation due.

Royale Energy's Chairman of the Board and former President, Harry E. Hosmer, renders management consulting services to Royale Energy on an ongoing basis. Royale Energy compensated Mr. Hosmer $138,600 for his consulting services in 2004 and pays his medical insurance costs. Mr. Hosmer's consulting services are in conjunction with his service on the board of directors, for which he receives reimbursement of expenses to attend meetings.

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

3.3	Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.2 of Royale Energy's Form 10-SB Registration Statement.
4.1	Certificate of Determination of the Series A Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 of Royale Energy's Form 10-SB Registration Statement.
4.2	Certificate of Determination of the Series AA Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of Royale Energy's Form 10-SB Registration Statement.
10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 of Royale Energy's Form 10-SB Registration Statement.
31.1	Rules 13a-14(a), 115d-14(a) Certification, attached.
31.2	Rules 13a-14(a), 115d-14(a) Certification, attached.
32.1	Section 1350 Certification, attached.
32.2	Section 1350 Certification, attached.

Item 14 Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed by our previous independent accountants, Brown Armstrong Paulden McCown Starbuck & Keeter Accountancy Corporation, for the years ended December 31, 2003 and 2002.

-27-

	2004	2003
Audit fees (1)	$ 53,214	$ 69,394
Audit-related fees (2)	22,292	12,796
Tax fees (3)	7,577	27,601
All other fees (4)	10,372	14,501
Total	$ 93,455	$124,292

During 2004 Sprouse & Anderson, LLP became our new independent accountants. The aggregate fees billed by them for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Audit fees (1)	$ 20,867	$ -
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$ 20,867	$ -

(1) Audit fees are fees for professional services rendered for the audit of Royale Energy's annual financial statements, reviews of financial statements included in the company's Forms 10-Q, and reviews of documents filed with the U.S. Securities and Exchange Commission.

(2) Audit related fees consist of fees for services reasonably related to performance of the audit or review of Royale Energy's financial statements. For 2004 and 2003, these services include quarterly reviews of financial information.

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

ROYALE ENERGY, INC.

Date: April 14, 2005	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Date: April 14, 2005	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2005	/s/ Harry E. Hosmer
Harry E. Hosmer
Chairman of the Board of Directors

Date: April 14, 2005	/s/ Donald H. Hosmer
Donald H. Hosmer
Director, President and Chief Executive Officer

Date: April 14, 2005	/s/ Stephen M. Hosmer
Stephen M. Hosmer
Director and Executive Vice President and Chief Financial Officer

Date: April 14, 2005	/s/ Oscar A. Hildebrandt
Oscar A. Hildebrandt
Director

Date: April 14, 2005	/s/ Rodney Nahama
Rodney Nahama
Director

Date:
Gilbert C. L. Kemp
Director

Date:
George M. Watters
Director

ROYALE ENERGY, INC.
INDEX TO FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Index to Financial Statements	F-1

Report of Sprouse & Anderson, LLP, Independent Auditors	F-2

Report of Brown Armstrong Paulden McCown Starbuck & Keeter	F-3

Balance Sheets at December 31, 2004 and 2003	F-4

Statements of Income for the Years Ended December 31, 2004, 2003 and 2002	F-6

Statements of Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002	F-7

Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	F-10

Notes to the Financial Statements	F-11

Supplemental Information About Oil and Gas Producing Activities (Unaudited)	F-29

Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

F-1

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Royale Energy, Inc.:

We have audited the accompanying balance sheet of Royale Energy, Inc. (a California corporation) as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royale Energy, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

SPROUSE & ANDERSON, L.L.P.

February 18, 2005

F-2

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

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK & KEETER
ACCOUNTANCY CORPORATION

Bakersfield, California
February 13, 2004

F-3

BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
ASSETS

	2004	2003

Current Assets
Cash and Cash Equivalents	$ 7,627,045	$ 4,877,618
Accounts Receivable	3,903,941	5,143,491
Prepaids	3,570,850	1,329,508
Deferred Tax Asset	1,155,338	1,005,952
Inventory	147,478	128,223

Total Current Assets	16,404,652	12,484,792

Investments	6,946	281,946

Oil and Gas Properties (successful efforts basis),
Equipment and Fixtures	26,137,071	22,903,766

Total Assets	$ 42,548,669	$ 35,670,504

The accompanying notes are an integral part of these financial statements.
F-4

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$ 9,628,066	$ 8,752,593
Current Portion of Long-Term Debt	69,944	-
Deferred Revenue from Turnkey Drilling	5,279,417	4,034,881

Total Current Liabilities	14,977,427	12,787,474

Noncurrent Liabilities
Asset Retirement Obligation	266,462	195,712
Deferred Tax Liability	4,138,317	3,028,030
Long-Term Debt, Net of Current Portion	5,977,642	4,390,000

Total Noncurrent Liabilities	10,382,421	7,613,742

Total Liabilities	25,359,848	20,401,216

Redeemable Preferred Stock
Series A, Convertible Preferred Stock, No Par Value,
259,250 Shared Authorized; 6,122 and 4,611 Shares
Issued and Outstanding.	11,589	11,172

Stockholders' Equity
Common Stock, No Par Value, 10,000,000 Shares
authorized; 7,859,223 and 5,641,829 issued
and 7,839,223 and 5,621,829 outstanding.	19,591,039	19,108,978
Convertible Preferred Stock, Series AA, No Par Value,
147,500 Shares Authorized; 57,416 and 43,240
Shares Issued and Outstanding	167,979	163,926
Accumulated (Deficit)	(2,500,641)	(4,693,393)

Total Paid in Capital and Accumulated Deficit	17,258,377	14,579,511

Less Cost of Treasury Stock, 20,000 and 20,000 Shares	(97,906)	(97,906)
Paid in Capital, Treasury Stock	16,761	16,761
Dividend to be Distributed	0	759,750

Total Stockholders' Equity	17,188,821	15,269,288

Total Liabilities and Stockholders' Equity	$ 42,548,669	$ 35,670,504

The accompanying notes are an integral part of these financial statements.
F-5

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
Revenues
Sale of Oil and Gas	$ 10,892,574	$ 10,120,148	$ 4,930,278
Turnkey Drilling	13,269,996	11,966,860	6,890,431
Supervisory Fees and Other	1,781,786	1,178,129	619,179

Total Revenues	25,944,356	23,265,137	12,439,888

Costs and Expenses
General and Administrative	5,205,190	3,993,668	2,826,978
Geological and Geophysical Expenses	321,983	209,622	28,566
Turnkey Drilling Development	8,150,338	5,855,661	4,156,239
Lease Operating	2,817,448	1,714,382	1,450,893
Lease Impairment	51,414	869,991	596,222
Legal and Accounting	627,038	544,302	1,055,244
Marketing	1,284,809	804,366	718,841
Depreciation, Depletion and Amortization	3,714,271	2,418,922	1,694,027

Total Costs and Expenses	22,172,491	16,410,914	12,527,010

Income (Loss) from Operations	3,771,865	6,854,223	(87,122)

Other Expenses
Interest Expense	273,050	194,997	105,405

Income (Loss) Before Income Tax Expense	3,498,815	6,659,226	(192,527)

Income Tax Expense (Benefit)	1,306,063	2,217,005	(55,491)

Net Income Before Cumulative Effect
of Accounting Change	2,192,752	4,442,221	(137,036)

Cumulative Effect of Accounting Change	-	(41,301)	-

Net Income (Loss)	$ 2,192,752	$ 4,400,920	$ (137,036)

Basic Earnings Per Share:
Net income (loss) available to common stock	$ 0.32	$ 0.71	$ (0.02)
Cumulative effect of accounting change	$ -	$ -	$ -

Diluted Earnings (Loss) Per Share	$ 0.31	$ 0.65	$ (0.02)

The accompanying notes are an integral part of these financial statements.
F-6

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	Common Stock		Preferred Stock Series AA
	Shares		Shares
	Outstanding	Amount	Outstanding	Amount
Balance at January 1, 2002	4,373,045	$12,198,711	43,127	$ 173,181

15% Stock Dividend	652,959	4,472,769	6,466	22,146

Conversion of Preferred A
to Common Stock	3,594	17,101	-	-

Conversion of Preferred AA
to Common Stock	503	3,514	(1,012)	(3,514)

Stock Awards Granted from Treasury	-	-	-	-

Net Income (Loss) for the Year	-	-	-	-

Balance at December 31, 2002	5,030,101	16,692,095	48,581	191,813

15% Stock Dividend	585,924	2,709,205	5,261	12,735

Conversion of Preferred A
to Common Stock	503	2,180	-	-

Conversion of Preferred AA
to Common Stock	5,301	40,622	(10,602)	(40,622)

Stock Awards Granted from Treasury	-	-	-	-

Stock Options Repurchase	-	(335,124)	-	-

Net Income (Loss) for the Year	-	-	-	-

Balance at December 31, 2003	5,621,829	$19,108,978	43,240	$ 163,926

3.75% Stock Dividend	221,049	755,280	1,619	4,053

28% Stock Dividend	1,712,093	-	12,557	-

Royale Petroleum Corp. - Stock Reorg.	295,801	-	-	-

Acquisition of Royale Petroleum Corp.	451	5,377

Stock Options Repurchased	-	(286,356)	-	-

Stock Options Exercised	8,000	7,760	-	-

Net Income (Loss) for the Year	-	-	-	-

Balance at December 31, 2004	7,859,223	$19,591,039	57,416	$ 167,979

The accompanying notes are an integral part of these financial statements.
F-7

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
	Preferred Stock Series A
	Shares		Accumulated
	Outstanding	Amount	Deficit

Balance at January 1, 2002	10,781	$24,066	$(1,001,483)

15% Stock Dividend	1,475	5,052	(4,472,769)

Conversion of Preferred A
to Common Stock	(7,188)	(17,101)	-

Conversion of Preferred AA
to Common Stock	-	-	-

Stock Awards Granted from Treasury	-	-	-

Net Income (Loss) for the Year	-	-	(137,036)

Balance at December 31, 2002	5,068	12,017	(5,611,288)

15% Stock Dividend	551	1,335	(3,468,955)

Conversion of Preferred A
to Common Stock	(1,008)	(2,180)	(1,335)

Conversion of Preferred AA
to Common Stock	-	-	(12,735)

Stock Awards Granted from Treasury	-	-	-

Stock Options Repurchase	-	-	-

Net Income (Loss) for the Year	-	-	4,400,920

Balance at December 31, 2003	4,611	$ 11,172	$(4,693,393)

3.75% Stock Dividend	172	417	-

28% Stock Dividend	1,339	-	-

Net Income (Loss) for the Year	-	-	2,192,752

Balance at December 31, 2004	6,122	$ 11,589	$(2,500,641)

The accompanying notes are an integral part of these financial statements.

F-8

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	Treasury Stock
	Shares		Paid in Capital	Dividend to be
	Outstanding	Amount	Treasury Stock	Distributed	Total

Balance at January 1, 2002	26,000	$ (127,306)	$ -		$11,267,169

15% Stock Dividend	-	-	-	-	27,198

Conversion of Preferred A
to Common Stock	-	-	-	-	-

Conversion of Preferred AA
to Common Stock	-	-	-	-	-

Stock Awards Granted from Treasury	(6,000)	29,400	16,761	-	46,161

Net Income (Loss) for the Year	-	-	-	-	(137,036)

Balance at December 31, 2002	20,000	(97,906)	16,761	-	11,203,492

15% Stock Dividend	-	-	-	759,750	14,070

Conversion of Preferred A
to Common Stock	-	-	-	-	(1,335)

Conversion of Preferred AA
to Common Stock	-	-	-	-	(12,735)

Stock Awards Granted from Treasury	-	-	-	-	-

Stock Options Repurchase	-	-	-	-	(335,124)

Net Income (Loss) for the Year	-	-	-	-	4,400,920

Balance at December 31, 2003	20,000	$(97,906)	$16,761	$759,750	$15,269,288

3.75% Stock Dividend Distributed	-	-	-	(759,750)	-

Royale Petroleum Corp. - Stock Reorg.	-	-	-	-	-

Acquisition of Royale Petroleum Corp.	-	-	-	-	5,377

Stock Options Repurchased	-	-	-	-	(286,356)

Stock Options Exercised					7,760

Net Income (Loss) for the Year	-	-	-	-	2,192,752

Balance at December 31, 2004	20,000	$(97,906)	$16,761	$ -	$17,188,821

The accompanying notes are an integral part of these financial statements.
F-9

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ 2,192,752	$ 4,400,920	$ (137,036)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation, Depletion, and Amortization	3,714,271	2,418,922	1,694,028
Compensation Expense - Stock Grants	-	-	46,161
Lease Impairment	51,414	869,991	596,222
Bad Debt Expense	641,079	-	-
(Increase) Decrease in:
Accounts Receivable	598,471	(1,407,255)	(211,198)
Prepaid Expenses and Other Assets	(2,409,983)	(587,717)	(1,462,451)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	875,473	2,721,546	2,488,045
Deferred Revenues - DWI	1,244,536	1,468,693	(174,803)
Deferred Income Taxes	1,110,287	-	-

Net Cash Provided by Operating Activities	8,018,300	9,885,100	2,838,968

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties And other capital expenditures	(6,915,103)	(11,016,044)	(5,240,883)
Proceeds from Sale of Investments	275,000	-	-

Net Cash Used in Investing Activities	(6,640,103)	(11,016,044)	(5,240,883)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt (Net)	1,657,586	4,113,742	1,500,000
Repurchase of Stock Options	(286,356)	(335,124)	-

Net Cash Provided by Financing Activities	1,371,230	3,778,618	1,500,000

Net Increase (Decrease) in Cash and Cash Equivalents	2,749,427	2,647,674	(901,915)

Cash at Beginning of Year	4,877,618	2,229,944	3,131,859

Cash at End of Year	$ 7,627,045	$ 4,877,618	$ 2,229,944

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid for Interest	$ 211,633	$ 194,997	$ 105,405

Cash Paid for Taxes	$ 601,523	$ 12,670	$ -

The accompanying notes are an integral part of these financial statements.
F-10

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

Joint Ventures

The accompanying financial statements as of December 31, 2004 and 2003 include the accounts of Royale Energy and its proportionate share of the assets, liabilities and results of operations. Royale Energy generally retains an ownership interest of approximately 50% in wells it drills with its joint venture projects. Royale Energy is the operator of the majority of properties in which it has an ownership interest. In connection with the drilling and operation of wells, the Company receives industry standard COPAS fees, which are recorded as supervisory fee income.

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

Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 144 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, Royale Energy periodically assessed its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows.

Royale Energy performs a periodic review for impairment of proved properties on a field-by-field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value. Royale Energy determines if an impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. Impairment losses of $51,414 and $869,991 were recorded in 2004 and 2003, respectively.

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

Inventory

Inventory is valued at the lower of cost or market as determined by the first-in, first-out method.

Accounts Receivable

The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged to earnings. The allowance account is increased or decreased based on past collection history and management's evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.

At December 31, 2004, the accounts receivable balance was $3,903,941 and at December 31, 2003 it was $5,143,491. During 2004, the Company established an allowance for bad debts of $641,079 for receivables from direct working interest investors whose expenses on non-producing wells was unlikely to be collected.

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

Earnings (Loss) Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Year Ended December 31, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Earnings Per Share:
Net income available to common stock	$ 2,192,752	6,900,334	$ 0.32

Cumulative effect of accounting change	-	-	-

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	148,938	(0.01)

Net income available to common stock	$ 2,192,752	7,049,272	$ 0.31

	For the Year Ended December 31, 2003
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Earnings Per Share:
Net income available to common stock	$ 4,442,221	6,184,842	$ 0.72

Cumulative effect of accounting change	(41,301)	-	-

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	550,410	(0.07)

Net income available to common stock	$ 4,400,920	6,735,252	$ 0.65

	For the Year Ended December 31, 2002
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Earnings Per Share:
Net income available to common stock	$ (137,036)	6,152,869	$ (0.02)

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	274,693	-

Net income available to common stock	$ (137,036)	6,425,562	$ (0.02)

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

The following table illustrates the effect on net income and earnings per share if Royale Energy had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation:

	2004	2003	2002
Net income (loss), as reported	$ 2,192,752	$ 4,400,920	$ (137,036)

Add: Stock-based employee compensation
expense included in reported net income, net
of related tax effects.	-	-	-

F-14

	2004	2003	2002

Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards, net of
related tax effects	-	(137,318)	(56,991)

Pro forma net income	$ 2,192,752	$ 4,263,602	$ (194,027)

Earnings per share:
Basic -- as reported	$ 0.32	$ 0.85	$ (0.03)
Basic -- pro forma	$ 0.32	$ 0.82	$ (0.04)

Diluted -- as reported	$ 0.31	$ 0.79	$ (0.03)
Diluted -- pro forma	$ 0.31	$ 0.76	$ (0.04)

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

In December of 2004, the FASB amended SFAS No. 123, "Accounting for Stock-Based Compensation." For equity instruments awarded to employees in exchange for service, companies are required to measure the cost of the employees' service based on fair value and recognize these costs over the vesting period of the equity instrument. This statement eliminates the option in Opinion 25 to use the intrinsic value method of measuring the cost of the employees' service. This statement is effective for non-small business issuers for reporting periods beginning after June 15, 2005 and for small business issuers for fiscal periods beginning after December 15, 2005. We do not expect this statement to materially affect the Company's financial position, results of operations, or cash flows.

In November 2005, the FASB issued SFAS No. 151, "Inventory Costs," and amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the language in ARB 43 and IAS 2 in order to promote consistent application of the standards. This new statement requires inventories to be stated at cost but that unallocated overheads, abnormal freight, handling and spoilage are treated as current period charges instead of as part of inventory costs. This statement becomes effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to materially affect the Company's financial position, results of operations, or cash flows.

In December of 2005, the FASB approved SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions." This statement amends FASB statements No. 66 and 67 to include changes in the real-estate industry that have occurred since the original statements were adopted. Specifically, SFAS 152 addresses time-sharing interests. This statement is effective for fiscal years beginning after June 15, 2005. Since the Company does not own any time-sharing real estate interests, we do not expect this statement to materially affect the Company's financial position, results of operations, or cash flows.

In December of 2005, the FASB approved SFAS No. 153, "Exchange of Nonmonetary Assets". This statement amends APB Opinion No. 29, eliminating the exception for nonmonetary exchanges of similar productive assets. The prior exception is replaced by an exception for the nonmonetary exchange of assets that will not significantly affect the future cash flows of the entity. This should result in financial statements that more accurately show the economics of the exchange. Specific to the oil and gas industry, gain or loss shall not be recognized at the time of the transaction in the pooling of assets designed to find, develop, or product oil or gas. This statement is effective for fiscal periods beginning after June 15, 2005. We do not expect this statement to materially affect the Company's financial position, results of operations, or cash flows.

Reclassification

Certain amounts in the financial statements have been reclassified to be consistent and comparable from year-to-year.

NOTE 2 - INVESTMENTS

At December 31, 2003, the Company owned 27,500 shares of C&K Capital Corporation Series A preferred stock. This investment did not have a readily determinable market price and was carried at cost. During 2004 this investment was redeemed at full face value of $275,000 along with interest due.

NOTE 3 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31,:

	2004	2003
Oil and Gas

Producing properties, including intangible drilling costs	$ 24,268,397	$ 18,112,289
Undeveloped properties	2,082,853	3,377,875
Lease and well equipment	8,041,522	6,753,535

	34,392,772	28,243,699
Accumulated depletion, depreciation and amortization	(10,897,900)	(7,577,027)

	23,494,872	20,666,672

Commercial and Other

Real estate, including furniture and fixtures	1,005,916	1,406,469
Vehicles	225,523	138,571
Furniture and equipment	2,142,871	1,249,787

	3,404,310	2,794,827
Accumulated depreciation	(762,111)	(557,733)

	2,642,199	2,237,094

	$ 26,137,071	$ 22,903,766

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

	2004	2003	2002

Acquisition	$ 3,217,409	$ 3,058,667	$ 824,537
Development	$ 2,388,723	$ 4,396,398	$ 2,484,994
Exploration	$ 9,831,881	$ 3,053,823	$ 4,359,792

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the two years ended December 31, are as follows:

	2004	2003	2002

Oil and gas sales	$ 10,892,574	$ 10,120,148	$ 4,930,278
Production related costs	(2,817,448)	(1,714,382)	(1,450,893)
Geological and geophysical expense	(321,983)	(209,622)	(28,566)
Depreciation, depletion and amortization	(3,714,271)	(2,418,922)	(1,694,027)

Results of operations from producing and
exploration activities	$ 4,038,872	$ 5,777,222	$ 1,756,792

NOTE 4 - ASSET RETIREMENT OBLIGATION

In June 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable (as defined by the standard), with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset. The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the company's credit-adjusted risk-free interest rate. The provisions of this statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, development, and operation of a long-lived asset.

The company adopted SFAS 143 as of January 1, 2003. The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record a $157,185 increase in the carrying values of proved properties and a $188,007 increase in noncurrent abandonment liabilities. The net impact of these items was to record $41,301, net of tax, as a cumulative effect adjustment of a change in accounting principle in our Statement of Income for 2004. The asset obligation relates to costs to plug and abandon oil and gas properties of the Company.

	2004	2003
Asset retirement obligation
Beginning of the year	$(195,712)	$(188,007)
Liabilities incurred during the period	(73,804)	-
Settlements	31,694	-
Accretion expense	(64,113)	(7,705)
Revisions in estimated cash flow	35,473	-
Asset retirement obligation
End of year	$(266,462)	$(195,712)

The following pro-forma financial information summarizes the impact of Statement 143 on 2002 financial information as if the statement had been applied retroactively to January 1, 2002:

	December 31, 2002
	As reported	Pro-forma
Operating loss	$ (87,122)	$ (128,423)
Net Income	(137,036)	(178,337)
Loss per common share - basic	(0.02)	(0.03)
Loss per common share - diluted	(0.02)	(0.03)

NOTE 5 - TURNKEY DRILLING CONTRACTS

Royale Energy receives funds under turnkey drilling contracts, which require Royale Energy to drill oil and gas wells within a reasonable time period from the date of receipt of the funds. As of December 31, 2004 and 2003, Royale Energy had recorded deferred turnkey drilling revenue associated with undrilled wells of $5,279,417 and $4,034,881, respectively, as a current liability.

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

The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Principles (see Note 1).

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for 2004 and 2003:

Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
Year Ended December 31, 2004
Revenues from External Customers	$ 10,892,574	$ 13,269,996	$ 24,162,570

Supervisory Fees	$ 1,712,673	$ -	$ 1,712,673

Interest Revenue	$ 69,113	$ -	$ 69,113

Interest Expense	$ 136,525	$ 136,525	$ 273,050

Expenditures for Segment Assets	$ 6,580,446	$ 11,826,360	$ 18,406,806

Depreciation, Depletion, and Amortization	$ 3,528,557	$ 185,714	$ 3,714,271

Lease Impairment	$ 25,707	$ 25,707	$ 51,414

Income Tax	$ 653,031	$ 653,032	$ 1,306,063

Total Assets	$ 42,548,669	$ -	$ 42,548,669

	Oil and Gas Producing And Exploration	Turnkey Drilling Services	Total

Net Income	$ 1,718,987	$ 473,765	$ 2,192,752

Year Ended December 31, 2003
Revenues from External Customers	$ 10,120,148	$ 11,966,860	$ 22,087,008

Supervisory Fees	$ 1,134,116	$ -	$ 1,134,116

Interest Revenue	$ 44,013	$ -	$ 44,013

Interest Expense	$ 97,499	$ 97,498	$ 194,997

Expenditures for Segment Assets	$ 4,801,248	$ 8,320,753	$ 13,122,001

Depreciation, Depletion, and Amortization	$ 2,306,200	$ 112,722	$ 2,418,922

Lease Impairment	$ 434,996	$ 434,995	$ 869,991

Income Tax (Benefit)	$ 1,108,503	$ 1,108,502	$ 2,217,005

Cumulative Effect of Accounting Change	$ (20,651)	$ (20,650)	$ (41,301)

Total Assets	$ 35,670,504	$ -	$ 35,670,504

Net Income (Loss)	$ 2,529,180	$ 1,871,740	$ 4,400,920

Year Ended December 31, 2002

Revenues from External Customers	$ 4,930,278	$ 6,890,431	$ 11,820,709

Supervisory Fees	$ 583,637	$ -	$ 583,637

Interest Revenue	$ 35,543	$ -	$ 35,543

Interest Expense	$ 52,703	$ 52,702	$ 105,405

Expenditures for Segment Assets	$ 3,769,970	$ 6,466,791	$ 10,236,761

Depreciation, Depletion, and Amortization	$ 1,615,130	$ 78,897	$ 1,694,027

Lease Impairment	$ 298,111	$ 298,111	$ 596,222

Income Tax (Benefit)	$ (27,745)	$ (27,746)	$ (55,491)

Total Assets	$ 23,300,727	$ -	$ 23,300,727

Net Income (Loss)	$ (158,711)	$ 21,675	$ (137,036)

NOTE 7 - LONG-TERM DEBT

	2004	2003

Revolving line of credit secured by oil and gas properties, with a maximum available of $5,750,000 issued by Guaranty Bank, FSB for the purposes of refinancing Royale's existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes. The agreement was entered into on January 21, 2003. Interest is at Guaranty Bank's base rate plus .75%, resulting in a rate of 6.0% at December 31, 2004, payable monthly with borrowing base reductions of $125,000 commencing on February 1, 2003. All unpaid principal and interest is payable at maturity on January 21, 2006.

	$ 5,472,500	$ 4,390,000

Term Note (Secured by Deed of Trust), dated March 17, 2004, in the original principal amount of $1,0000,000, executed by Royale Energy, Inc., payable to the order of Guaranty Bank, FSB. Monthly payments of principal and interest are $9,000 per month with all unpaid principal and interest due on March 17,2007.	$ 575,086	$ -

Total Long Term Debt	$ 6,047,586	$ 4,390,000

Less Current Maturity	$ (69,944)	$ -

Long Term Debt Less Current Portion	$ 5,977,642	$ 4,390,000

Under the terms of the agreement, the Company is required to have a positive net worth not less than $8,188,000 as of September 30, 2002, plus 50% of positive quarterly net income thereafter, debt service coverage not less than 1.25:1, current ratio not less than 1:1, debt and lien restrictions, and dividend and distribution restrictions. The Company was in compliance with the terms of this agreement at December 31, 2004.

Maturities of long-term debt for years subsequent to December 31, 2004 are as follows:

Year Ended
December 31,

2005	$ 69,944
2006	$ 5,547,500
2007	$ 430,142
$ 6,047,586

NOTE 8 - INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Significant components of the Company's deferred assets and liabilities at December 31, 2004 and 2003, respectively, are as follows:

F-22

	2004	2003	2002
Deferred Tax Assets:
Statutory Depletion Carry Forward	$ 816,270	$ 984,595	$ 342,000
Capital Loss / AMT Credit Carry Forward	133,023	21,357	-
Allowance for Doubtful Accounts	206,045	-	-

	1,155,338	1,005,952	342,000

Deferred Tax Liabilities:
Oil and Gas Properties and Fixed Assets	4,138,317	3,028,030	-

Net Deferred Tax Liability	$ 2,982,979	$ 2,022,078	$ -

The Company had statutory percentage depletion carry forwards of approximately $2,366,000 and $2,885,000 at December 31, 2004 and 2003 respectively. The depletion has no expiration date. The Company also has a capital loss carryforward of approximately $41,000 and $65,000 at December 31, 2004 and 2003, respectively.

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the statutory income tax rates at December 31, 2004 and 2003, respectively, to pretax income is as follows:

	2004	2003	2002

Tax (benefit) computed at statutory rate	$ 1,207,874	$ 2,264,137	$ (65,459)

Increase (decrease) in taxes resulting from:
Net operating loss carryforwards used	-	(447,426)	-
State tax / percentage depletion / other	93,987	398,811	9,968
Other non deductible expenses	4,202	1,483	-

Provision (benefit)	$ 1,306,063	$ 2,217,005	$ 55,491

Effective Tax Rate	37.3%	33.5%	28.8%

The components of the Company's tax provision are as follows:

	2004	2003	2002

Current tax provision (benefit) - federal	$ 125,003	$ 79,927	$ (55,491)
Current tax provision (benefit) - state	14,113	115,000	-
Deferred tax provision (benefit - federal	1,048,561	1,819,870	-
Deferred tax provision (benefit) - state	118,386	202,208	-

Total provision	$ 1,306,063	$ 2,217,005	$ (55,491)

Of the 2003 tax provision, $13,836 was attributable to the cumulative effect of the FAS 143 accounting change.

NOTE 9 - REDEEMABLE PREFERRED STOCK

In 1993, Royale Energy's Board of Directors authorized the issuance of 259,250 shares of Series A Convertible Preferred Stock, which were sold through a private placement offering. The Series A Convertible Preferred Stock was offered in units. Each unit consisted of 25,000 shares of Series A Convertible Preferred Stock and a 0.1% interest in the distributions of the Royale Energy Income Trust, to be formed. Royale Energy had the right to sell fractional units. The Series A Convertible Preferred Stock has a stated value of $4 per share and provides shareholders with a one time 10% cash dividend payable thirty days after the expiration of one year from the date of purchase. The cash dividend has been paid on all outstanding shares at December 31, 1994. The Board authorized a 15% stock dividend to shareholders of record on May 31, 2002 and increased the number of Series A Preferred shares by 1,475. In addition, on May 1, 2003, the Board authorized a 15% stock dividend to shareholders of record on that date payable in equal monthly installments beginning with the quarter ending June 30, 2003. This dividend increased the number of Series A Preferred shares by 385 for the period ending December 31, 2003 and has been retroactively restated to reflect the 3rd quarterly stock dividend paid in January 2004. On March 31, 2004, the fourth and final of these installments was made resulting in 172 shares being issued. On March 23, 2004, the Board of Directors declared a 28% stock split, which was distributed to shareholders on June 30, 2004. As a result, the Series A Preferred shares increased by 1,339.

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

On October 28, 1993, Royale Energy's Series A Convertible Preferred Stock shareholders were made a one time offer to convert their Series A Convertible Preferred Stock to common stock. This conversion would be at one share of common stock for each share of Series A Convertible Preferred Stock, rather than at the original conversion price of $4 per share. This conversion would not affect the shareholders' rights and incentives in the Royale Energy Income Trust. As of December 31, 2003 and 2002, 233,011 shares of Series A Convertible Preferred Stock had been converted to 202,723 shares of common stock. No conversions were made in 2004.

NOTE 10 - SERIES AA PREFERRED STOCK

In April 1992, Royale Energy's Board of Directors authorized the sale of Series AA Convertible Preferred Stock. Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to Series A Convertible Preferred Stockholders. The Series AA Convertible Preferred Stock does not have the right of redemption at the shareholders' option. As of December 31, 2003 and 2002, there were 43,240 and 48,581 shares issued and outstanding. The Board authorized a 15% stock dividend to shareholders of record on May 31, 2002 and increased the number of Series AA Preferred shares by 6,466. In addition, on May 1, 2003, the Board authorized a 15% stock dividend to shareholders of record on that date payable in equal monthly installments beginning with the quarter ending June 30, 2003. This dividend increased the number of Series AA Preferred shares by 3,701 for the period ending December 31, 2003 and has been retroactively restated to reflect the 3rd quarterly stock dividend paid in

January 2004. On March 31, 2004, the fourth and final of these installments was made resulting in 1,619 shares being issued. On March 23, 2004, the Board of Directors declared a 28% stock split, which was distributed to shareholders on June 30, 2004. As a result, the Series AA Preferred shares increased by 12,557. As of December 31, 2004, there were 57,416 shares issued and outstanding.

NOTE 11 - COMMON STOCK

Royale Energy's Board of Directors, at its December 1997 meeting, authorized the repurchase and cancellation of up to 15% of the outstanding common stock of Royale Energy. The Board also authorized a 15% stock dividend to shareholders of record on May 31, 2002. The number of common shares increased by 652,959 shares. The effect of the stock dividend decreased retained earnings by $4,472,769. In addition, on May 1, 2003, the Board of Directors authorized a 15% stock dividend to shareholders of record on that date with the dividend to be paid in equal quarterly installments beginning with the quarter ending June 30, 2003. The number of common shares increased by 585,924 shares after the third quarterly payment of the stock dividend. The effect of the stock dividend decreased retained earnings by $3,468,955 at December 31, 2003. On March 31, 2004, the fourth and final of these installments was made resulting in 221,049 shares being issued. On March 23, 2004, the Board of Directors declared a 28% stock split, which was distributed to shareholders on June 30, 2004. As a result, the number of common shares increased by 1,712,093.

The financial statements have been retroactively restated to reflect the stock split distributed in June 2004.

NOTE 12 - STOCK WARRANTS

Changes in Royale Energy's common stock warrants were as follows at December 31:

	2004	2003

Outstanding Warrants at Beginning of Period	340,514	304,909

15% Stock Dividend		35,605
Stock Reorganization	(340,514)	-

Outstanding Warrants at End of Period	-	340,514

On January 30, 2004, we issued a net 295,801 shares of common stock to Royale Petroleum Corporation, which is owned by our president, Donald H. Hosmer, and our Executive Vice President and Chief Financial Officer, Stephen M. Hosmer, upon exercise of options and warrants. The options and warrants were exercised in cashless exercises in which stock equal to the total exercise price of the securities was in effect withheld from the amount issued on exercise, based on the 5 day average closing price of the common stock for 5 days prior to exercise ($10.996 per share). Royale Petroleum Corporation exercised options and warrants to buy a total of 340,514 shares, bearing exercise prices from $1.02 to $2.03 per share, for the shares, for an aggregate consideration paid equal to $422,923. These shares were issued in reliance on the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933.

NOTE 13 - OPERATING LEASES

Royale Energy occupies office space through the use of two leases, one for their office in San Diego, CA and one for an office in Woodland, CA. The San Diego lease is under a 120 month noncancellable lease contract, which expires in July 2015. The San Diego lease calls for monthly payments ranging from

$27,010 to $35,241, and the Woodland lease calls for monthly payments of $275. Future minimum lease obligations as of December 31, 2004 are as follows:

Year Ended
December 31,

2005	$ 215,804
2006	333,839
2007	343,854
2008	354,169
2009	364,795
Thereafter	2,248,936

Total	$ 3,861,397

Rental expense for the years ended December 31, 2004 and 2003, was $298,165 and $244,041, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

Donald H. Hosmer, Royale Energy's president, owns 12.99% of Royale Energy common stock. Donald H. Hosmer is the brother of Stephen M. Hosmer, and son of Harry E. Hosmer.

Stephen M. Hosmer, Royale Energy's executive vice president and chief financial officer, owns 15.81% of Royale Energy common stock. Stephen M. Hosmer is the brother of Donald H. Hosmer and son of Harry E. Hosmer.

Harry E. Hosmer, Royale Energy's former president and former chief executive officer, owns 9.93% of Royale Energy common stock. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer. Donald H. Hosmer and Stephen M. Hosmer are also officers and directors of Royale Energy.

The Board of Directors adopted a policy in 1989 that permits directors and officers of the Company to purchase from the Company, at the Company's actual costs, up to one percent of a fractional interest in any well to be drilled by the Company. Current and former officers and directors were billed $196,323 and $305,489 for their interests for the years ended December 31, 2004 and 2003, respectively. Under the Sarbanes-Oxley Act of 2002, these amounts can no longer be billed to officers and directors. Instead, these amounts are either collected in advance or paid to officers as compensation.

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

At the March 10, 1995 Board of Directors meeting, directors and executive officers of Royale Energy were granted 154,000 options to purchase common stock at an exercise or base price of $1.90 per share. These options were granted for a period of ten years, and may be exercised after the second anniversary of the grant. Royale Energy applies APB Opinion 25 and related interpretations in accounting for its plans. Royale Energy did not grant stock options during 2004, 2003 or 2002.

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

On May 1, 2003, the number of remaining options of 104,478 increased to 114,439 outstanding and the price increased from $0.83 per share to $1.79 per share due to the reinstatement of shares, repurchase of options from employees/directors and the declaration of the 15% stock dividend, which is being paid in equal quarterly installments.

A summary of the status of Royale Energy's stock option plan as of December 31, 2004 and 2003, and changes during the years ending on those dates is presented below:

	2004		2003
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Fixed Options
Outstanding at Beginning of Year	114,439	$ 1.51	104,477	$ 1.79
Stock Dividends and Splits	35,849		13,622
Reinstated	19,996		39,675
Exercised	(33,141)		(43,335)
Expired or Ineligible	-		-

Outstanding at End of Year	137,143	$ 1.13	114,439	$ 1.51

Options Exercisable at Year End	137,143	$ 1.13	114,439	$ 1.51

Weighted-average Fair Value of Options
Granted During the Year	-		-

The following table summarizes information about fixed stock options outstanding at December 31, 2004 and 2003:

		Weighted-			Weighted-
	Number	Average		Number	Average
	Outstanding at	Remaining	Weighted-	Outstanding at	Remaining
Range of	December 31,	Contractual	Average	December 31,	Contractual
Exercise Prices	2004	Life (Years)	Exercise Price	2003	Life (Years)

$ 1.53	39,230	1	$ 1.53	34,685	2.0
$ 0.97	97,913	1	$ 0.97	79,754	1.9

$0.97 to $1.53	137,143	1	$0.97 to $1.53	114,439	1.4

NOTE 15 - SIMPLE IRA PLAN

In April 1998, the Company established a Simple IRA pension plan covering all employees. The Company will contribute a matching contribution to each eligible employee's Simple IRA equal to the employee's salary reduction contributions up to a limit of 3% of the employee's compensation for the year. The employer contribution for the years ending December 31, 2004 and 2003 were $46,043 and $42,875, respectively.

NOTE 16 - ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the continuing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy's business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance and remediation costs in 2004 or 2003.

Royale Energy is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of Royale Energy.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

None

NOTE 18 - CONCENTRATIONS OF CREDIT RISK

The Company owns one property, Victor Ranch, which comprises 8.1% of the Company's entire gas reserves.

The Company bids its gas sales on a month to month basis and generally sells to a single customer without commitment to future gas sales to any particular customer.

The Board of Directors
Royale Energy, Inc.

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL INFORMATION

Our report on our audit of the basic financial statements of Royale Energy, Inc. appears on page F-2. The audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental material presented in the following section of this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the required supplementary information. However, we did not audit the information and express no opinion on it.

Sprouse & Anderson, LLP
February 18, 2005

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

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent engineering consultants for the years ended December 31, 2004 and 2003. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2004, 2003 and 2002 and changes in such quantities during each of the years then ended, were as follows:

	2004		2003		2002
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Proved developed and undeveloped reserves:

Beginning of period	158,000	11,850,000	125,000	12,785,000	8,000	13,161,000
Revisions of previous estimates	(54,873)	(2,471,397)	9,614	(2,384,534)	(4,790)	(2,398,215)
Production	(20,017)	(1,870,250)	(22,160)	(1,915,784)	(7,617)	(1,585,578)
Extensions, discoveries and improved recovery	233,890	4,482,054	45,546	3,365,318	129,407	3,607,793
Purchase of minerals in place	-	633,593	-	-	-	-

Proved reserves end of period	317,000	12,624,000	158,000	11,850,000	125,000	12,785,000

F-30

	2004		2003		2002
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Proved developed reserves:

Beginning of period	137,000	9,390,000	50,000	9,719,000	8,000	11,245,000

End of period	146,000	8,135,000	137,000	9,390,000	50,000	9,719,000

These estimates were determined using gas prices at December 31, 2004 ranging from $5.38 per MCF to $6.57 per MCF as applied on a field-by-field basis.

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves

The standardized measure of discounted future net cash flows is presented below for the two years ended December 31, 2004.

The future net cash inflows are developed as follows:

(1)	Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.
(2)	The estimated future production of proved reserves is priced on the basis of year-end prices.

(3)

The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce proved reserves, based on year-end estimates. Estimated future development cost by year are as follows:

2005	$ 3,813,000
2006	2,774,000
2007	1,022,000
Thereafter	856,000

Total	$ 8,465,000

(4)	The resulting future net revenue streams are reduced to present value amounts by applying a ten percent discount.

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

	2004	2003	2002

Standardized measure - beginning of year	$ 24,114,126	$ 17,214,894	$ 9,013,270

Sales of oil and gas produced, net of production costs	(6,766,942)	(6,995,490)	(3,354,837)

Revisions of previous quantity estimates	(7,036,581)	(5,584,153)	(8,166,182)
Net changes in prices and production costs	5,498,228	7,651,000	13,271,000

Sales of minerals in place	-	-	(19,000)
Purchases of minerals in place	2,009,099	-	-

Extensions, discoveries and improved recovery	17,595,769	9,135,768	6,847,748

Accretion of discount	3,224,700	5,648,921	3,118,824

Net change in income tax	(4,357,282)	(2,956,814)	(3,495,929)

Net increase (decrease)	10,166,992	6,899,232	8,201,624

Standardized measure - end of year	$ 34,281,118	$24,114,126	$17,214,894

Future Development Costs

In order to realize future revenues from our proved reserves estimated in our reserve report, it will be necessary to incur future costs to develop and produce the proved reserves. The following table estimates the costs to develop and produce our proved reserves in the years 2005 through 2007.

Future development cost of:	2005	2006	2007
Proved developed reserves	$ 176,700	$ 48,335	$ 19,646
Proved non-producing reserves	307,056	26,590	2,470
Proved undeveloped reserves	3,329,132	2,699,500	999,750

Total	$ 3,812,888	$ 2,774,425	$1,021,866

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

Additional data relating to Royale Energy's oil and natural gas properties is disclosed in Supplemental Information About Oil and Gas Producing Activities (Unaudited), attached to Royale Energy's Financial

Statements, beginning on page F-1. The oil and natural gas reserve information disclosed in the supplement to the financial statements are based upon the reserve reports for the years ended December 31, 2004 and 2003, prepared by Royale Energy's independent reserve engineering consultants.

Historic Development Costs for Proved Reserves

In each year we expend funds to drill and develop some of our proved undeveloped reserves. The following table summarizes our historic costs incurred in each of the past three fiscal years to drill and develop reserves that were classified as proved undeveloped reserves as of December 31 of the immediately preceding year:

2004	$2,881,835
2003	$2,307,108
2002	$1,155,391

