Form 10-Q
period 2005-03-31
ROYALE ENERGY INC
filed 2005-05-16
CIK 864839

As filed with the SEC on May 16, 2005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of Small Business Issuer in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500
San Diego, CA 92108
(Address of principal executive offices)
Issuer's telephone number: 619-881-2800

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  [X]                 No  [   ]

At March 31, 2005, a total of 7,839,223 shares of registrant's common stock were outstanding.

-ii-

PART I. FINANCIAL CONDITION

Item 1. Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$ 2,843,388	$ 7,627,045
Accounts receivable	3,877,892	3,903,941
Other current assets	2,352,291	3,570,850
Deferred tax asset	1,155,338	1,155,338
Inventory	459,851	147,478

Total Current Assets	10,688,760	16,404,652

Investments	6,946	6,946

Oil and Gas Properties at cost, (successful efforts
basis), Equipment and Fixtures	29,248,112	26,137,071

TOTAL ASSETS:	$ 39,943,818	$ 42,548,669

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 8,828,420	$ 9,628,066
Current portion of long-term debt	76,590	69,944
Deferred revenue from turnkey drilling	4,493,337	5,279,417
Total Current Liabilities	13,398,347	14,977,427

Long-Term Liabilities
Asset retirement obligation	268,841	266,462
Deferred income taxes	4,138,317	4,138,317
Long-term debt, net of current portion	5,081,325	5,977,642
Total Long-Term Liabilities	9,488,483	10,382,421

Total Liabilities	22,886,830	25,359,848

Redeemable Preferred Stock
Series A, convertible preferred stock, no par value, 259,250 shares authorized; 6,122 and 6,122 shares issued and outstanding respectively	11,589	11,589

Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares, issued and outstanding 7,859,223 and 7,859,223 shares issued; 7,839,223 and 7,839,223 shares outstanding respectively	19,591,039	19,591,039
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 57,416 and 57,416 shares issued and outstanding, respectively	167,979	167,979
Accumulated (Deficit)	(2,632,474)	(2,500,641)

Total paid in capital and accumulated deficit	17,126,544	17,258,377
Less cost of treasury stock, 20,000 and 20,000 shares	(97,906)	(97,906)
Paid in capital, treasury stock	16,761	16,761

Total Stockholders' Equity	17,056,988	17,188,821

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:	$ 39,943,818	$ 42,548,669

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Revenues
Sale of oil and gas	$ 2,358,582	$ 3,273,498
Turnkey drilling	2,904,544	1,915,436
Supervisory fees and other	289,489	324,344

Total Revenues	5,552,615	5,513,278

Costs and Expenses
General and administrative	1,042,423	1,019,993
Turnkey drilling and development	2,531,436	1,227,769
Lease operating	709,142	539,839
Lease impairment	8,182	0
Legal and accounting	88,986	95,012
Marketing	328,527	358,699
Depreciation, depletion and amortization	861,525	759,554

Total Costs and Expenses	5,570,221	4,000,866

Income (Loss) from Operations	(17,606)	1,512,412

Other Expense
Interest expense	78,294	59,393

Income Before Income Tax Expense	(95,900)	1,453,019
Income Tax Expense	35,933	491,394

Net Income (Loss)	$ (131,833)	$ 961,625

Diluted Earnings Per Share	$ (0.02)	$ 0.14

Basic Earnings Per Share	$ (0.02)	$ 0.14

See notes to Consolidated Financial Statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (131,833)	$ 961,625
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, depletion and amortization	861,525	759,554
Lease impairment	8,182	-
Decrease in:
Accounts receivable	26,049	218,739
Prepaid expenses and other assets	906,186	22,110
Increase (decrease) in:
Accounts payable and accrued expenses	(799,646)	(2,919,672)
Deferred revenues - DWI	(786,080)	235,419

Net Cash Provided by Operating Activities	$ 84,383	(722,225)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties and
other capital expenditures	(3,978,369)	(2,190,809)

Net Cash Provided (Used) by Investing Activities	(3,978,369)	(2,190,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	(889,671)	2,193,037
Repurchase of stock options	-	(286,356)

Net Cash Provided (Used) by Financing Activities	(889,671)	1,906,681

Net (decrease) in cash and cash equivalents	(4,783,657)	(1,006,353)

Cash at beginning of period	7,627,045	4,877,618

Cash at end of period	$ 2,843,388	$ 3,871,265

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 54,958	$ 52,693

Cash paid for taxes	$ 285,933	$ 184,174

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

Note 2 - Earnings Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:
	For the Quarter Ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ (131,833)	7,839,223	$ (0.02)
Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	149,337	(0.00)

Net income available to common stock	$ (131,833)	7,988,560	$ (0.02)

	For the Quarter Ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 961,625	6,904,538	$ 0.14
Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	141,990	(0.00)

Net income available to common stock	$ 961,625	7,046,528	$ 0.14

The number of common shares for the quarter ended March 31, 2004, has been retroactively restated to reflect the issuance of quarterly stock dividends during 2004.

Note 3 - Oil and Gas Properties, Equipment and Fixtures

Oil and gas properties, equipment and fixtures consist of the following:

	March 31, 2005	December 31, 2004
Oil and Gas
Producing properties, including drilling costs	$ 26,369,738	$ 24,268,397
Undeveloped properties	3,978,920	2,082,853
Lease and well equipment	8,499,419	8,041,522
	38,848,077	34,392,772
Accumulated depletion, depreciation & amortization	(11,712,408)	(10,897,900)
	27,135,669	23,494,872
Commercial and Other
Real estate, including furniture and fixtures	$ 503,344	$ 1,005,916
Vehicles	255,523	255,523
Furniture and equipment	2,168,209	2,142,871
	2,927,076	3,404,310
Accumulated depreciation	(814,633)	(762,111)
	2,112,443	2,642,199

	$ 29,248,112	$ 26,137,071

Item 2. Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

Results Of Operations for the Three Months Ended March 31, 2005, as Compared to the Three Months Ended March 31, 2004

For the quarter ended March 31, 2005, we had a net loss of $131,833, a $1,093,458 or 113.7% decrease compared to the net profit of $961,625 achieved during the same quarter in 2004. We attribute this to several factors, including a decrease in oil and natural gas production, increased turnkey drilling costs and increased depletion rates. Total revenues for the quarter in 2005 were $5,552,615, an increase of $39,337 or 0.71% from the total revenues of $5,513,278 during the first quarter of 2004.

In the first quarter 2005, revenues from oil and gas production decreased by 28.0% to $2,358,582 from $3,273,498, due to a decrease in oil and natural gas production. The net sales volume of natural gas for the quarter ended March 31, 2005, was approximately 370,126 Mcf with an average price of $5.97 per Mcf, versus 597,669 Mcf with an average price of $5.15 per Mcf for the same quarter in 2004. This represents a decrease in net sales volume of 227,543 Mcf or 38.1%. The net sales volume for oil and condensate (natural gas liquids) production was 3,659 barrels with an average price of $40.40 per barrel for the quarter ended March 31, 2005, compared to 6,240 barrels at an average price of $30.41 per barrel for the quarter in 2004. This represents a decrease in net sales volume of 2,581 barrels, or 41.4%.

Oil and natural gas lease operating expenses increased by $169,303, or 31.4%, to $709,142 for the quarter ended March 31, 2005, from $539,839 for the quarter in 2004. This increase was mainly due to higher workover and perforating costs incurred during the period in 2005, in order to increase production on some of our existing wells.

For the quarter ended March 31, 2005, turnkey drilling revenues increased $989,108 or 51.6%, to $2,904,544 from $1,915,436 in the same quarter 2004. We also had a $1,303,667 or 106.2% increase in turnkey drilling and development costs to $2,531,436 in 2005 from $1,227,769 in 2004. The increases in turnkey drilling revenues and costs were mainly due to an increase in the number of wells drilled. We drilled four wells during the quarter in 2005, compared two wells drilled during the quarter in 2004.

We periodically review for impairment our proved properties on a field-by-field basis and charge impairments of value to expense. Impairment losses of $8,182 were recorded in the first quarter of 2005. No impairments were recorded during the period in 2004.

The aggregate of supervisory fees and other income was $289,489 for the quarter ended March 31, 2005, a decrease of $34,855 (10.8%) from $324,344 during the quarter in 2004. This decrease was due to lower cost recovery fees on facilities received due to the decrease in natural gas production.

Depreciation, depletion and amortization expense increased to $861,525 from $759,554, an increase of $101,971 or 13.4%, for the quarter ended March 31, 2005, as compared to the same period in 2004. The depletion rate is calculated using production as a percentage of reserves. This increase in depletion expense was mainly due to an increase in the depletion rate because of higher rates of production during 2004 when compared to total reserves and an increase in the number of oil and gas assets that we own.

General and administrative expenses increased by $22,430 or 2.2%, from $1,019,993 for the quarter ended March 31, 2004 to $1,042,423 for the quarter in 2005. This increase was due to increased employee salaries and related expenses, taxes and insurance. Legal and accounting expense decreased to $88,986 for the period, compared to $95,012 for quarter in 2004, a $6,026 or 6.3% decrease, mainly due to a decrease in litigation fees. Marketing expense for the quarter ended March 31, 2005 decreased $30,172, or 8.4%, to $328,527, compared to $358,699 for the quarter in 2004. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Interest expense increased to $78,294 for the quarter ended March 31, 2005, from $59,393 for the same period in 2004, an increase of $18,901 or 31.8%. This increase was mainly due to the higher interest rate on our commercial bank credit line, which increased from 4.75% at March 31, 2004 to 6.5% at March 31, 2005.

During the first quarter in 2005 our income tax expense decreased to $35,933 from $491,394 during the period in 2004, a $455,461 decrease, mainly due to the decrease in our net income.

Capital Resources and Liquidity

At March 31, 2005, Royale Energy had current assets totaling $10,688,760 and current liabilities totaling $13,398,347, a $2,709,587 working capital deficit. We had cash and cash equivalents at March 31, 2005 of $2,843,388 compared to $7,627,045 at December 31, 2004. During the three months ended March 31, 2005, we repaid approximately $889,671 on our commercial bank credit line and loan.

We have a revolving line of credit under a loan agreement with Guaranty Bank, FSB, which is secured by all of our oil and gas properties. At March 31, 2005, we had outstanding indebtedness of $4,775,000, compared to $5,472,500 at December 31, 2004. Our loan from Guaranty Bank, FSB, secured by our non-oil and gas real estate assets, had outstanding indebtedness of approximately $382,915 on March 31, 2005 compared to $575,086 at December 31, 2004.

At March 31, 2005, our accounts receivable totaled $3,877,892 compared to $3,903,941 at December 31, 2004, a $26,049 (0.67%) decrease, primarily due to a decrease in oil ang gas receivables for the quarter in 2005. At March 31, 2005, our accounts payable and accrued expenses totaled $8,828,420, a decrease of $799,646 or 8.3% over the accounts payable at December 31, 2004 of $9,628,066, mainly due to decreases in oil and natural gas revenue payables.

We ordinarily fund our operations and cash needs from cash flows generated from operations.

We believe that we have sufficient liquidity for the remainder of 2005 and do not foresee any liquidity demands that cannot be met from cash flow from operations.

Operating Activities. For the quarter ended March 31, 2005, cash provided by operating activities totaled $84,383 compared to $722,225 used by operating activities for the same period in 2004, a $806,608 increase. This was due to the decrease in net revenues from operations and a reduction in deferred revenues from turnkey drilling due to increased drilling.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $3,978,369 for the quarter in 2005, compared to $2,190,809 used by investing activities for the same period in 2004, a $1,787,560 or 81.6% increase in cash used. This increase was primarily due to four wells being drilled during the period in 2005 while two wells were drilled during the period in 2004.

Financing Activities. For the quarter ended March 31, 2005 cash used by financing activities was $889,671 compared to $1,906,681 provided by financing activities for the same period in 2004. This difference in cash provided was primarily due to repayments on our commercial bank credit line during the period in 2005 when compared to 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production. The prices we receive for oil and gas are closely related to worldwide prices for crude oil and spot prices paid for natural gas production. Prices have been volatile for the last few years, and we expect that volatility to continue. Monthly natural gas prices ranged from a low of $4.81 per mcf to a high of $6.43 per mcf during 2004. We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4. Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2005.

No significant changes occurred in our internal control over financial reporting during the quarter ended March 31, 2005.

PART II. OTHER INFORMATION

Item 6. Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification
31.2 Rule 13a-14(a)/15d-14(a) Certification
32.1 18 U.S.C. Section 1350 Certification
32.2 18 U.S.C. Section 1350 Certification

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: May 16, 2005	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Date: May 16, 2005	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer

