Form 10-Q
period 2005-06-30
ROYALE ENERGY INC
filed 2005-08-15
CIK 864839

As filed with the SEC on August 15, 2005 ______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500
San Diego, CA 92108
(Address of principal executive offices)
(Zip Code)
619-881-2800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  [X]     No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At June 30, 2005, a total of 7,850,451 shares of registrant's common stock were outstanding.

-ii-

PART I. FINANCIAL CONDITION

Item 1. Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$ 1,776,180	$ 7,627,045
Accounts receivable	3,114,278	3,903,941
Other current assets	2,797,918	3,570,850
Deferred tax asset	231,068	1,155,338
Inventory	409,025	147,478

Total Current Assets	8,328,469	16,404,652

Investments	6,946	6,946

Oil and Gas Properties at cost, (successful efforts
basis), Equipment and Fixtures	30,790,078	26,137,071

TOTAL ASSETS:	$ 39,125,493	$ 42,548,669

See notes to Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 8,099,460	$ 9,628,066
Current portion of long-term debt	88,613	69,944
Deferred revenue from turnkey drilling	4,014,944	5,279,417
Total Current Liabilities	12,203,017	14,977,427

Long-Term Liabilities
Asset retirement obligation	271,450	266,462
Deferred income taxes	3,214,047	4,138,317
Long-term debt, net of current portion	6,274,585	5,977,642
Total Noncurrent Liabilities	9,760,082	10,382,421

Total Liabilities	21,963,099	25,359,848

Redeemable Preferred Stock
Series A, convertible preferred stock, no par value, 259,250 shares authorized; 6,122 and 6,122 shares issued and outstanding respectively	11,589	11,589

Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares, issued and outstanding 7,870,451 and 7,859,223 shares issued; 7,850,451and 7,839,223 shares outstanding respectively	19,432,374	19,591,039
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 57,416 and 57,416 shares issued and outstanding, respectively	167,979	167,979
Accumulated (Deficit)	(2,368,403)	(2,500,641)

Total paid in capital and accumulated deficit	17,231,950	17,258,377
Less cost of treasury stock, 20,000 and 20,000 shares	(97,906)	(97,906)
Paid in capital, treasury stock	16,761	16,761

Total Stockholders' Equity	17,162,394	17,188,821

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:	$ 39,125,493	$ 42,548,669

See notes to Financial Statements -2-

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2005 (Unaudited)	2004 (Unaudited)	2005 (Unaudited)	2004 (Unaudited)
Revenues:
Sale of oil and gas	$ 2,309,334	$ 2,806,751	$ 4,667,916	$ 6,080,249
Turnkey drilling	3,382,322	3,136,801	6,286,866	5,052,237
Supervisory fees and other	368,079	448,848	657,568	773,191

Total Revenues	6,059,735	6,392,400	11,612,350	11,905,677

Costs and Expenses:
General and administrative	1,232,766	966,544	2,275,189	1,986,537
Turnkey drilling and development	2,000,383	1,901,043	4,531,819	3,128,812
Lease operating	1,092,286	996,533	1,801,428	1,536,372
Lease impairment	-	-	8,182	-
Legal and accounting	64,540	203,480	153,526	298,492
Marketing	381,380	337,177	709,907	695,876
Depreciation, depletion & amortization	885,886	832,136	1,747,411	1,591,689

Total Costs and Expenses	5,657,241	5,236,913	11,227,462	9,237,778

Income from Operations	402,494	1,155,487	384,888	2,667,899

Other Expense:
Interest expense	107,740	80,375	186,034	139,768

Income before Income Tax Expense	294,754	1,075,112	198,854	2,528,131
Income Tax Provision	30,683	355,530	66,616	846,924

Net Income	$ 264,071	$ 719,582	$ 132,238	$ 1,681,207

Diluted Earnings Per Share	$ 0.03	$ 0.09	$ 0.02	$ 0.21

Basic Earnings Per Share	$ 0.03	$ 0.09	$ 0.02	$ 0.21

See notes to Financial Statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 132,238	$ 1,681,207
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, depletion and amortization	1,747,411	1,591,689
Lease impairment	8,182	-
Decrease in:
Accounts receivable	789,663	638,595
Prepaid expenses and other assets	1,435,655	235,337
Increase (decrease) in:
Accounts payable and accrued expenses	(1,528,606)	(1,736,688)
Deferred revenues - DWI	(1,264,473)	1,331,204
Deferred income taxes	(924,270)	754,317

Net Cash Provided by Operating Activities	$ 395,800	4,495,661

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties and
other capital expenditures	(6,403,612)	(4,743,438)

Net Cash (Used) by Investing Activities	(6,403,612)	(4,743,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	315,612	1,553,854
Repurchase of stock options	(158,665)	(286,356)

Net Cash Provided (Used) by Financing Activities	156,947	1,267,498

Net increase (decrease) in cash and cash equivalents	(5,850,865)	1,019,721

Cash at beginning of period	7,627,045	4,877,618

Cash at end of period	$ 1,776,180	$ 5,897,339

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 171,243	$ 135,568

Cash paid for taxes	$ 369,010	$ 337,892
See notes to Financial Statements

ROYALE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The results of operations for the six-month period are not, in management's opinion, indicative of the results to be expected for a full year of operations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

Note 2 - Earnings Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Six Months Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 132,238	7,857,396	$ 0.02

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	105,422	0.00

Net income available to common stock	$ 132,238	7,962,818	$ 0.02

	For the Six Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 1,681,207	7,865,331	$ 0.21

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	145,143	0.00

Net income available to common stock	$ 1,681,207	8,010,474	$ 0.21

Note 3 - Oil and Gas Properties, Equipment and Fixtures

Oil and gas properties, equipment and fixtures consist of the following:

	June 30, 2005	December 31, 2004
Oil and Gas
Producing properties, including drilling costs	$ 27,799,664	$ 24,268,397
Undeveloped properties	4,833,319	2,082,853
Lease and well equipment	8,625,859	8,041,522
	41,258,842	34,392,772
Accumulated depletion, depreciation & amortization	(12,549,622)	(10,897,900)
	28,709,220	23,494,872
Commercial and Other
Real estate, including furniture and fixtures	$ 503,344	$ 1,005,916
Vehicles	255,523	255,523
Furniture and equipment	2,190,780	2,142,871
	2,949,647	3,404,310
Accumulated depreciation	(868,789)	(762,111)
	2,080,858	2,642,199

	$ 30,790,078	$ 26,137,071

Item 2. Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

Results of Operations

For the first six months of 2005, we had a net profit of $132,238, a $1,548,969 or 92.1% decrease compared to the net profit of $1,681,207 achieved during the first six months of 2004. We attribute this to several factors, including a decrease in oil and natural gas production, increased turnkey drilling costs and increased lease operating costs. We achieved a net profit of $264,071 for the second quarter of 2005, a decrease of $455,511 or 63.3%, from the 2004 second quarter net profit of $719,582. Total revenues for the six month period in 2005 were $11,612,350, a decrease of $293,327 or 2.5% from the total revenues of $11,905,677 during the period in 2004. Total revenues for the second quarter of 2005 decreased $332,665 or 5.2% from the second quarter 2004 revenues.

In the first six months of 2005, revenues from oil and gas production decreased by $1,412,333 or 23.2% to $4,667,916 from the 2004 revenues of $6,080,249, due to a decrease in oil and natural gas production. In the second quarter 2005, oil and gas revenue decreased $497,417 or 17.7% from the second quarter in 2004. The net sales volume of natural gas for the six months ended June 30, 2005, was approximately 717,692 Mcf with an average price of $6.13 per Mcf, versus 1,071,910 Mcf with an average price of $5.31 per Mcf for first six months in 2004. This represents a decrease in net sales volume of 354,218 Mcf or 33.1%. For the second quarter 2005, the average price increased $0.67 per Mcf and the net sales volume of natural gas decreased 116,112 Mcf, from 465,190 Mcf in the period in 2004 to 349,078 Mcf in 2005. The net sales volume for oil and condensate (natural gas liquids) production was 6,071 barrels with an average price of $43.75 per barrel for the first six months of 2005, compared to 11,707 barrels at an average price of $32.91 per barrel for the six months in 2004. This represents a decrease in net sales volume of 5,636 barrels, or 48.1%. For the second quarter in 2005, the average price for oil and condensate increased $10.41 per barrel and production decreased 2,718 barrels from the same quarter in 2004.

Oil and natural gas lease operating expenses increased by $265,056 or 17.3%, to $1,801,428 for the first six months of 2005, from $1,536,372 for the period in 2004. For the second quarter 2005, lease operating expenses increased $95,753 or 9.6% over the same period in 2004. The increases were mainly due to higher workover and perforating costs incurred during the period in 2005, in order to increase production on new and existing wells.

For the six months ended June 30, 2005, turnkey drilling revenues increased $1,234,629 or 24.4% to $6,286,866 from $5,052,237 in the same period in 2004. We also had a $1,403,007 or 44.8% increase in turnkey drilling and development costs to $4,531,819 in 2005 from $3,128,812 in 2004. Second quarter turnkey drilling revenues increased $245,521 (7.8%) and costs increased $99,340 (5.2%) over the quarter in 2004. The increases in turnkey drilling revenues and costs were mainly due to an increase in the number of wells drilled in 2005 when compared to 2004. We drilled seven developmental wells and one exploratory well during the first six months in 2005 versus three developmental and two exploratory wells during the period in 2004.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to expense. Impairment losses of $8,182 were recorded in the first six months of 2005. No impairments were recorded during the period in 2004.

The aggregate of supervisory fees and other income was $657,568 for six months ended June 30, 2005, a decrease of $115,623 (15%) from $773,191 during the period in 2004. For the quarter, other revenue decreased $80,769 as compared to the quarter in 2004. The decreases were due to lower cost recovery fees received on facilities due to the decrease in natural gas production.

Depreciation, depletion and amortization expense increased to $1,747,411 from $1,591,689, an increase of $155,722 (9.8%) for the six months ended June 30, 2005, as compared to the same period in 2004. During the second quarter these expenses increased $53,750 or 6.5% over the quarter in 2004. The depletion rate is calculated using production as a percentage of reserves. This increase in depletion expense was mainly due to an increase in the depletion rate because of higher rates of production when compared to total reserves and in the number of oil and gas assets that we own.

General and administrative expenses increased by $288,652 or 14.5%, from $1,986,537 for the six months ended June 30, 2004, to $2,275,189 for the period in 2005. Second quarter 2005 expenses were $266,222 higher than in 2004. This increase was due to increased employee salaries, travel and insurances. Legal and accounting expense decreased to $153,526 for the period, compared to $298,492 for period in 2004, a $144,966 or 48.6% decrease, mainly due to a decrease in litigation fees. For the quarter, legal and accounting expenses decreased $138,940 from the previous year. Marketing expense for the six months ended June 30, 2005, increased $14,031, or 2%, to $709,907, compared to $695,876 for the period in 2004. For the second quarter in 2005, marketing expenses increased $44,203 over the quarter in 2004. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Interest expense increased to $186,034 for the six months ended June 30, 2005, from $139,768 for the same period in 2004, a $46,266, or 33.1% increase. Interest expense also increased $27,365 for the second quarter in 2005 when compared to the period in 2004. This increase was mainly due to the higher interest rate on our commercial bank credit line, which increased from 4.75% at June 30, 2004 to 7.0% at June 30, 2005.

For the first six months of 2005 our income tax expense decreased to $66,616 from $846,924 during the period in 2004, a $780,308 decrease, mainly due to the decrease in our net income.

Capital Resources and Liquidity

At June 30, 2005, Royale Energy had current assets totaling $8,328,469 and current liabilities totaling $12,203,017, a $3,874,548 working capital deficit. We had cash and cash equivalents at June 30, 2005, of $1,776,180 compared to $7,627,045 at December 31, 2004. During the six months ended June 30, 2005, we drew approximately $527,500 from our credit line in order to meet our drilling schedule.

We have a revolving line of credit under a loan agreement with Guaranty Bank, FSB, which is secured by all of our oil and gas properties. At June 30, 2005 we had outstanding indebtedness of $6,000,000, compared to $5,472,500 at December 31, 2004. Unused available credit from this revolving line of credit totaled approximately $1,653,000 at June 30, 2005. Our loan from Guaranty Bank, FSB, secured by our non-oil and gas real estate assets, had outstanding indebtedness of approximately $363,198 on June 30, 2005 compared to $575,086 at December 31, 2004.

At June 30, 2005, our accounts receivable totaled $3,114,278 compared to $3,903,941 at December 31, 2004, a $789,663 (20.2%) decrease, primarily due to a decrease in oil and gas receivables for the period. At June 30, 2005, our accounts payable and accrued expenses totaled $8,099,460, a decrease of $1,528,606 or 15.9% from the accounts payable at December 31, 2004, of $9,628,066, mainly due to payments made to reduce our accounts payable and to decreases in oil and natural gas revenues payable.

We ordinarily fund our operations and cash needs from cash flows generated from operations. We believe that we have sufficient liquidity for the remainder of 2005 and do not foresee any liquidity demands that cannot be met from cash flow from operations.

Operating Activities. For the six months ended June 30, 2005, cash provided by operating activities totaled $395,800 compared to $4,495,661 for the same period in 2004, a $4,099,861 or 91.2% decrease. This decrease in cash provided was due to the decrease in oil and gas sales and the reduction in deferred revenues from turnkey drilling due to the increased drilling.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $6,403,612 for the period in 2005, compared to $4,743,438 used by investing activities for the same period in 2004, a $1,660,174 or 35% increase in cash used. This increase was primarily due to eight wells being drilled during the period in 2005 while five wells were drilled during the period in 2004.

Financing Activities. For the six months ended June 30, 2005 cash provided by financing activities was $156,947 compared to $1,267,498 provided by financing activities for the same period in 2004. This decrease in cash provided was primarily due to the decrease in borrowings on our commercial bank credit line during the period in 2005 when compared to 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production. The prices we receive for oil and gas are closely related to worldwide prices for crude oil and spot prices paid for natural gas production. Prices have been volatile for the last few years, and we expect that volatility to continue. Monthly natural gas prices ranged from a low of $6.03 per mcf to a high of $7.04 per mcf for the first six months of 2005. We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4. Controls and Procedures

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005.

No significant changes occurred in our internal control over financial reporting during the quarter ended June 30, 2005.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

One of our directors, Dr. Oscar A. Hildebrandt, exercised options on four occasions to purchase 39,228 shares of restricted common stock at an exercise price of $0.97 per share. These purchases were each made pursuant to the exemption from the registration requirements of the Securities Act of 1933 contained in Section 4(2) of that statute. The closing price of our common stock on Nasdaq NMS on the date of each exercise was $8.34 (8,000 shares purchased on February 17, 2005, $6.28 (10,000 shares purchased on April 15, 2005), $6.09 (11,228 shares purchased on April 22, 2005), and $8.14 (10,000 shares purchased on June 13, 2005).

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

ROYALE ENERGY, INC.

Date: August 15, 2005	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Date: August 15, 2005	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer

