Form 10-Q
period 2005-09-30
ROYALE ENERGY INC
filed 2005-11-15
CIK 864839

As filed with the SEC on November 14, 2005
_____________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005	Commission File No. 000-22750

ROYALE ENERGY, INC. (Exact name of registrant as specified in its charter)
California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At September 30, 2005, a total of 7,850,451 shares of registrant's common stock were outstanding.

-ii-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$ 3,035,534	$ 7,627,045
Accounts receivable	4,176,572	3,903,941
Other current assets	1,104,945	3,570,850
Deferred tax asset	231,068	1,155,338
Inventory	411,314	147,478

Total Current Assets	8,959,433	16,404,652

Investments	6,946	6,946

Oil and Gas Properties at cost, (successful efforts
basis), Equipment and Fixtures	32,884,459	26,137,071

TOTAL ASSETS:	$ 41,850,838	$ 42,548,669

See notes to Financial Statements -1-

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 11,341,278	$ 9,628,066
Current portion of long-term debt	89,905	69,944
Deferred revenue from turnkey drilling	3,105,084	5,279,417
Total Current Liabilities	14,536,267	14,977,427

Long-Term Liabilities
Asset retirement obligation	273,966	266,462
Deferred income taxes	3,214,047	4,138,317
Long-term debt, net of current portion	6,452,580	5,977,642
Total Noncurrent Liabilities	9,940,593	10,382,421

Total Liabilities	24,476,860	25,359,848

Redeemable Preferred Stock
Series A, convertible preferred stock, no par value, 259,250 shares authorized; 6,122 and 6,122 shares issued and outstanding respectively	11,589	11,589

Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares, 7,870,451 and 7,859,223 issued; 7,850,451 and 7,839,223 shares outstanding, respectively	19,432,374	19,591,039
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 57,416 and 57,416 shares issued and outstanding, respectively	167,979	167,979
Accumulated (Deficit)	(2,156,819)	(2,500,641)

Total paid in capital and accumulated deficit	17,443,534	17,258,377
Less cost of treasury stock, 20,000 and 20,000 shares	(97,906)	(97,906)
Paid in capital, treasury stock	16,761	16,761

Total Stockholders' Equity	17,373,978	17,188,821

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:	$ 41,850,838	$ 42,548,669

See notes to Financial Statements -2-

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005 (Unaudited)	2004 (Unaudited)	2005 (Unaudited)	2004 (Unaudited)
Revenues:
Sale of oil and gas	$ 2,797,765	$ 2,382,625	$ 7,465,681	$ 8,462,874
Turnkey drilling	3,325,241	3,140,414	9,612,107	8,192,651
Supervisory fees and other	326,810	301,990	984,378	1,075,181

Total Revenues	6,449,816	5,825,029	18,062,166	17,730,706

Costs and Expenses:
General and administrative	1,230,905	1,054,390	3,506,094	3,040,927
Turnkey drilling and development	2,359,630	1,437,970	6,891,449	4,566,782
Lease operating	781,236	703,822	2,582,664	2,240,194
Lease impairment	-	-	8,182	-
Legal and accounting	64,883	274,298	218,409	572,790
Marketing	468,078	440,308	1,177,985	1,136,184
Depreciation, depletion & amortization	1,099,409	956,175	2,846,820	2,547,864

Total Costs and Expenses	6,004,141	4,866,963	17,231,603	14,104,741

Income from Operations	445,675	958,066	830,563	3,625,965

Other Expense:
Interest expense	127,504	73,498	313,538	213,266

Income before Income Tax Expense	318,171	884,568	517,025	3,412,699
Income Tax Provision	106,587	181,707	173,203	1,028,631

Net Income	$ 211,584	$ 702,861	$ 343,822	$ 2,384,068

Diluted Earnings Per Share	$ 0.03	$ 0.09	$ 0.04	$ 0.34

Basic Earnings Per Share	$ 0.03	$ 0.09	$ 0.04	$ 0.34

See notes to Financial Statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 343,822	$ 2,384,068
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, depletion and amortization	2,846,820	2,547,864
Lease impairment	8,182	-
(Increase)Decrease in:
Accounts receivable	(272,631)	94,117
Prepaid expenses and other assets	3,126,339	464,045
Increase (decrease) in:
Accounts payable and accrued expenses	1,713,212	(2,027,259)
Deferred revenues - DWI	(2,174,333)	1,733,092
Deferred income taxes	(924,270)	752,349

Net Cash Provided by Operating Activities	$ 4,667,141	5,948,276

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties and
other capital expenditures	(9,602,390)	(5,576,607)
Investments	-	275,000

Net Cash (Used) by Investing Activities	(9,602,390)	(5,301,607)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	502,403	1,598,528
Repurchase of stock options	(158,665)	(286,356)

Net Cash Provided (Used) by Financing Activities	343,738	1,312,172

Net increase (decrease) in cash and cash equivalents	(4,591,511)	1,958,841

Cash at beginning of period	7,627,045	4,877,618

Cash at end of period	$ 3,035,534	$ 6,836,459

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 290,367	$ 211,633

Cash paid for taxes	$ 369,063	$ 601,523
See notes to Financial Statements

ROYALE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The results of operations for the nine-month period are not, in management's opinion, indicative of the results to be expected for a full year of operations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

Note 2 - Earnings Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Nine Months Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 343,822	7,857,396	$ 0.04

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	106,214	0.00

Net income available to common stock	$ 343,822	7,963,610	$ 0.04

	For the Nine Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 2,384,068	6,930,460	$ 0.34

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	176,912	0.00

Net income available to common stock	$ 2,384,068	7,107,372	$ 0.34

Note 3 - Oil and Gas Properties, Equipment and Fixtures

Oil and gas properties, equipment and fixtures consist of the following:

	September 30, 2005	December 31, 2004
Oil and Gas
Producing properties, including drilling costs	$ 29,210,161	$ 24,268,397
Undeveloped properties	6,113,118	2,082,853
Lease and well equipment	8,988,727	8,041,522
	44,312,006	34,392,772
Accumulated depletion, depreciation & amortization	(13,590,293)	(10,897,900)
	30,721,713	23,494,872
Commercial and Other
Real estate, including furniture and fixtures	$ 503,344	$ 1,005,916
Vehicles	255,523	255,523
Furniture and equipment	2,336,877	2,142,871
	3,095,744	3,404,310
Accumulated depreciation	(932,998)	(762,111)
	2,162,746	2,642,199

	$ 32,884,459	$ 26,137,071

Note 4 - Change in Accounting Principle - FSP FAS 19-1

On April 4, 2005, the Financial Accounting Standards Board posted FSP FAS 19-1, Accounting for Suspended Well Costs, to be effective for reporting periods beginning after April 4, 2005. We have adopted FSP FAS 19-1 effective as of July 1, 2005. The guidance set forth in the FSP requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We performed an evaluation of our capitalized costs and determined that no previously capitalized exploratory well costs pending the determination of proved reserves were required to be expensed or reclassified during the third quarter of 2005 or 2004. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the third quarter of 2005 or 2004. We did not charge any previously capitalized exploratory well costs to expense upon adoption of FSP FAS 19-1.

	Nine months ended September 30,
	2005	2004
Beginning balance at January 1	$ 0	$ 0
Additions to capitalized exploratory well costs pending the determination of proved reserves	2,276,495	626,601
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves		0
Ending balance at September 30	$2,276,495	$626,601

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling:

	Nine months ended September 30,
	2005	2004

Capitalized exploratory well costs that have been capitalized for a period of one year or less	$2,276,601	$626,601
Capitalized exploratory well costs that have been capitalized for a period greater than one year	0	0

Balance at September 30	$2,276,601	$626,601

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	3	2

Item 2. Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

Results of Operations

For the first nine months of 2005, we had a net profit of $343,822, a $2,040,246 or 85.6% decrease compared to the net profit of $2,384,068 achieved during the first nine months of 2004. We can attribute this to a decrease in oil and natural gas production, increased turnkey drilling costs and increased lease operating costs. We achieved a net profit of $211,584 for the third quarter of 2005, a decrease of $491,277 or 69.9%, from the 2004 third quarter net profit of $702,861. Total revenues for the nine month period in 2005 were $18,062,166, an increase of $331,460 or 1.9% from the total revenues of $17,730,706 during the period in 2004. Total revenues for the third quarter of 2005 increased $624,787 or 10.7% from the third quarter 2004 revenues. These increases were mainly due to higher turnkey drilling revenues due to increased sales and drilling during the period in 2005.

In the first nine months of 2005, revenues from oil and gas production decreased by $997,193 or 11.8% to $7,465,681 from the 2004 revenues of $8,462,874, due to a decrease in oil and natural gas production. This decrease in production was a result of several factors including the natural decline on our oil and natural gas wells and the lack of new production because of a delay in starting our drilling projects due to limited drilling rig availability in California. In the third quarter 2005, oil and gas revenue increased $415,140 or 17.4% from the third quarter in 2004. The net sales volume of natural gas for the nine months ended September 30, 2005, was approximately 1,046,123 Mcf with an average price of $6.62 per Mcf, versus 1,481,820 Mcf with an average price of $5.30 per Mcf for the first nine months in 2004. This represents a decrease in net sales volume of 435,697 Mcf or 29.4%. For the third quarter 2005, the average price increased $2.50 per Mcf and the net sales volume of natural gas decreased 71,820 Mcf, from 400,067 Mcf in the period in 2004 to 328,247 Mcf in 2005. The net sales volume for oil and condensate (natural gas liquids) production was 10,687 barrels with an average price of $49.82 per barrel for the first nine months of 2005, compared to 16,245 barrels at an average price of $34.56 per barrel for the nine months in 2004. This represents a decrease in net sales volume of 5,558 barrels, or 34.2%. For the third quarter in 2005, the average price for oil and condensate increased $17.80 per barrel and production decreased 79 barrels from the same quarter in 2004.

Oil and natural gas lease operating expenses increased by $342,470 or 15.3%, to $2,582,664 for the first nine months of 2005, from $2,240,194 for the period in 2004. For the third quarter 2005, lease operating expenses increased $77,414 or 11.0% over the same period in 2004. The increases were mainly due to higher workover and perforating costs incurred during the period in 2005, in order to increase production on new and existing wells.

For the nine months ended September 30, 2005, turnkey drilling revenues increased $1,419,456 or 17.3% to $9,612,107 from $8,192,651 in the same period in 2004. We also had a $2,324,667 or 50.9% increase in turnkey drilling and development costs to $6,891,449 in 2005 from $4,566,782 in 2004. Third quarter turnkey drilling revenues increased $184,827 (5.9%) and costs increased $921,660 (64.1%) over the quarter in 2004. The increases in turnkey drilling revenues and costs were mainly due to an increase in the number of wells drilled in 2005 when compared to 2004. We drilled thirteen wells (nine developmental wells and four exploratory wells) during the first nine months in 2005 versus eight wells (four developmental and four exploratory wells) during the period in 2004. Turnkey drilling cost increases were also due to higher drilling rig costs as a result of rising drilling rig day rates.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to expense. Impairment losses of $8,182 were recorded in the first nine months of 2005. No impairments were recorded during the period in 2004.

The aggregate of supervisory fees and other income was $984,378 for nine months ended September 30, 2005, a decrease of $90,803 (8.4%) from $1,075,181 during the period in 2004. This decrease was due to lower cost recovery fees received on facilities due to the decrease in natural gas production.

Depreciation, depletion and amortization expense increased to $2,846,820 from $2,547,864, an increase of $298,956 (11.7%) for the nine months ended September 30, 2005, as compared to the same period in 2004. During the third quarter these expenses increased $143,234 or 15.0% over the quarter in 2004. The depletion rate is calculated using production as a percentage of reserves. This increase in depletion expense was mainly due to an increase in the depletion rate because of higher rates of production when compared to total reserves and in the number of oil and gas assets that we own.

General and administrative expenses increased by $465,167 or 15.3%, from $3,040,927 for the nine months ended September 30, 2004, to $3,506,094 for the period in 2005. Third quarter 2005 expenses were $176,515 higher than in 2004. This increase was due to increased employee salaries, travel and insurance, mainly due to increased staffing. Legal and accounting expense decreased to $218,409 for the period, compared to $572,790 for period in 2004, a $354,381 or 61.9% decrease, mainly due to a decrease in litigation fees. For the quarter, legal and accounting expenses decreased $209,415 from the previous year. Marketing expense for the nine months ended September 30, 2005, increased $41,801, or 3.7%, to $1,177,985, compared to $1,136,184 for the period in 2004. For the third quarter in 2005, marketing expenses increased $27,770 over the quarter in 2004. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Interest expense increased to $313,538 for the nine months ended September 30, 2005, from $213,266 for the same period in 2004, a $100,272, or 47.0% increase. Interest expense also increased $54,006 for the third quarter in 2005 when compared to the period in 2004. This increase was mainly due to the higher interest rate on our commercial bank credit line, which increased from 5.5% at September 30, 2004 to 7.25% at September 30, 2005.

For the first nine months of 2005 our income tax expense decreased to $173,203 from $1,028,631 during the period in 2004, an $855,428 decrease, mainly due to the decrease in our net income.

Capital Resources and Liquidity

At September 30, 2005, Royale Energy had current assets totaling $8,959,433 and current liabilities totaling $14,536,267, a $5,576,834 working capital deficit. We had cash and cash equivalents at September 30, 2005, of $3,035,534 compared to $7,627,045 at December 31, 2004. During the nine months ended September 30, 2005, we drew approximately $727,500 from our credit line in order to meet our drilling schedule.

We have a revolving line of credit under a loan agreement with Guaranty Bank, FSB, which is secured by all of our oil and gas properties. At September 30, 2005, we had outstanding indebtedness of $6,200,000, compared to $5,472,500 at December 31, 2004. Unused available credit from this revolving line of credit totaled approximately $1,481,000 at September 30, 2005. Our loan from Guaranty Bank, FSB, secured by our non-oil and gas real estate assets, had outstanding indebtedness of approximately $342,485 on September 30, 2005 compared to $575,086 at December 31, 2004.

At September 30, 2005, our accounts receivable totaled $4,176,572 compared to $3,903,941 at December 31, 2004, a $272,631 (7.0%) increase, primarily due to an increase in oil and gas receivables for the period. At September 30, 2005, our accounts payable and accrued expenses totaled $11,341,278, an increase of $1,713,212 or 17.8% from the accounts payable at December 31, 2004, of $9,628,066, mainly due to our increased drilling during the period in 2005.

We ordinarily fund our operations and cash needs from cash flows generated from operations. We believe that we have sufficient liquidity for the remainder of 2005 and do not foresee any liquidity demands that cannot be met from cash flow from operations.

Operating Activities. For the nine months ended September 30, 2005, cash provided by operating activities totaled $4,667,141 compared to $5,948,276 for the same period in 2004, a $1,281,135 or 21.5% decrease. This decrease in cash provided was due to the decrease in oil and gas sales and the reduction in deferred revenues from turnkey drilling as we applied previously deferred revenues to pay for current drilling and development activity.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $9,602,390 for the period in 2005, compared to $5,301,607 used by investing activities for the same period in 2004, a $4,300,783 or 81.1% increase in cash used. This increase was primarily due to thirteen wells being drilled during the period in 2005 while eight wells were drilled during the period in 2004.

Financing Activities. For the nine months ended September 30, 2005 cash provided by financing activities was $343,738 compared to $1,312,172 provided by financing activities for the same period in 2004, a $968,434 or 73.8% decrease in cash provided. This decrease was primarily due to our decreasing the outstanding debt on our commercial bank loans during the period in 2005 when compared to 2004.

Change in Accounting Principle

Effective July 1, 2005, we adopted FSP FAS 19-1, Accounting for Suspended Well Costs. This accounting principle requires us to evaluate and disclose changes in our capitalized costs of exploratory wells from period to period, as capitalized exploratory well costs are reclassified when proved reserves are established or expenses for unsuccessful projects. See Note 4 to our unaudited financial statements, page 6.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production. The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production. Prices have been volatile for the last few years, and we expect that volatility to continue. Monthly average natural gas prices ranged from a low of $6.03 per mcf to a high of $10.01 per mcf for the first nine months of 2005. We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4. Controls and Procedures

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005.

No significant changes occurred in our internal control over financial reporting during the quarter ended September 30, 2005.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On September 1, Royale Energy held its annual meeting of shareholders. At the meeting, all directors were reelected to one year terms. The shareholders cast the following votes:

	Affirmative Votes	Percent of Voted Shares
Election of Directors
Harry E. Hosmer	7,065,575	89.89%
Donald H. Hosmer	7,074,231	89.96%
Stephen M. Hosmer	7,074,414	89.97%
Oscar A. Hildebrandt	7,066,731	89.87%
Gilbert C.L. Kemp	7,171,420	91.20%
Rodney Nahama	7,156,864	91.01%
George Watters	7,170,420	91.19%

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

ROYALE ENERGY, INC.

Date: November 14, 2005	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Date: November 14, 2005	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer

