Form 10-K
period 2005-12-31
ROYALE ENERGY INC
filed 2006-04-13
CIK 864839

As filed with the SEC on April 12, 2006

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of registrant in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500
San Diego, CA 92108
(Address of principal executive offices)
Issuer's telephone number: 619-881-2800

Securities registered pursuant to Section 12(b) of the Act:
None

Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]; No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [ ]; No [X]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] ; No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer _____	Accelerated filer _____	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]; No [X]

At June 30, 2005, the end of the registrant's most recently completed second fiscal quarter, the aggregate market value of common equity held by non-affiliates was $41,006,400.

At December 31, 2005, 7,934,736 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

Part I		1
Item 1	Description of Business	1
	Plan of Business	2
	Competition, Markets and Regulation	3
Item 1A	Risk Factors	4
Item 2	Description of Property	10
	Northern California	10
	Developed and Undeveloped Leasehold Acreage	11
	Drilling Activities	11
	Production	12
	Net Proved Oil and Natural Gas Reserves	12
Item 3	Legal Proceedings	12

Part II		13
Item 5	Market Price of Royale Energy's Common Stock and Related Stockholder Matters	13
	Dividends	13
	Recent Sales of Equity Securities	13
Item 6	Selected Financial Data	13
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
	Critical Accounting Policies	14
	Changes in Accounting Principles	16
	Results of Operations for the Twelve Months Ended December 31, 2005, as Compared to the Twelve Months Ended December 31, 2004	16
	Results of Operations for the Twelve Months Ended December 31, 2004, as Compared to the Twelve Months Ended December 31, 2003	19
	Capital Resources and Liquidity	21
	Changes in Reserve Estimates	23
Item 7A	Qualitative and Quantitative Disclosures About Market Risk	24
Item 8	Financial Statements	24
Item 9A	Disclosure Controls and Procedures	25

Part III		25
Item 10	Directors and Executive Officers of the Registrant	25
	Compliance with Section 16(a) of the Exchange Act	27
Item 11	Executive Compensation	28
	No Stock Options Were Granted in 2005	28
	Aggregate 2005 Option Exercises and Year-End Values	28
	Compensation Committee Report	29
	Performance Graph	29
	Compensation of Directors	30
Item 12	Security Ownership of Certain Beneficial Owners and Management	31
	Common Stock	31
	Preferred Stock	32
Item 13	Certain Relationships and Related Transactions	32
Item 14	Principal Accountant Fees and Services	33
Item 15	Exhibits and Financial Statement Schedules	34
	Signatures	34
	Financial Statements	F-1

ii

ROYALE ENERGY, INC.

PART I

Item 1 Description of Business

Royale Energy, Inc. ("Royale Energy"), is an independent oil and natural gas producer. Royale Energy's principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale Energy. Royale Energy was incorporated in California in 1986 and began operations in 1988. Royale Energy's common stock is traded on the Nasdaq National Market System (symbol ROYL). On December 31, 2005, Royale Energy had 30 full time employees.

Royale Energy owns wells and leases located mainly in the Sacramento Basin and San Joaquin Basin in California as well as in Utah, Texas and Louisiana. Royale Energy usually sells a portion of the working interest in each lease that it acquires to third party investors and retains a portion of the prospect for its own account. Selling part of the working interest to others allows Royale Energy to reduce its drilling risk by owning a diversified inventory of properties with less of its own funds invested in each drilling prospect, than if Royale Energy owned the whole working interest and paid all drilling and development costs of each prospect itself. Royale Energy generally sells working interests in its prospects to accredited investors in exempt securities offerings. The prospects are bundled into multi-well investments, which permit the third party investors to diversify their investments by investing in several wells at once instead of investing in single well prospects.

During its fiscal year ended December 31, 2005, Royale Energy continued to explore and develop natural gas properties in northern California. We also own proved developed producing reserves of oil and natural gas in Texas and Louisiana. Royale Energy drilled 15 wells in 2005, nine of which are currently commercially productive wells. Royale Energy's estimated total reserves decreased from approximately 15.8 Bcfe (billion cubic feet equivalent) at December 31, 2004 to approximately 11.4 Bcfe at December 31, 2005. According to the reserve report furnished to Royale Energy by WZI, Inc., Royale Energy's independent petroleum engineers, the net present value of its proved developed and undeveloped reserves was more than $67.8 million at December 31, 2005, based on natural gas prices ranging from $7.48 per Mcf to $10.50 per Mcf. Of course, net present value does not represent the fair market value of our reserves on that date, and we cannot be sure what return we will eventually receive on our reserves. The engineer determined our standard measure of discounted future net cash flows at December 31, 2005, to be $34,803,441.

Royale Energy reported gross revenues in connection with the drilling of wells on a "turnkey contract" basis, or sales of fractional interests in undeveloped wells, in the amount of $13,066,800 for the year ended December 31, 2005, which represents 51% of its total revenues for the year. In 2004, Royale Energy reported $13,269,996 gross revenues from turnkey drilling operations for the year, representing 51.1% of Royale Energy's total revenues for that year.

These amounts are offset by drilling expenses and development costs of $8,111,248 in 2005, and $8,150,338 in 2004. In addition to Royale Energy's own engineering staff, Royale Energy hires independent contractors to drill, test, complete and equip the wells that it drills.

Approximately 43.8% of Royale Energy's total revenue for the year ended December 31, 2005 came from sales of oil and natural gas from production of its wells in the amount of $11,228,537. In 2004, this amount was $10,892,574, which represented 42.0% of Royale Energy's total revenues.

Plan of Business

Royale Energy acquires interests in oil and natural gas reserves and sponsors private joint ventures. Royale Energy believes that its stockholders are better served by diversification of its investments among individual drilling prospects. Through its sale of joint ventures, Royale Energy can acquire interests and develop oil and natural gas properties with greater diversification of risk and still receive an interest in the revenues and reserves produced from these properties. By selling some of its working interest in most projects, Royale Energy decreases the amount of its investment in the projects and diversifies its oil and gas property holdings, to reduce the risk of concentrating a large amount of its capital in a few projects that may not be successful.

After acquiring the leases or lease participation, Royale Energy drills or participates in the drilling of development and exploratory oil and natural gas wells on its property. Royale Energy pays its proportionate share of the actual cost of drilling, testing, and completing the project to the extent that it retains all or any portion of the working interest.

Royale Energy also may sell fractional interests in undeveloped wells to finance part of the drilling cost. A drilling contract that calls for a company to drill a well, for a fixed price, to a specified depth or geological formation is called a "turnkey contract." When Royale Energy sells fractional interests to raise capital to drill oil and natural gas wells, generally it agrees to drill these wells on a turnkey contract basis, so that the holders of the fractional interests prepay a fixed amount for the drilling and completion of a specified number of wells. Under a turnkey contract, Royale Energy recognizes gross revenue for the amount paid by the purchaser and agrees to pay the expense of drilling and development of the well for the participants. Sometimes the actual drilling and development costs are less than the fixed amount that Royale Energy received from the fractional interest sale.

When Royale Energy authorizes a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who execute a contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, geological and geophysical costs, and other costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is held and reported by Royale Energy as deferred revenue until drilling is complete.

Drilling is generally completed within 7 - 14 days. See Note 1 to Royale Energy's Financial Statements, at page F-11. Royale Energy maintains internal records of the expenditure of each investor's funds for drilling projects.

Royale Energy generally operates the wells it completes. As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements. For the year ended December 31, 2005, Royale Energy earned gross revenues from operation of the wells in the amount of $493,415, representing 1.9% of its total revenues on a consolidated basis for that year. In 2004, the amount was $487,406, which represented about 1.8% of total revenues. At December 31, 2005, Royale Energy operated 68 natural gas wells in California. Royale also owns an interest and operates two natural gas wells in Utah and has non-operating interests in 12 oil and gas wells in Texas, three in Oklahoma, and two in Louisiana.

Royale Energy currently sells most of its California natural gas production through PG&E pipelines to independent customers on a monthly contract basis, while some gas is delivered through privately owned pipelines to independent customers. Generally we sell an entire month's production to the highest bidder. Because many users are willing to make such purchase arrangements, the loss of any one customer would not affect our overall sales operations.

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

Natural gas demand and the prices paid for gas are seasonal. In recent years, natural gas demand and prices in Northern California have increased during the summer and fall and declined in the winter and spring.

Royale Energy had no subsidiaries in 2005.

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

Item 1A Risk Factors

In addition to the other information contained in this report, the following risk factors should be considered in evaluating our business.

We Depend on Market Conditions and Prices in the Oil and Gas Industry.

Our success depends heavily upon our ability to market oil and gas production at favorable prices. In recent decades, there have been both periods of worldwide overproduction and underproduction of hydrocarbons and periods of increased and relaxed energy conservation efforts. As a result the world has experienced periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis; these periods have been followed by periods of short supply of, and increased demand for, crude oil and, to a lesser extent, natural gas. The excess or short supply of oil and gas has placed pressures on prices and has resulted in dramatic price fluctuations.

Natural gas demand and the prices paid for gas are seasonal. The fluctuations in gas prices and possible new regulations create uncertainty about whether we can continue to produce gas for a profit.

Prices for oil and natural gas affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil and natural gas that we can economically produce. Any substantial and extended decline in the price of oil or natural gas would decrease our cash flows, as well as the carrying value of our proved reserves, our borrowing capacity and our ability to obtain additional capital.

Variance in Estimates of Oil and Gas Reserves Could be Material.

The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated in reserve reports that we periodically obtain from independent reserve engineers.

You should not construe the standardized measure of proved reserves contained in our annual report as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with Securities and Exchange Commission requirements, we have based the standardized measure of future net cash flows from the standardized measure of proved reserves on prices and costs as of the date of the estimate, whereas actual future prices and costs may vary significantly. The following factors may also affect actual future net cash flows:

-	the timing of both production and related expenses;
-	changes in consumption levels; and
-	governmental regulations or taxation.

In addition, the calculation of the standardized measure of the future net cash flows using a 10% discount as required by the Securities and Exchange Commission is not necessarily the most appropriate discount rate based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. Furthermore, we may need to revise our reserves downward or upward based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors.

Any significant variance in these assumptions could materially affect the estimated quantities and present value of our reserves. In addition, our standardized measure of proved reserves may be revised downward or upward, based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to our reserves will likely vary from the estimates used, and such variances may be material.

Future Acquisitions and Development Activities May Not Result in Additional Proved Reserves, and We May Not be Able to Drill Productive Wells at Acceptable Costs.

In general, the volume of production from oil and gas properties declines as reserves are depleted. Except to the extent that we acquire properties containing proved reserves or conduct successful development and exploitation activities, or both, our proved reserves will decline as reserves are produced. Our future oil and gas production is, therefore, highly dependent upon our ability to find or acquire additional reserves.

The business of acquiring, enhancing or developing reserves is capital intensive. We require cash flow from operations as well as outside investments to fund our acquisition and development activities. If our cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and gas reserves would be impaired.

Increased Activity and Competition for Drilling Rigs and Equipment May Impair Our Ability to Acquire New Reserves.

In 2004 and 2005, drilling activity increased in the areas where we operate. The increased activity made it more difficult for us to obtain drilling rigs, equipment and services in a timely manner and slowed our drilling and development program. These delays have contributed to a decline in our gas reserves as we have been unable to replace normal production declines with production from new wells. Continued delays in drilling could cause further declines in our gas production, reserves and revenues.

The Oil and Gas Industry has Mechanical and Environmental Risks.

Oil and gas drilling and production activities are subject to numerous risks. These risks include the risk that no commercially productive oil or gas reservoirs will be encountered, that operations may be curtailed, delayed or canceled, and that title problems, weather conditions, compliance with governmental requirements, mechanical difficulties or shortages or delays in the delivery of drilling rigs and other equipment may limit our ability to develop, produce or market our reserves. New wells we drill may not be productive and we may not recover all or any portion of our investment in the well. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. In addition, our properties may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties.

Industry operating risks include the risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards, such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, we maintain insurance these kinds of risks, but we cannot be sure that our level of insurance will cover all losses in the event of a drilling or production catastrophe. Insurance is not available for all operational risks, such as risks that we will drill a dry hole, fail in an attempt to complete a well or have problems maintaining production from existing wells.

Drilling is a Speculative Activity Even With Newer Technology.

Assessing drilling prospects is uncertain and risky for many reasons. We have grown in the past several years by using 3-D seismic technology to acquire and develop exploratory projects in northern California, as well as by acquiring producing properties for further development. The successful acquisition of such properties depends on our ability to assess recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors.

Nevertheless, exploratory drilling remains a speculative activity. Even when fully utilized and properly interpreted, 3-D seismic data and other advanced technologies assist geoscientists in identifying subsurface structures but do not enable the interpreter to know whether hydrocarbons are in fact present. In addition, 3-D seismic and other advanced technologies require greater pre-drilling expenditures than traditional drilling strategies, and we could incur losses as a result of these costs.

Therefore, our assessments of drilling prospects are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Such a review, however, will not reveal all existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities.

Breaches of Contract by Sellers of Properties Could Adversely Affect Operations.

In most cases, we are not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities, and we generally acquire interests in the properties on an "as is" basis with limited remedies for breaches of representations and warranties. In those circumstances in which we have contractual indemnification rights for pre-closing liabilities, the seller may not fulfill those obligations and leave us with the costs.

We May Not be Able to Acquire Producing Oil and Gas Properties Which Contain Economically Recoverable Reserves.

Competition for producing oil and gas properties is intense and many of our competitors have substantially greater financial and other resources than we do. Acquisitions of producing oil and gas properties may be at prices that are too high to be acceptable.

We Require Substantial Capital for Exploration and Development.

We make substantial capital expenditures for our exploration and development projects. We will finance these capital expenditures with cash flow from operations and sales of direct working interests to third party investors. We will need additional financing in the future to fund our developmental and exploration activities. Additional financing that may be required may not be available or continue to be available to us. If additional capital resources are not available to us, our developmental and other activities may be curtailed, which would harm our business, financial condition and results of operations.

Profit Depends on the Marketability of Production.

The marketability of our natural gas production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. Most of our natural gas is delivered through natural gas gathering systems and natural gas pipelines that we do not own. Federal, state and local regulation of oil and gas production and transportation, tax and energy policies, and/or changes in supply and demand and general economic conditions could adversely affect our ability to produce and market its oil and gas. Any dramatic change in market factors could have a material adverse effect on our financial condition and results in operations.

We Depend on Key Personnel.

Our business will depend on the continued services of our president and chief executive officer, Donald H. Hosmer, and executive vice president and chief financial officer, Stephen M. Hosmer. We do not have employment agreements with either Donald or Stephen Hosmer. The loss of the services of either of these individuals would be particularly detrimental to us because of their background and experience in the oil and gas industry.

The Hosmer Family Exerts Significant Influence Over Stockholder Matters.

The control positions held by members of the Hosmer family may discourage others from making bids to buy Royale Energy or change its management without their consent. Donald H. Hosmer is the president of the company. Stephen M. Hosmer is executive vice president and chief financial officer. Harry E. Hosmer is the chairman of the board. Together, they make up three of the seven members of our board of directors. These individuals own or control the following amounts of Royale Energy common stock, including shares they have the right to acquire on the exercise of outstanding stock options:

Name	Number of Shares	Percent*
Donald H. Hosmer	1,016,437	12.81%
Stephen M. Hosmer	1,221,561	15.40%
Harry E. Hosmer	778,797	9.82%
Total	3,016,795	38.02%

* Based on total of 7,934,736 outstanding shares on December 31, 2005.

The amounts of stock owned by Hosmer family members make it quite likely that they could control the outcome of any contested vote of the stockholders on matters related to management of the corporation.

The Oil and Gas Industry is Highly Competitive.

The oil and gas industry is highly competitive in all its phases. Competition is particularly intense with respect to the acquisition of desirable producing properties, the acquisition of oil and gas prospects suitable for enhanced production efforts, and the hiring of experienced personnel. Our competitors in oil and gas acquisition, development, and production include the major oil companies in addition to numerous independent oil and gas companies, individual proprietors and drilling programs.

Many of our competitors possess and employ financial and personnel resources far greater than those which are available to us. They may be able to pay more for desirable producing properties and prospects and to define, evaluate, bid for, and purchase a greater number of producing properties and prospects than we can. We must compete against these larger companies for suitable producing properties and prospects, to generate future oil and gas reserves.

Governmental Regulations Can Hinder Production.

Domestic oil and gas exploration, production and sales are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, have legal authority to issue, and have issued, rules and regulations affecting the oil and gas industry which often are difficult and costly to comply with and which carry substantial penalties for noncompliance. State statutes and regulations require permits for drilling operations, drilling bonds, and reports concerning operations. Most states where we operate also have statutes and regulations governing conservation matters, including the unitization or pooling of properties. Our operations are also subject to numerous laws and regulations governing plugging and abandonment, discharging materials into the environment or otherwise relating to environmental protection. The heavy regulatory burden on the oil and gas industry increases its costs of doing business and consequently affects its profitability. Changes in the laws, rules or regulations, or the interpretation thereof, could have a materially adverse effect on our financial condition or results of operation.

Minority or Royalty Interest Purchases Do Not Allow Us to Control Production Completely.

We sometimes acquire less than the controlling working interest in oil and gas properties. In such cases, it is likely that these properties would not be operated by us. When we do not have controlling interest, the operator or the other co-owners might take actions we do not agree with and possibly increase costs or reduce production income in ways we do not agree with.

Environmental Regulations Can Hinder Production.

Oil and gas activities can result in liability under federal, state and local environmental regulations for activities involving, among other things, water pollution and hazardous waste transport, storage, and disposal. Such liability can attach not only to the operator of record of the well, but also to other parties that may be deemed to be current or prior operators or owners of the wells or the equipment involved. We have inspections performed on our properties to assure environmental law compliance, but inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken.

Item 2 Description of Property

Since 1993, Royale Energy has concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern and Central California. In 2005, Royale Energy drilled eight wells in northern and central California, four of which were commercially productive wells and are currently producing. Additionally, Royale drilled one well in Utah which was commercially productive and is currently producing. Royale Energy also participated in drilling six wells in Texas, four of which were commercially productive and are currently producing.

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

Royale Energy maintains a revolving credit agreement with Guaranty Bank, FSB. Under the terms of the agreement, from time to time, Royale Energy may borrow, repay, and reborrow money from Guaranty Bank with a total credit line of $15,000,000. The maximum allowable amount of each credit request is governed by a formula in the agreement. The maximum allowable amount at December 31, 2005, was $6,955,974. At December 31, 2005, Royale Energy owed $6,400,000 under this credit line. Royale uses advances under this credit line to finance lease acquisition operations and for temporary working capital. Following is a discussion of Royale Energy's significant oil and natural gas properties. Reserves at December 31, 2005, for each property discussed below, have been determined by WZI, Inc., registered professional petroleum engineers, in accordance with its report submitted to Royale Energy on March 21, 2006 (the most recent report available).

Northern California

Royale Energy owns lease interests in 15 gas fields with locations ranging from Tehama County in the north to Kern County in the south, in the Sacramento and San Joaquin Basins in California. At December 31, 2005, Royale operated 68 wells in California with estimated total proven, developed, and undeveloped reserves at approximately 7.8 bcf, according to Royale's independently prepared reserve report as of December 31, 2005.

Developed and Undeveloped Leasehold Acreage

As of December 31, 2005, Royale Energy owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	14,408.15	8,039.91	15,279.66	12,966.14
All Other States	11,693.95	4,058.51	27,314.05	14,447.38
Total	26,102.10	12,098.42	42,593.71	27,413.52

Drilling Activities

The following table sets forth Royale Energy's drilling activities during the years ended December 31, 2003, 2004 and 2005. All wells are located in the Continental U.S., in California, Texas, Louisiana and Utah.

Year	Type of Well(a)		Gross Wells(b)		Net Wells(e)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)

2003	Exploratory	3	2	1	1.0502	.4061
	Developmental	14	13	1	4.6311	.4750

2004	Exploratory	10	6	4	1.6408	1.9175
	Developmental	4	3	1.8390		0.0371

2005	Exploratory	6	3	3.7633		1.4791
	Developmental	9	6	3	1.4440	.8148

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

	2005	2004	2003
Net volume
Oil (Bbl)	16,558	20,017	23,411
Gas (Mcf)	1,384,860	1,870,250	1,944,779
Mcfe	1,550,440	2,070,420	2,178,889

Average sales price
Oil (Bbl)	$ 51.95	$ 36.66	$ 28.00
Gas (Mcf)	$ 7.48	$ 5.43	$ 4.86

Net production costs and taxes	$2,751,441	$2,817,448	$ 1,714,382

Lifting costs (per Mcfe)	$ 1.77	$ 1.36	$ 0.79

Net Proved Oil and Natural Gas Reserves

As of December 31, 2005, Royale Energy had proved developed reserves of 6,990 MMcf and total proved reserves of 10,564 MMcf of natural gas on all of the properties Royale Energy leases. For the same period, Royale Energy also had proved developed oil reserves of 65 Mbbl and total proved oil reserves of 91 Mbbl.

Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data.

Item 3 Legal Proceedings

None

-12-
PART II

Item 5 Market for Common Equity and Related Stockholder Matters

Since 1997 Royale Energy's Common Stock has been traded on the Nasdaq National Market System under the symbol "ROYL." As of December 31, 2005, 7,934,736 shares of Royale Energy's Common Stock were held by approximately 3,099 stockholders. The following table reflects high and low quarterly closing sales prices from January 2003 through December 2005. Share prices in this table have been adjusted to give effect to the issuance of stock dividends in 2003, 2004 and 2005, and a stock split in 2004, as described in the next subsection, Dividends.

	1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
	High	Low	High	Low	High	Low	High	Low
2005	9.39	7.00	11.69	4.83	10.20	7.31	10.28	6.35
2004	10.13	7.14	13.06	9.71	11.90	6.81	9.36	7.02
2003	4.12	3.10	5.44	3.04	5.29	4.40	9.50	4.75

Dividends

In 2005, we paid no cash or stock dividends. In March 2004, the board of directors declared a 28% stock split, which was distributed to stockholders on June 30, 2004. In March 2003, Royale Energy's board of directors declared stock dividends of 3.75% payable to stockholders of record on each of the last days June, September and December 2003 and March 2004.

Recent Sales of Unregistered Securities

In June 2005, Royale Energy awarded shares of restricted common stock to certain of its employees pursuant to an incentive compensation plan. A total of 6,050 shares of vested restricted common stock were issued in 2005. An additional 12,100 shares of unvested stock were awarded with vesting dates in 2006 and 2007. The stock issued pursuant to the plan was issued in reliance on the exemption from registrations requirements of the Securities Act of 1933 contained in Section 4(2) thereof. Royale Energy issued no other equity securities in 2005.

Item 6 Selected Financial Data

	(In thousands, except earnings per share data) As of December 31,
	2005	2004	2003	2002	2001
Income Statement Data:
Revenues	$25,643	$25,944	$23,265	$12,440	$15,858
Operating income (loss)	2,257	3,772	6,854	(87)	4,172
Net income (loss)	1,186	2,193	4,401	(137)	3,757
Basic earnings per share	0.15	0.32	0.72	(0.02)	0.72

Balance Sheet Data:
Oil & gas properties, equipment & fixtures	$31,221	$26,137	$22,904	$15,177	$12,226
Total assets	43,043	42,549	35,671	23,301	19,578
Long term obligations	10,768	10,382	7,614	3,500	2,000
Total stockholders' equity	18,318	17,189	15,269	11,203	11,294

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Royale Energy's Financial Statements and Notes thereto and other financial information relating to Royale Energy included elsewhere in this document.

For the past twelve years, Royale Energy has primarily acquired and developed producing and non-producing natural gas properties in California. In the past four years, Royale Energy has also participated in drilling oil and gas wells in Texas. In 2004, Royale Energy began developing leases in Utah. The most significant factors affecting the results of operations are (i) changes in the sales price of natural gas, (ii) recording of turnkey drilling revenues and the associated drilling expense, and (iii) the change in natural gas reserves owned by Royale Energy.

Critical Accounting Policies

Revenue Recognition

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

Royale Energy derives DWI revenue from sales of working interests to high net worth individuals. The DWI revenue is divided into payments for pre-drilling costs and for drilling costs. DWI investments are non-refundable. Royale Energy recognizes the pre-drilling revenue portion when the investor deposits money with Royale Energy. The company holds the remaining investment in trust as deferred revenue until drilling is complete. Occasionally, drilling is delayed due to the permitting process, or drilling rig availability. At December 31, 2005 and 2004, Royale Energy had deferred drilling revenue of $6,490,111 and $5,279,417, respectively.

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

Oil and Gas Property and Equipment

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

Depletion

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

Impairment Of Assets

Producing property costs are evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Impairment of non-producing leasehold costs and undeveloped mineral and royalty interests are assessed periodically on a property-by-property basis, and any impairment in value is charged to expense.

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

Changes in Accounting Principles

Asset Retirement Obligations

In June 2001, the FASB approved for issuance SFAS 143, "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets such as wells and production facilities. See, Note 4 to our Financial Statements - Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements. Royale Energy adopted the statement as of January 1, 2003. The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record a $157,185 increase in the carrying values of proved properties and a $188,007 increase in noncurrent abandonment liabilities. The net impact of these items was to record $41,301, net of tax, as a cumulative effect adjustment of a change in accounting principle in our Statement of Income for 2003.

Suspended Well Costs

On April 4, 2005, the Financial Accounting Standards Board posted FSP FAS 19-1, Accounting for Suspended Well Costs, to be effective for reporting periods beginning after April 4, 2005. We have adopted FSP FAS 19-1 effective as of July 1, 2005. The guidance set forth in the FSP requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We performed an evaluation of our capitalized costs and determined that no previously capitalized exploratory well costs pending the determination of proved reserves were required to be expensed or reclassified during the third quarter of 2005 or 2004. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during 2005 or 2004. We did not charge any previously capitalized exploratory well costs to expense upon adoption of FSP FAS 19-1. At December 31, 2005 and 2004, no capitalized well costs had been capitalized for more than one year.

Results of Operations for the Twelve Months Ended December 31, 2005, as Compared to the Twelve Months Ended December 31, 2004

For the year ended December 31, 2005, we had a net profit of $1,185,903, a $1,006,849 or 45.9% decrease compared to the net profit of $2,192,752 achieved during 2004. We attribute this to higher lease impairment costs and intensifying marketing efforts. Total revenues for the year in 2005 were $25,643,378, a decrease of $300,978 or 1.2% from the total revenues of

$25,944,356 in 2004. This was mainly due to lower cost recovery fees due to decreased production.

In 2005, revenues from oil and gas production increased by 3.1% to $11,228,537 from

$10,892,574, due to increased natural gas and oil prices. The net sales volume of natural gas for the year ended December 31, 2005, was approximately 1,384,860 Mcf with an average price of $7.48 per Mcf, versus 1,870,250 Mcf with an average price of $5.43 per Mcf for 2004. This represents a decrease in net sales volume of 485,390 Mcf or 26%. This decrease in production was a result of several factors including the natural decline on our oil and gas wells and the lack of new production because of a delay in starting our drilling projects due to limited drilling rig availability in California. The net sales volume for oil and condensate (natural gas liquids) production was 16,558 barrels with an average price of $51.95 per barrel for the year ended December 31, 2005, compared to 20,017 barrels at an average price of $36.66 per barrel for the year in 2004. This represents a decrease in net sales volume of 3,459 barrels, or 17.3%.

Oil and gas lease operating expenses decreased by $66,007, or 2.3%, to $2,751,441 for the year ended December 31, 2005, from $2,817,448 for the year in 2004. The decrease was due to a decrease in the number of operated wells. When measuring lease operating costs on a production or lifting cost basis, in 2005, the $2,751,441 equates to a $1.77 per mcfe lifting cost versus a $1.36 per mcfe lifting cost in 2004, a 30.1% increase.

For the year ended December 31, 2005, turnkey drilling revenues decreased $203,196 to $13,066,800 in 2005 from $13,269,996 in 2004, or 1.5%. We also had a $39,090 or 0.5% decrease in turnkey drilling and development costs to $8,111,248 in 2005 from $8,150,338 in 2004. The decrease in turnkey drilling revenues was mainly due to a decrease in direct working interest sales during the year in 2005 when compared to the year in 2004. The decrease in drilling and development costs was due to lower cost wells drilled in 2005 when compared to 2004. We drilled six exploratory wells and nine developmental in 2005 versus ten exploratory wells and four developmental wells in 2004. Exploratory wells tend to be more expensive due to new lease, geological and geophysical and facility costs. Our gross margins, or profits, on drilling depend on our ability to accurately estimate the costs associated with the development of projects in which we sell working interests and to acquire viable properties that can be successfully developed. Costs associated with contract drilling depend on location, well depth, weather, and availability of drilling contractors and equipment. Our gross margin on drilling was 37.9% and 38.6% for the years ended December 31, 2005 and 2004, respectively. Gross margin is calculated as the difference between turnkey drilling revenue and turnkey drilling expense. However, management believes that a portion of its impairment losses should also be considered as a cost of drilling in determining the profitability of this segment, because impairment costs are incurred in the selection of higher quality prospects for ultimate development.

Impairment losses of $742,642 and $51,414 were recorded in 2005 and 2004, respectively. We periodically review for impairment proved properties on a field-by-field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value. We determine if impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. We regard impairment costs as a component of our turnkey drilling overhead, since impairment costs amount to a write-down of previously acquired property inventory that we were unable to successfully develop as part of our turnkey drilling program.

The aggregate of supervisory fees and other income was $1,348,041 for the year ended December 31, 2005, a decrease of $433,745 (24.3%) from $1,781,786 during the year in 2004. This was due to a decrease in cost recovery received for use of facilities constructed and placed into service during prior periods due to lower production. Supervisory fees are charged in accordance with the Council for Petroleum Accountants Societies (COPAS) policy for reimbursement of expenses associated with the joint accounting for billing, revenue disbursement, and payment of taxes and royalties. These charges are reevaluated each year and adjusted up or down as deemed appropriate by a published report to the industry by Ernst & Young, LLP, Public Accountants. Supervisory fees increased $6,009 or 1.2%, to $493,415 in 2005 from $487,406 in 2004.

Depreciation, depletion and amortization expense increased to $4,062,587 from $3,714,271, an increase of $348,316 (9.4%) for the year ended December 31, 2005, as compared to the same period in 2004. The depletion rate is calculated using production as a percentage of reserves. This increase in depletion expense was mainly due to an increase in the depletion rate because of higher rates of production when compared to total reserves and in the number of oil and gas assets that we own.

We also reevaluated our inventory of capitalized geological lease and land costs, in order to write off those prospects that may be no longer viable. As a result, $381,790 of previously capitalized costs were written off and recorded as geological and geophysical expense during 2005 compared with $321,983 written off in 2004, a $59,807 or 18.6% increase.

General and administrative expenses decreased by $166,852 or 3.2%, from $5,205,190 for the year ended December 31, 2004 to $5,038,338 for the year in 2005. This decrease was mainly due to the decrease in the allowance for bad debts of $239,388, from $641,079 in 2004 to $401,691 in 2005, for receivables from direct working interest investors whose expenses on non-producing wells was unlikely to be collected. Legal and accounting expense decreased to $236,199 for the period, compared to $627,038 for year 2004, a $390,839 or 62.3% decrease. These decreases were due to lower audit, tax preparation and legal fees during the year in 2005. Marketing expense for the year ended December 31, 2005 increased $776,880, or 60.5%, to $2,061,689, compared to $1,284,809 for the year in 2004. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs. In 2005 we also increased the use of outside brokers to increase direct working interest sales.

During the period in 2005, we increased long-term debt under our commercial bank credit line. The interest rate charged to the company also increased from 6.0% at December 31, 2004, to 7.75% at December 31, 2005. This increased interest expense to $444,271 for the year ended December 31, 2005, from $273,050 for the same period in 2004, a $171,221, or 62.7% increase.

In 2005 our income tax expense decreased to $627,270 from $1,306,063 in 2004, a $678,793 or 52% decrease, mainly due to the decrease in our net income. For the periods in 2004 and 2005,

this represents an effective tax rate of approximately 37.3% and 34.6%, respectively. The use of percentage depletion created from the current operations, and from utilization of unused percentage depletion carryforwards, results in an effective tax rate less than the normal federal rate of 35% plus the relevant state rates (mostly California, 9.3%).

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

As mentioned earlier, in 2003 we adopted SFAS 143 for Asset Retirement Obligations, which resulted in a $41,301, net of tax, cumulative effect adjustment of a change in accounting principle in 2003. There were no adjustments for changes in accounting principle in during 2004 or 2005.

Capital Resources and Liquidity

At December 31, 2005, Royale Energy had current assets totaling $11,814,984 and current liabilities totaling $13,956,018, a $2,141,034 working capital deficit. We had cash and cash equivalents at December 31, 2005 of $4,716,772 compared to $7,627,045 at December 31, 2004.

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

We ordinarily fund our operations and cash needs from cash flows generated from operations. During the fourth quarter of each year, we receive a large percentage of the revenue generated by our sales of working interests to third parties, as individual high net worth investors make investments according to their own year-end financial planning. We also incur a large percentage of our costs for drilling activities in the third and fourth quarters of each year. We believe that we have sufficient liquidity for 2006 and do not foresee any liquidity demands that cannot be met from cash flow from operations.

At the end of 2005, our accounts receivable totaled $4,221,601 compared to $3,903,941 at December 31, 2004, a $317,660 (8%) increase, mainly due to increased revenue receivables due to higher natural gas prices at the end of 2005 as compared to 2004. At December 31, 2005, our accounts payable and accrued expenses totaled $7,375,161, a decrease of $2,252,905 or 23.3% over the accounts payable at the end of 2004 of $9,628,066. This was primarily due to the decrease in trade accounts payable due to fewer wells drilled at the end of 2005 when compared to 2004.

Occasionally we borrow from banks, using our oil and gas properties as security. In 2005, we drew $927,500 from our credit line to meet our drilling schedule. During the year ended December 31, 2004, we drew approximately $1,082,500 net, from our credit line in order to purchase new oil and gas assets.

We have a revolving line of credit under a loan agreement with Guaranty Bank, FSB, which is secured by all of our oil and gas properties. At December 31, 2005, we had outstanding indebtedness of $6,400,000. Unused available credit from this revolving line of credit totaled approximately $555,974 at December 31, 2005. At December 31, 2004, we had outstanding indebtedness under this agreement of $5,472,500. The loan agreement also contains certain restrictive covenants, including the prohibition of payment of dividends on our stock (other than dividends paid in stock). The loan agreement contained covenants that, among other things, we must:

-	Maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization to debt service requirements of at least 1.25 to 1.00;
-	Maintain a ratio of bank determined current assets to bank determined current liabilities of at least 1.00 to 1.00; and
-	Maintain a tangible net worth as of the close of each fiscal quarter of at least $8,188,000 as of September 30, 2002, plus 50% of positive quarterly net income thereafter.

At December 31, 2005, Royale Energy was in compliance with its loan covenants.

During 2004 we obtained a new loan from Guaranty Bank, FSB for $1,000,000, which is secured by our non-oil and gas real estate assets, which was primarily used to fund operations. In 2005,

portion of the real estate was subsequently sold during the year resulting in an additional $175,000 principal payment. At December 31, 2005, we had outstanding indebtedness of $321,344 on this loan.

We do not engage in hedging activities or use derivative instruments to manage market risks.

The following schedule summarizes our known contractual cash obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total Obligations	2006	2007-2008	2009-2010	Beyond
Office lease	$ 3,645,593	$333,839	$ 698,023	$ 740,533	$1,873,198
Long-term debt	6,721,344	90,746	6,630,598	-	-
Total	$10,366,937	$424,585	$7,328,621	$740,533	$1,873,198

Operating Activities. For the year ended December 31, 2005, cash provided by operating activities totaled $6,395,442 compared to $8,018,300 provided by operating activities for the same period in 2004, a $1,622,858 or 20.2% decrease, mainly due to decreases in net revenues from operations. Cash provided by operating activities for 2004 decreased $1,866,800 or 18.9% as compared to $9,885,100 for the year ended December 31, 2003 mainly due to decreases in net revenues from operations.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $9,888,809 for the year in 2005, compared to $6,640,103 used by investing activities for the same period in 2004. This increase in cash used was primarily due to the increased number of wells drilled, nine developmental and six exploratory in 2005 and four developmental and 10 exploratory in 2004. Net cashed used by investing activities in 2004 decreased $4,375,941 or 39.7% from $11,016,044 for the year ended December 31, 2003 primarily due to fewer wells drilled in 2004 as compared with 14 developmental and three exploratory in 2003.

Financing Activities. For the year ended December 31, 2005 cash provided by financing activities was $583,094 compared to $1,371,230 provided by financing activities for the same period in 2004. This difference in cash provided was primarily due to decreases in borrowings during 2005 when compared to 2004. Cash provided by financing activities decreased $2,407,388 or 63.7% from $3,778,618 for the year ended December 31, 2003 primarily due to decreases in borrowings in 2004 when compared with 2003.

Changes in Reserve Estimates

In 2005, our estimated proved developed and undeveloped reserve quantities were revised downward by approximately 2.1 million cubic feet of natural gas 200,000 barrels of oil. See, Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-30. During 2005, three producing wells ceased producing, resulting in a reduction in proved developed reserves. Also during 2005, one prospect that had been previously estimated to contain proved undeveloped gas reserve was drilled and resulted in a dry hole, and two other prospects with proved undeveloped reserves were drilled and resulted in proved reserves less than prior estimates. The revisions of previous estimates attributable to these wells accounted for approximately 93% of the net downward revisions of previous gas reserve estimates.

The reduction in oil reserve estimates in 2005 was mainly due to re-evaluation of one oil/condensate well, which was drilled at the end of 2004 and began production in 2005. Based on its production experience, oil reserves for that well were reduced by 161,409 barrels, which equals 80% of net oil reserve reductions in 2005.

The following table summarizes the major reasons for reserve reductions in 2005.

	Oil	Gas
Two existing wells which ceased production		(738,212)
Reduction of PUD due to one dry hole		(461,000)
Reduction of PUD based on drilling results	(161,409)	(781,293)
Total	(161,409)	(1,980,505)

In 2004, the cessation of production from one well and significant downward revision of a second well accounted for downward revisions of more than 1.14 million cubic feet of proved developed reserves, which is 77% of the net revisions in 2004. Both wells had been producing gas wells. The reserve estimate for one well was revised downward by 622,928 cubic feet to 0, and the reserve estimate of the second well was revised downward by 521,714 cubic feet to 182,000 cubic feet.

Item 7A Qualitative and Quantitative Disclosures About Market Risk

Royale Energy is exposed to market risk from changes in commodity prices and in interest rates. In 2005, we sold a majority of our natural gas at the daily market rate through the Pacific Gas & Electric pipeline. In 2005, our natural gas revenues were approximately $10.4 million with an average price of $7.48 per MCF. At current production levels, a 10% per MCF increase or decrease in our average price received could potentially increase or decrease our natural gas revenues by approximately $1.04 million. At our current production levels of oil and natural gas condensate, a 10% increase or decrease in our average price per barrel could potentially increase or decrease our oil and natural gas revenues by approximately $90,000. We currently do not sell any of our natural gas or oil through hedging contracts.

We have a line of credit used in funding purchases of oil and gas assets, meeting drilling schedules and assisting in funding operations. This line of credit is tied to increases or decreases in the bank prime interest rate. If the interest rate on our line of credit were to increase 1% or 2% during the year this could potentially add approximately $60,000 to $120,000, respectively, to our interest expense.

Item 8 Financial Statements

See pages F-1, et seq., included herein.

-24-
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

Our chief executive officer, Donald H. Hosmer, and chief financial officer, Stephen M. Hosmer, evaluated the effectiveness or our disclosure controls and procedures as of the end of the 2005 fiscal year. Based on their evaluation, they concluded that our disclosure controls are effective in providing reasonable assurance that material information relating to our company is made known to management on a timely basis during the period when our periodic reports are being prepared.

No changes in our internal control over financial reporting occurred during the last fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10 Directors and Executive Officers of the Registrant

The following table contains certain information about Royale Energy's current directors and executive officers. Directors are elected by stockholders at each annual stockholders' meeting and serve until their successors are elected and qualified. Officers serve at the discretion of the board of directors.

Name	Age	First Became Director or Executive Officer	Positions Held
Harry E. Hosmer	75	1986	Chairman of the Board
Donald H. Hosmer	51	1987	President, Secretary and Director
Stephen M. Hosmer	39	1996	Executive Vice President, Chief Financial Officer and Director
Oscar A. Hildebrandt*+	70	1995	Director
Rodney Nahama +	73	1994	Director
Gilbert Kemp*+	71	1998	Director
George M. Watters*	85	1991	Director

* Member of the audit committee
+ Member of the compensation committee

A majority of the members of the board of directors may be considered independent directors under Nasdaq rules (including Messrs. Hildebrandt, Nahama, Kemp and Watters). The board of directors has determined that Dr. Oscar Hildebrandt and George Watters are "audit committee financial experts" as defined in Item 401 of Securities and Exchange Commission Regulation

S-K.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that Royale Energy's directors, certain officers, and greater than 10 percent stockholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish Royale Energy with copies of all such reports they file.

In 2005, director Oscar A. Hildebrandt filed a late report of exercise of options to purchase a total of 39,228 shares of Royale Energy's common stock on four occasions in February, April, and June 2005. Based solely upon a review of the copies of the forms furnished to Royale Energy, or representations from certain reporting persons that no reports were required, Royale Energy believes that no other persons failed to file required reports on a timely basis during or in respect of 2005.

Item 11 Executive Compensation

The following table summarizes the compensation of the chief executive officer and the other most highly compensated executive officers (the "named executive officers") of Royale Energy and its subsidiaries during the past year.

		Annual Compensation		Long-Term Compensation
(a)	(b)	(c)	(d)	(i)
	Year	Salary	Bonus	All Other Compensation
Donald Hosmer	2005	$204,615	$ 0	$6,138
President	2004	$185,143	$ 85,000	$5,726
	2003	$173,113	$150,000	$ 579

Stephen Hosmer	2005	$194,385	$ 0	$5,832
Exec. V.P.	2004	$175,223	$ 85,000	$5,419
& CFO	2003	$158,309	$150,000	$5,340

All Other Compensation: Consists of Royale Energy's matching contribution to the company's simple IRA plan on behalf of the listed executives.

Royale Energy does not have employment agreements with any of its executives.

No Stock Options Were Granted in 2005

We did not grant any stock options, stock appreciation rights or Long-Term Incentive Plan Awards to our named executive officers during 2005.

Aggregate 2005 Option Exercises and Year End Values

The following table summarizes number and value of shares of stock options exercised by the named executive officers in 2005 and the number and value of all unexercised stock options held by those executive officers at the end of 2005.

	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options/SARS at 12/31/05 exercisable/ unexercisable	Value of unexercised in- the-money options/SARS at 12/31/05 exercisable/ unexercisable
Stephen M. Hosmer	19,615	$188,912	-	-
Oscar Hildebrandt	39,228	$285,283	-	-
George Watters	58,843	$311,534	-	-

Compensation Committee Report

Our executive compensation policy is designed to motivate, reward and retain the key executive talent necessary to achieve our business objectives and contribute to our long-term success. Our compensation policy for our executive officers focuses primarily on determining appropriate salary levels and performance-based cash bonuses.

Policy

The compensation committee's primary responsibility is making recommendations to the board of directors relating to compensation of our officers. The committee also makes recommendations to the board of directors regarding employee benefits, our defined benefit plans, defined contribution plans, and stock based plans.

Determination

To determine executive compensation, the committee, in December each year, meets with our officers to review our compensation programs, discuss the performance of the company, the duties and responsibilities of each of the officers pay levels and business results compared to others similarly situated within the industry. The committee the makes recommendations to the board of directors for any adjustment to the officers compensation levels.

Compensation Elements

Base. Base salaries for our executive officers are established based on the scope of their responsibilities, taking into account competitive market compensation paid by our peers. Base salaries are reviewed annually. The salaries we paid to our most highly paid executive officers for the last three years are set forth in the Summary Compensation Table included under Executive Compensation.

Bonus. The compensation committee meets annually to determine the quantity, if any, of the cash bonuses of executive officers. The amount granted is based, subjectively, upon the company's stock price performance, earnings, revenue, reserves and production. The committee does not use quantifiable metrics for these criteria; but rather uses each in balance to assess the strength of the company's performance. The committee believes that formulaic approaches to cash incentives can foster an unhealthy balance between short-term and long-term goals. In 2005, the compensation committee did not award bonuses to any of the company's executive officers.

Members of the Compensation Committee:
Oscar A. Hildebrandt, Chair
Rodney Nahama
Gilbert Kemp

Performance Graph

The following stock price performance graph is included in accordance with the SEC's executive compensation disclosure rules and is intended to allow stockholders to review Royale Energy's executive compensation policies in light of corresponding stockholder returns, expressed in terms of the appreciation of Royale Energy's common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares total return on $100 value of Royale Energy's common stock on December 31, 2000, with the cumulative total return of the Standard & Poor's Composite 500 Stock Index and the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oils Stock Index) from December 31, 2000 through December 31, 2005.

The Royale Energy performance figures assume retention of stock dividends in 2001, 2002, 2003 and 2004 and a stock split in 2004.

	2000	2001	2002	2003	2004	2005
Royale Energy, Inc.	100	101	92	250	197	173
S & P Composite 500 Stock Index	100	87	67	84	92	95
DJ US Exploration and Production Index	100	92	93	120	168	276

Compensation of Directors

Each director who is not an employee of Royale Energy receives a quarterly fee for his services,

which in 2005 was set at $3,025. In addition, Royale Energy reimburses directors for the expenses they incur for their service. No directors received any stock options or stock appreciation rights in 2005.

Item 12 Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the ownership of Royale Energy's voting securities as of December 31, 2005, by: (i) each person Royale Energy knows to own beneficially more than 5% of the outstanding shares of each class of equity securities, (ii) each of Royale Energy's directors, and (iii) all of Royale Energy's directors and officers as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to its or his shares.

Common Stock

On December 31, 2005, 7,934,736 shares of our common stock were outstanding.

The following table sets forth share ownership information for our officers, directors, and holders of more than 5% of our equity securities as of December 31, 2005. None of our officers, directors or 5% stockholders own options or other rights to acquire our common stock within 60 days of December 31, 2005.

Stockholder (1)	Number	Percent

Donald H. Hosmer (2)	1,016,437	12.81%

Harry E. Hosmer (2)	778,797	9.82%

Oscar A. Hildebrandt	75,735	Less than 1%

Stephen M. Hosmer (2)	1,221,561	15.40%

Gilbert C. L. Kemp	16,962	Less than 1%

Rodney Nahama	-	-

George M. Watters	58,841	Less than 1%

All officers and directors as a group	3,168,333	39.93%

(1) The mailing address of each listed stockholder is 7676 Hazard Center Drive, Suite 1500, San Diego, California 92108.

(2) Donald H. Hosmer and Stephen M. Hosmer are sons of Harry E. Hosmer, Chairman of the Board.

Preferred Stock

Holders of each series of Convertible Preferred Stock have voting rights equal to the number of shares into which they are convertible. On December 31, 2005, there were 6,122 shares of Series A and 57,416 shares of Series AA Convertible Preferred Stock outstanding. The shares of each series of Preferred shares are convertible into shares of Royale Energy's Common Stock at the option of the security holder, at the rate of two shares of Convertible Preferred Stock for each share of Common Stock. The Preferred Stock is not registered under the Securities Exchange Act of 1934, and no market exists for the Preferred Stock. The total number of shares of Common Stock issuable on conversion of all outstanding shares of Preferred Stock equals less than 1% of the outstanding Common Stock of Royale Energy. To Royale Energy's knowledge, none of the Preferred stockholders would own more than 1% of Royale Energy's Common Stock, if their Preferred shares were converted to Common shares.

Item 13 Certain Relationships and Related Transactions

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

Donald and Stephen Hosmer each have participated individually in 128 and 129 wells respectively under the 1989 policy. The Hosmer Trust, a trust for the benefit of family members of Harry E. Hosmer, has participated in 128 wells.

Investments in wells under the 1989 policy for the three years ended December 31, 2005, 2004, and 2003 are as follows:
	Year	# of fractional interests	Amount
Don Hosmer	2005	14	$104,441
	2004	14	$137,716
	2003	17	$101,291
Stephen Hosmer	2005	15	$112,020
	2004	14	$132,878
	2003	17	$86,362
Hosmer Trust	2005	15	$109,413
	2004	14	$138,492
	2003	17	$86,362

Current officers and directors were billed $130,473, $196,323, and $305,489 for their interests for the three years ended December 31, 2005, 2004, and 2003 respectively.

Royale Energy's Chairman of the Board and former President, Harry E. Hosmer, renders management consulting services to Royale Energy on an ongoing basis. Royale Energy compensated Mr. Hosmer $151,437, $138,600, and 126,000 for his consulting services in 2005, 2004, and 2003 respectively, and pays his medical insurance costs. Mr. Hosmer's consulting services are in conjunction with his service on the board of directors, for which he receives reimbursement of expenses to attend meetings.

For the year ended December 31, 2005, Royale Energy repurchased 19,615 stock options held by Stephen Hosmer amounting to $188,912. For the year ended December 31, 2004, the company repurchased 14,063 stock options held by Harry Hosmer, and 11,078 held by Don Hosmer, amounting to $160,178 and $126,178 respectively. For the year ended December 31, 2003 the company repurchased 10,290 options from Don Hosmer and 42,000 from Harry Hosmer amounting to $59,270 and $275,854 respectively.

Item 14 Principal Accountant Fees and Services

During 2004 Sprouse & Anderson, LLP became our independent accountants. The aggregate fees billed by them for the years ended December 31, 2005 and 2004 are as follows:

-33-

	2005	2004
Audit fees (1)	$86,903	$ 19,855
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$86,903	$ 19,855

The following table sets forth the aggregate fees billed by our previous independent accountants, Brown Armstrong Paulden McCown Starbuck & Keeter Accountancy Corporation, for the year ended December 31, 2004.

2004
Audit fees (1)	$ 53,214
Audit-related fees (2)	22,292
Tax fees (3)	7,577
All other fees (4)	10,372
Total	$ 93,455

During 2004, UHY Mann, Frankfort, Stein & Lipp Advisors became our independent tax consultants. For the years ended December 31, 2005 and 2004, $68,280 and $72,871 were billed, respectively.

(1) Audit fees are fees for professional services rendered for the audit of Royale Energy's annual financial statements, reviews of financial statements included in the company's Forms 10-Q, and reviews of documents filed with the U.S. Securities and Exchange Commission.

(2) Audit related fees consist of fees for services reasonably related to performance of the audit or review of Royale Energy's financial statements. For 2005 and 2004, these services include quarterly reviews of financial information.

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

Item 15 Exhibits and Financial Statement Schedules

Financial Statements

1. Financial Statements. See Index to Financial Statements, page F-1

2. Schedules. Supplemental Information About Oil and Gas Producing Activities (Unaudited) begins on page F-30.

3. Exhibits

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

Royale Energy, Inc.

Date:	April 12, 2006	/s/ Donald H. Hosmer
Donald H. Hosmer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 12, 2006	/s/ Harry E. Hosmer
Harry E. Hosmer
Chairman of the Board of Directors

Date:	April 12, 2006	/s/ Donald H. Hosmer
Donald H. Hosmer
Director, President, Chief Executive Officer and Secretary

Date:	April 12, 2006	/s/ Stephen M. Hosmer
Stephen M. Hosmer
Director, Executive Vice President and Chief Financial Officer

Date:	April 12, 2006	/s/ Oscar A. Hildebrandt
Oscar A. Hildebrandt
Director

Date:	April 12, 2006	/s/ Rodney Nahama
Rodney Nahama
Director

Date:	April 12, 2006	/s/ Gilbert C.L. Kemp
Gilbert C.L. Kemp
Director

Date:	April 12, 2006	/s/ George M. Watters
George M. Watters
Director

ROYALE ENERGY, INC.
INDEX TO FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Index to Financial Statements	F-1

Report of Sprouse & Anderson, LLP, Independent Auditors	F-2

Report of Brown Armstrong Paulden McCown Starbuck & Keeter	F-3

Balance Sheets at December 31, 2005 and 2004	F-4

Statements of Operations for the Years Ended December 31, 2005, 2004, and 2003	F-6

Statements of Stockholders' Equity for the Years Ended December 31, 2005, 2004, and 2003	F-7

Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003	F-10

Notes to the Financial Statements	F-11

Supplemental Information About Oil and Gas Producing Activities (Unaudited)	F-30

Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

F-1

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Royale Energy, Inc.:

We have audited the accompanying balance sheets of Royale Energy, Inc. (a California corporation) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years then ended . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royale Energy, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

SPROUSE & ANDERSON, L.L.P.

March 3, 2006

Austin, Texas

F-2

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors
Royale Energy, Inc.

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Royale Energy, Inc. for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, and stockholders' equity, of Royale Energy, Inc. and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER
ACCOUNTANCY CORPORATION

Bakersfield, California
February 13, 2004

F-3

ROYALE ENERGY, INC
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004

Current Assets
Cash and Cash Equivalents	$ 4,716,772	$ 7,627,045
Accounts Receivable	4,221,601	3,903,941
Prepaid Expenses	2,299,333	3,570,850
Deferred Tax Asset	194,468	1,155,338
Inventory	382,810	147,478

Total Current Assets	11,814,984	16,404,652

Investments	6,946	6,946

Oil and Gas Properties (successful efforts basis),
Equipment and Fixtures	31,220,651	26,137,071

Total Assets	$ 43,042,581	$ 42,548,669

The accompanying notes are an integral part of these financial statements.
F-4

ROYALE ENERGY, INC.
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

LIABILITIES AND STOCKHOLDERS' EQUITY

	2005	2004
Current Liabilities
Accounts Payable and Accrued Expenses	$ 7,375,161	$ 9,628,066
Current Portion of Long-Term Debt	90,746	69,944
Deferred Revenue from Turnkey Drilling	6,490,111	5,279,417

Total Current Liabilities	13,956,018	14,977,427

Noncurrent Liabilities
Asset Retirement Obligation	245,627	266,462
Deferred Tax Liability	3,892,048	4,138,317
Long-Term Debt, Net of Current Portion	6,630,598	5,977,642

Total Noncurrent Liabilities	10,768,273	10,382,421

Total Liabilities	24,724,291	25,359,848

Redeemable Preferred Stock
Series A, Convertible Preferred Stock, No Par Value,
259,250 Shared Authorized; 6,122 and 6,122 Shares
Issued and Outstanding.	11,589	11,589

Stockholders' Equity
Common Stock, No Par Value, 10,000,000 Shares
Authorized; 7,948,688 and 7,859,223 issued and
7,934,736 and 7,839,223,outstanding.	19,500,374	19,591,039
Convertible Preferred Stock, Series AA, No Par Value,
147,500 Shares Authorized; 57,416 and 57,416
Shares Issued and Outstanding	167,979	167,979
Accumulated (Deficit)	(1,314,738)	(2,500,641)

Total Paid in Capital and Accumulated Deficit	18,353,615	17,258,377

Less Cost of Treasury Stock, 13,952 and 20,000 Shares	(68,271)	(97,906)
Paid in Capital, Treasury Stock	21,357	16,761

Total Stockholders' Equity	18,318,290	17,188,821

Total Liabilities and Stockholders' Equity	$ 43,042,581	$ 42,548,669

The accompanying notes are an integral part of these financial statements.
F-5

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
Revenues
Sale of Oil and Gas	$ 11,228,537	$ 10,892,574	$ 10,120,148
Turnkey Drilling	13,066,800	13,269,996	11,966,860
Supervisory Fees and Other	1,348,041	1,781,786	1,178,129

Total Revenues	25,643,378	25,944,356	23,265,137

Costs and Expenses
General and Administrative	5,038,338	5,205,190	3,993,668
Geological and Geophysical Expenses	381,790	321,983	209,622
Turnkey Drilling Development	8,111,248	8,150,338	5,855,661
Lease Operating	2,751,441	2,817,448	1,714,382
Lease Impairment	742,642	51,414	869,991
Legal and Accounting	236,199	627,038	544,302
Marketing	2,061,689	1,284,809	804,366
Depreciation, Depletion and Amortization	4,062,587	3,714,271	2,418,922

Total Costs and Expenses	23,385,934	22,172,491	16,410,914

Income (Loss) from Operations	2,257,444	3,771,865	6,854,223

Other Expenses
Interest Expense	444,271	273,050	194,997

Income (Loss) Before Income Tax Expense	1,813,173	3,498,815	6,659,226

Income Tax Expense (Benefit)	627,270	1,306,063	2,217,005

Net Income Before Cumulative Effect
of Accounting Change	1,185,903	2,192,752	4,442,221

Cumulative Effect of Accounting Change	-	-	(41,301)

Net Income (Loss)	1,185,903	$ 2,192,752	$ 4,400,920

Basic Earnings Per Share:
Net income (loss) available to common stock	$0.15	$ 0.32	$ 0.72
Cumulative effect of accounting change	$ -	$ -	$ -

Diluted Earnings (Loss) Per Share	$.15	$ 0.31	$ 0.65

The accompanying notes are an integral part of these financial statements.
F-6

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	Common Stock		Preferred Stock Series AA
	Shares		Shares
	Issued	Amount	Outstanding	Amount
Balance at January 1, 2003	5,030,101	$16,692,095	48,581	$ 191,813

15% Stock Dividend	585,924	2,709,205	5,261	12,735

Conversion of Preferred A
to Common Stock	503	2,180	-	-

Conversion of Preferred AA
to Common Stock	5,301	40,622	(10,602)	(40,622)

Stock Options Repurchase	-	(335,124)	-	-

Net Income (Loss) for the Year	-	-	-	-

Balance at December 31, 2003	5,621,829	19,108,978	43,240	163,926

3.75% Stock Dividend	221,049	755,280	1,619	4,053

28% Stock Dividend	1,712,093		12,557

Royale Petroleum Corp. - Stock Reorganitzation.	295,801

Acquisition of Royale Petroleum Corp.	451	5,377

Stock Options Repurchased	-	(286,356)	-	-

Stock Options Exercised	8,000	7,760	-	-

Net Income (Loss) for the Year	-	-	-	-

Balance at December 31, 2004	7,859,223	$ 19,591,039	57,416	$ 167,979

Stock Options Repurchased	-	(188,912)	-	-

Stock Options Exercised	89,465	98,247	-	-

Stock Award

Net Income (Loss) for the Year	-	-	-	-

Balance at December 31, 2005	7,948,688	$ 19,500,374	57,416	$ 167,979

The accompanying notes are an integral part of these financial statements.
F-7

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	Preferred Stock Series A
	Shares		Accumulated
	Outstanding	Amount	Deficit

Balance at January 1, 2003	5,068	$ 12,017	$ (5,611,288)

15% Stock Dividend	551	1,335	(3,468,955)

Conversion of Preferred A
to Common Stock	(1,008)	(2,180)	(1,335)

Conversion of Preferred AA
to Common Stock	-	-	(12,735)

Stock Options Repurchased

Net Income (Loss) for the Year	-	-	4,400,920

Balance at December 31, 2003	4,611	$ 11,172	(4,693,393)

3.75% Stock Dividend	172	417	-

28% Stock Dividend	1,339	-	-

Royale Petroleum Corp - Stock Reorganization

Acquisition of Royale Petroleum Corporation

Stock Options Repurchased

Stock Options Exercised

Net Income (Loss) for the Year	-	-	2,192,752

Balance at December 31, 2004	6,122	11,589	$ (2,500,641)

Stock Options Repurchased

Stock Options Exercised

Stock Award

Net Income (Loss) for the Year	-	-	1,185,903

Balance at December 31, 2005	6,122	$ 11,589	$ (1,314,738)

The accompanying notes are an integral part of these financial statements.
F-8

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	Treasury Stock
	Shares		Paid in Capital	Dividend to be
	Acquired	Amount	Treasury Stock	Distributed	Total

Balance at January 1, 2003	20,000	$ (97,906)	16,761	-	$ 11,203,492

15% Stock Dividend	-	-	-	759,750	14,070

Conversion of Preferred A
to Common Stock	-	-	-	-	(1,335)

Conversion of Preferred AA
to Common Stock	-	-	-	-	(12,735)

Stock Options Repurchase	-	-	-	-	(335,124)

Net Income (Loss) for the Year	-	-	-	-	4,400,920

Balance at December 31, 2003	20,000	(97,906)	16,761	$ 759,750	$ 15,269,288

3.75% Stock Dividend Distributed	-	-	-	(759,750)	-

28% Stock Dividend

Royale Petroleum Corp. - Stock Reorganization	-	-	-	-	-

Acquisition of Royale Petroleum Corp.	-	-	-	-	5,377

Stock Options Repurchase	-	-	-	-	(286,356)

Stock Options Exercised	-	-	-	-	7,760

Net Income (Loss) for the Year	-	-	-	-	2,192,752

Balance at December 31, 2004	20,000	$ (97,906)	$ 16,761	$ -	$ 17,188,821

Stock Options Repurchased	-	-	-	-	(188,912)

Stock Options Exercised	-	-	-	-	98,247

Stock Award	(6,048)	29,635	4,596	-	34,231

Net Income (Loss) for the Year	-	-	-	-	1,185,903

Balance at December 31, 2005	13,952	$ (68,271)	$ 21,357	$ -	$ 18,318,290

The accompanying notes are an integral part of these financial statements.
F-9

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,185,903	$2,192,752	$4,400,920
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation, Depletion, and Amortization	4,062,587	3,714,271	2,418,922
Lease Impairment	742,642	51,414	869,991
Bad Debt Expense	401,691	641,079	-
Compensation Expense - Stock Grant	34,231
(Increase) Decrease in:
Accounts Receivable	(719,351)	598,471	(1,407,255)
Prepaid Expenses and Other Assets	1,997,055	(2,409,983)	(587,717)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(2,273,741)	875,473	2,721,546
Deferred Revenues - DWI	1,210,694	1,244,536	1,468,693
Deferred Income Taxes	(246,269)	1,110,287	-

Net Cash Provided by Operating Activities	6,395,442	8,018,300	9,885,100

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties And other capital expenditures	(9,888,809)	(6,915,103)	(11,016,044)
Proceeds from Sale of Investments	-	275,000	-

Net Cash Used in Investing Activities	(9,888,809)	(6,640,103)	(11,016,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt (Net)	673,759	1,657,586	4,113,742
Exercise of Options for Cash	98,247
Repurchase of Stock Options	(188,912)	(286,356)	(335,124)

Net Cash Provided by Financing Activities	583,094	1,371,230	3,778,618

Net Increase (Decrease) in Cash and Cash Equivalents	(2,910,273)	2,749,427	2,647,674

Cash & Cash Equivalents at Beginning of Year	7,627,045	4,877,618	2,229,944

Cash & Cash Equivalents at End of Year	$4,716,772	$7,627,045	$4,877,618

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$ 290,367	$ 211,633	$ 194,997

Cash Paid for Taxes	$ 369,063	$ 601,523	$ 12,670

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

Joint Ventures

The accompanying financial statements as of December 31, 2005 and 2004 include the accounts of Royale Energy and its proportionate share of the assets, liabilities and results of operations. Royale Energy generally retains an ownership interest of approximately 50% in wells it drills with its joint venture projects. Royale Energy is the operator of the majority of properties in which it has an ownership interest. In connection with the drilling and operation of wells, the Company receives industry standard COPAS fees, which are recorded as supervisory fee income.

Revenue Recognition

Royale Energy recognizes revenues from the sales of oil and gas in the period of delivery.

Royale Energy enters into turnkey drilling agreements with investors to develop leasehold acreage it has acquired. When Royale Energy sponsors a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who enter into a signed contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, and other costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is held and reported by Royale Energy as deferred revenue until drilling is complete. Drilling is generally completed within 7-14 days. If costs exceed revenues and Royale Energy participates as a working interest owner, Royale's proportional share of the excess is capitalized as the cost of Royale Energy's working interest. If Royale Energy is unable to drill the wells, and a suitable replacement well is not found, the deferred funds received would be returned to the investors. Included in cash and cash equivalents are amounts for use in the completion of turnkey drilling programs in progress.

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

Royale Energy performs a periodic review for impairment of proved properties on a field-by-field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value. Royale Energy determines if impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. Impairment losses of $742,642, $51,414, and $869,991 were recorded in 2005, 2004, and 2003 respectively.

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

F-12
recorded impairment. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of income under impairment expense.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit, and highly liquid debt instruments with maturities of three months or less.

Inventory

Inventory consists of supplies and spare parts and is carried at cost.

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

At December 31, 2005 and 2004, net accounts receivable was $4,221,601 and $3,903,941, respectively. At December 31, 2005 and 2004, the Company established an allowance for bad debts of $401,691 and $641,079, respectively for receivables from direct working interest investors whose expenses on non-producing wells was unlikely to be collected.

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

Earnings (Loss) Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Year Ended December 31, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Earnings Per Share:
Net income available to common stock	$ 1,185,903	7,860,341	$ 0.15

Cumulative effect of accounting change	-	-	-

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	31,769	-

Net income available to common stock	$ 1,185,903	7,892,110	$ 0.15

	For the Year Ended December 31, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Earnings Per Share:
Net income available to common stock	$ 2,192,752	6,900,334	$ 0.32

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	148,938	(0.01)

Net income available to common stock	$ 2,192,752	7,049,272	$ 0.31

	For the Year Ended December 31, 2003
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Earnings Per Share:
Net income available to common stock	$ 4,442,221	6,184,842	$ 0.72

Cumulative effect of accounting change	(41,301)	-	-

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	550,410	(0.07)

Net income available to common stock	$ 4,400,920	6,735,252	$ 0.65

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

The following table illustrates the effect on net income and earnings per share if Royale Energy had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation:

	2005	2004	2003
Net income (loss), as reported	$ 1,185,903	$ 2,192,752	$ 4,400,920

Add: Stock-based employee compensation
expense included in reported net income, net
of related tax effects.	-	-	-

F-14

	2005	2004	2003

Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards, net of
related tax effects	-	-	(137,318)

Pro forma net income	$ 1,185,903	$ 2,192,752	$ 4,263,602

Earnings per share:
Basic -- as reported	$ 0.15	$ 0.32	$ 0.72
Basic -- pro forma	$ 0.15	$ 0.32	$ 0.69

Diluted -- as reported	$ 0.15	$ 0.31	$ 0.65
Diluted -- pro forma	$ 0.15	$ 0.31	$ 0.63

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

On June 1, 2005, Royale Energy awarded shares of restricted common stock to certain of its employees pursuant to an incentive compensation plan. On that date, the Company's stock price was $5.66 per share. A total of 6,048 shares of vested restricted common stock were issued. The Company recognized $34,241 compensation expense in 2005. Additionally, 12,102 shares of unvested stock were awarded with vesting dates in 2006 and 2007 for which compensation expense will be similarly recognized. The stock issued pursuant to the plan was issued in reliance on the exemption from registrations requirements of the Securities Act of 1933 contained in Section 4(2) thereof. Royale Energy issued no other equity securities in 2005.

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

2004. We did not charge any previously capitalized exploratory well costs to expense upon adoption of FSP FAS 19-1.

	12 months ended December 31,
	2005	2004
Beginning balance at January 1	0	0
Additions to capitalized exploratory well costs pending the determination of proved reserves	2,276,495	3,494,045
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(2,276,495)	(3,494,045)

Ending balance at December 31	0	0

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

NOTE 2 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31,:

	2005	2004
Oil and Gas

Producing properties, including intangible drilling costs	$ 28,805,150	$ 24,268,397
Undeveloped properties	6,232,050	2,082,853
Lease and well equipment	8,777,597	8,041,522

	43,814,797	34,392,772
Accumulated depletion, depreciation and amortization	(14,743,316)	(10,897,900)

	29,071,481	23,494,872

Commercial and Other

Real estate, including furniture and fixtures	503,344	1,005,916
Vehicles	255,523	255,523
Furniture and equipment	2,391,490	2,142,871

	3,150,357	3,404,310
Accumulated depreciation	(1,001,187)	(762,111)

	2,149,170	2,642,199

	$ 31,220,651	$ 26,137,071

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

	2005	2004	2003

Acquisition - Proved	$ 394,069	$ 3,217,409	$ 3,058,667
Acquisition - Unproved	$ 848,358	$ 1,906,106	$ 225,054
Development	$ 7,633,536	$ 2,388,723	$ 4,396,398
Exploration	$ 5,507,658	$ 7,925,775	$ 2,828,769

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the three years ended December 31, are as follows:

	2005	2004	2003

Oil and gas sales	$ 11,228,537	$ 10,892,574	$ 10,120,148
Production related costs	(2,751,441)	(2,817,448)	(1,714,382)
Geological and geophysical expense	(381,790)	(321,983)	(209,622)
Depreciation, depletion and amortization	(4,062,587)	(3,714,271)	(2,418,922)

Results of operations from producing and
exploration activities	$ 4,032,719	$ 4,038,872	$ 5,777,222
Income Taxes	1,391,288	1,393,411	1,993,142
Net Results	$ 2,641,431	$ 2,645,461	$ 3,784,080

NOTE 3 - ASSET RETIREMENT OBLIGATION

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

	2005	2004
Asset retirement obligation
Beginning of the year	$ 266,462	$ 195,712
Liabilities incurred during the period	21,007	73,804
Settlements	(14,026)	(31,694)
Accretion expense	10,050	64,113
Revisions in estimated cash flow	(37,866)	(35,473)
Asset retirement obligation
End of year	$ 245,627	$ 266,462

NOTE 4 - TURNKEY DRILLING CONTRACTS

Royale Energy receives funds under turnkey drilling contracts, which require Royale Energy to drill oil and gas wells within a reasonable time period from the date of receipt of the funds. As of December 31, 2005 and 2004, Royale Energy had recorded deferred turnkey drilling revenue associated with undrilled wells of $6,490,111 and $5,279,417, respectively, as a current liability.

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

The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Principles (see Note 1).

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for 2005 and 2004:

Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
Year Ended December 31, 2005
Revenues from External Customers	$ 11,228,537	$ 13,066,800	$ 24,295,337

Supervisory Fees	$ 1,277,105	$ -	$ 1,277,105

Interest Revenue	$ 70,936	$ -	$ 70,936

Interest Expense	$ 222,136	$ 222,135	$ 444,271

Expenditures for Segment Assets	$ 6,245,208	$ 12,335,497	$ 18,580,705

Depreciation, Depletion, and Amortization	$ 3,859,458	$ 203,129	$ 4,062,587

Lease Impairment	$ 371,321	$ 371,321	$ 742,642

Income Tax	$ 313,635	$ 313,635	$ 627,270

Total Assets	$ 43,042,581	$ -	$ 43,042,581

	Oil and Gas Producing And Exploration	Turnkey Drilling Services	Total
Net Income (Loss)	$ 1,564,821	$ (378,918)	$ 1,185,903

Year Ended December 31, 2004
Revenues from External Customers	$ 10,892,574	$ 13,269,996	$ 24,162,570

Supervisory Fees	$ 1,712,673	$ -	$ 1,712,673

Interest Revenue	$ 69,113	$ -	$ 69,113

Interest Expense	$ 136,525	$ 136,525	$ 273,050

Expenditures for Segment Assets	$ 6,580,446	$ 11,826,360	$ 18,406,806

Depreciation, Depletion, and Amortization	$ 3,528,557	$ 185,714	$ 3,714,271

Lease Impairment	$ 25,707	$ 25,707	$ 51,414

Income Tax (Benefit)	$ 653,031	$ 653,032	$ 1,306,063

Total Assets	$ 42,548,669	$ -	$ 42,548,669

Net Income	$ 1,718,987	$ 473,765	$ 2,192,752

Year Ended December 31, 2003
Revenues from External Customers	$ 10,120,148	$ 11,966,860	$ 22,087,008

Supervisory Fees	$ 1,134,116	$ -	$ 1,134,116

Interest Revenue	$ 44,013	$ -	$ 44,013

Interest Expense	$ 97,499	$ 97,498	$ 194,997

Expenditures for Segment Assets	$ 4,801,248	$ 8,320,753	$ 13,122,001

Depreciation, Depletion, and Amortization	$ 2,306,200	$ 112,722	$ 2,418,922

Lease Impairment	$ 434,996	$ 434,995	$ 869,991

Income Tax (Benefit)	$ 1,108,503	$ 1,108,502	$ 2,217,005

Cumulative Effect of Accounting Change	$ (20,651)	$ (20,650)	$ (41,301)

Total Assets	$ 35,670,504	$ -	$ 36,670,504

Net Income (Loss)	$ 2,529,180	$ 1,871,740	$ 4,400,920

NOTE 6 - LONG-TERM DEBT

	2005	2004

Revolving line of credit secured by oil and gas properties, with a maximum available of $5,750,000 issued by Guaranty Bank, FSB for the purposes of refinancing Royale's existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes. The agreement was entered into on January 21, 2003. Interest is at Guaranty Bank's base rate plus .75%, resulting in a rate of 7.75% at December 31, 2005, payable monthly with borrowing base reductions of $125,000 commencing on February 1, 2003. All unpaid principal and interest is payable at maturity on June 1, 2008.

	$ 6,400,000	$ 5,472,500

Term Note (Secured by Deed of Trust), dated March 17, 2004, in the original principal amount of $1,0000,000, executed by Royale Energy, Inc., payable to the order of Guaranty Bank, FSB. Monthly payments of principal and interest are $9,000 per month with all unpaid principal and interest due on March 17,2007.

	$ 321,344	$ 575,086

Total Long Term Debt	$ 6,721,344	$ 6,047,586

Less Current Maturity	$ (90,746)	$ (69,944)

Long Term Debt Less Current Portion	$ 6,630,598	$ 5,977,642

Significant covenants under the terms of the line of credit agreement include that the Company will have a tangible net worth not less than $8,188,000 as of September 30, 2002, plus 50% of positive quarterly net income thereafter, a debt coverage ratio not less than 1.25:1, a bank defined current ratio not less than 1:1, general and administrative expenses (excluding litigation and accounting expenses) at the close of any fiscal quarter not to exceed 27.5% of net revenues . The Company was in compliance with the terms of this agreement at December 31, 2005 and 2004.

Maturities of long-term debt for years subsequent to December 31, 2005 are as follows:
Year Ended
December 31,

2006	$ 90,746
2007	$ 230,598
2008	$ 6,400,000
$ 6,721,344

NOTE 7 - INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Significant components of the Company's deferred assets and liabilities at December 31, 2005, 2004 and 2003, respectively, are as follows:

F-22

	2005	2004	2003
Deferred Tax Assets (Liabilities):
Statutory Depletion Carry Forward	$ 816,270	$ 816,270	$ 984,595
Capital Loss / AMT Credit Carry Forward	25,311	133,023	21,357
Charitable Contributions Carry Forward	6,660	-	-
Allowance for Doubtful Accounts	124,097	206,045	-
Oil and Gas Properties and Fixed Assets	(4,669,918)	(4,138,317)	(3,028,030)

Net Deferred Tax Liability	$ (3,697,580)	$ (2,982,979)	$ (2,022,078)

Deferred Tax Assets:
Current	194,468	1,155,338	1,005,952
Non-current	-	-	-
Deferred Tax Liabilities:
Current	-	-	-
Non-current	(3,892,048)	(4,138,317)	(3,028,030)
Net Deferred Tax Liability	$ (3,697,580)	$ (2,982,979)	$ (2,022,078)

The Company had statutory percentage depletion carry forwards of approximately $2,366,000 and $2,366,000 at December 31, 2005 and 2004 respectively. The depletion has no expiration date. The Company also has a capital loss carryforward of approximately $0 and $41,000 at December 31, 2005 and 2004, respectively.

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the statutory income tax rates at December 31, 2005, 2004 and 2003, respectively, to pretax income is as follows:

	2005	2004	2003

Tax (benefit) computed at statutory rate	$ 625,440	$ 1,207,874	$ 2,264,137

Increase (decrease) in taxes resulting from:
Net operating loss carryforwards used	-	-	(447,426)
State tax / percentage depletion / other	-	93,987	398,811
Other non deductible expenses	1,830	4,202	1,483

Provision (benefit)	$ 627,270	$ 1,306,063	$ 2,217,005

Effective Tax Rate	34.6%	37.3%	33.5%

The components of the Company's tax provision are as follows:

	2005	2004	2003

Current tax provision (benefit) - federal	$ 5,570	$ 125,003	$ 79,927
Current tax provision (benefit) - state	629	14,113	115,000
Deferred tax provision (benefit) - federal	558,064	1,048,561	1,819,870
Deferred tax provision (benefit) - state	63,007	118,386	202,208

Total provision	$ 627,270	$ 1,306,063	$ 2,217,005

Of the 2003 tax provision, $13,836 was attributable to the cumulative effect of the FAS 143 accounting change.

NOTE 8 - REDEEMABLE PREFERRED STOCK

In 1993, Royale Energy's Board of Directors authorized the issuance of 259,250 shares of Series A Convertible Preferred Stock, which were sold through a private placement offering. The Series A Convertible Preferred Stock was offered in units. Each unit consisted of 25,000 shares of Series A Convertible Preferred Stock and a 0.1% interest in the distributions of the Royale Energy Income Trust, to be formed. Royale Energy had the right to sell fractional units. The Series A Convertible Preferred Stock has a stated value of $4 per share and provides stockholders with a one time 10% cash dividend payable thirty days after the expiration of one year from the date of purchase. The cash dividend has been paid on all outstanding shares at December 31, 1994. The Board authorized a 15% stock dividend to stockholders of record on May 31, 2002 and increased the number of Series A Preferred shares by 1,475. In addition, on May 1, 2003, the Board authorized a 15% stock dividend to stockholders of record on that date payable in equal monthly installments beginning with the quarter ending June 30, 2003. This dividend increased the number of Series A Preferred shares by 385 for the period ending December 31, 2003 and has been retroactively restated to reflect the 3rd quarterly stock dividend paid in January 2004. On March 31, 2004, the fourth and final of these installments was made resulting in 172 shares being issued. On March 23, 2004, the Board of Directors declared a 28% stock split, which was distributed to stockholders on June 30, 2004. As a result, the Series A Preferred shares increased by 1,339.

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

On October 28, 1993, Royale Energy's Series A Convertible Preferred Stock stockholders were made a one time offer to convert their Series A Convertible Preferred Stock to common stock. This conversion would be at one share of common stock for each share of Series A Convertible Preferred Stock, rather than at the original conversion price of $4 per share. This conversion would not affect the stockholders' rights and incentives in the Royale Energy Income Trust. As of December 31, 2003 and 2002, 233,011 shares of Series A Convertible Preferred Stock had been converted to 202,723 shares of common stock. No conversions were made in 2004 or 2005.

NOTE 9 - SERIES AA PREFERRED STOCK

In April 1992, Royale Energy's Board of Directors authorized the sale of Series AA Convertible Preferred Stock. Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to Series A Convertible Preferred Stockholders. The Series AA Convertible Preferred Stock does not have the right of redemption at the stockholders' option. As of December 31, 2003 and 2002, there were 43,240 and 48,581 shares issued and outstanding. The Board authorized a 15% stock dividend to stockholders of record on May 31, 2002 and increased the number of Series AA Preferred shares by 6,466. In addition, on May 1, 2003, the Board authorized a 15% stock dividend to stockholders of record on that date payable in equal monthly installments beginning with the quarter ending June 30, 2003. This dividend increased the number of Series AA Preferred shares by 3,701 for the period ending December 31, 2003 and has been retroactively restated to reflect the 3rd quarterly stock dividend paid in

January 2004. On March 31, 2004, the fourth and final of these installments was made resulting in 1,619 shares being issued. On March 23, 2004, the Board of Directors declared a 28% stock split, which was distributed to stockholders on June 30, 2004. As a result, the Series AA Preferred shares increased by 12,557. As of December 31, 2005 and 2004, there were 57,416 shares issued and outstanding.

NOTE 10 - COMMON STOCK

Royale Energy's Board of Directors, at its December 1997 meeting, authorized the repurchase and cancellation of up to 15% of the outstanding common stock of Royale Energy. The Board also authorized a 15% stock dividend to stockholders of record on May 31, 2002. The number of common shares increased by 652,959 shares. The effect of the stock dividend decreased retained earnings by $4,472,769. In addition, on May 1, 2003, the Board of Directors authorized a 15% stock dividend to stockholders of record on that date with the dividend to be paid in equal quarterly installments beginning with the quarter ending June 30, 2003. The number of common shares increased by 585,924 shares after the third quarterly payment of the stock dividend. The effect of the stock dividend decreased retained earnings by $3,468,955 at December 31, 2003. On March 31, 2004, the fourth and final of these installments was made resulting in 221,049 shares being issued. On March 23, 2004, the Board of Directors declared a 28% stock split, which was distributed to stockholders on June 30, 2004. As a result, the number of common shares increased by 1,712,093.

The financial statements have been retroactively restated to reflect the stock split distributed in June 2004.

NOTE 11 - STOCK WARRANTS

Changes in Royale Energy's common stock warrants were as follows at December 31:

	2005	2004

Outstanding Warrants at Beginning of Period	0	340,514

Stock Reorganization	0	(340,514)

Outstanding Warrants at End of Period	0	0

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

NOTE 12 - OPERATING LEASES

Royale Energy occupies office space through the use of two leases, one for their office in San Diego, CA and one for an office in Woodland, CA. The San Diego lease is under a 120 month noncancellable lease contract, which expires in July 2015. The San Diego lease calls for monthly payments ranging from

$27,010 to $35,241, and the Woodland lease calls for monthly payments of $275. Future minimum lease obligations as of December 31, 2005 are as follows:

Year Ended
December 31,

2006	$ 333,839
2007	343,854
2008	354,169
2009	364,795
2010	375,738
Thereafter	1,873,198

Total	$ 3,645,593

Rental expense for the years ended December 31, 2005, 2004, and 2003 are $340,006, $298,165, and $244,041 respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

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

The Board of Directors adopted a policy in 1989 that permits directors and officers of the Company to purchase from the Company, at the Company's actual costs, up to one percent of a fractional interest in any well to be drilled by the Company. Current and former officers and directors were billed $130,473 and $196,323 for their interests for the years ended December 31, 2005 and 2004, respectively.

For the year ended December 31, 2005, Royale Energy repurchased 19,615 stock options held by Stephen Hosmer amounting to $188,912. For the year ended December 31, 2004, the company repurchased 14,063 stock options held by Harry Hosmer, and 11,078 held by Don Hosmer, amounting to $160,178 and $126,178 respectively. For the year ended December 31, 2003 the company repurchased 10,290 options from Don Hosmer and 42,000 from Harry Hosmer amounting to $59,270 and $275,854 respectively.

NOTE 14 - STOCK COMPENSATION PLAN

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

At the March 10, 1995 Board of Directors meeting, directors and executive officers of Royale Energy were granted 154,000 options to purchase common stock at an exercise or base price of $1.90 per share. These options were granted for a period of ten years, and may be exercised after the second anniversary of the grant. Royale Energy applies APB Opinion 25 and related interpretations in accounting for its plans. Royale Energy did not grant stock options during 2005, 2004 or 2003.

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

On July 10, 2003, the Company repurchased 10,290 options from Don Hosmer in the amount of $59,270, and 42,000 options from Harry Hosmer amounting to $275,854.

On March 29, 2004, the Company repurchased 14,063 options from Harry Hosmer amounting to $160,178, and 11,078 options from Don Hosmer amounting to $126,178.

On June 24, 2005, the Company repurchased 19,615 options from Stephen Hosmer amounting to $188,912.

A summary of the status of Royale Energy's stock option plan as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates is presented below:

F-27

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Fixed Options
Outstanding at Beginning of Year	137,143	$1.13	114,439	$1.51	104,477	$1.79
Stock Dividends and Splits	-		35,849		13,622
Reinstated	-		19,996		39,675
Exercised	(109,686)		(33,141)		(43,335)
Expired or Ineligible	(27,457)		-		-

Outstanding at End of Year	-	$0.97	137,143	$1.13	114,439	$1.51

Options Exercisable at Year End	-	$0.97	137,143	$1.13	114,439	$1.51

Weighted-average Fair Value of Options
Granted During the Year	-		-		-

NOTE 15 - SIMPLE IRA PLAN

In April 1998, the Company established a Simple IRA pension plan covering all employees. The Company will contribute a matching contribution to each eligible employee's Simple IRA equal to the employee's salary reduction contributions up to a limit of 3% of the employee's compensation for the year. The employer contribution for the years ending December 31, 2005, 2004, and 2003 were $48,445 $46,043 and $42,875, respectively.

NOTE 16 - ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the continuing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy's business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance and remediation costs in 2005, 2004, or 2003.

Royale Energy is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of Royale Energy.

NOTE 17 - CONCENTRATIONS OF CREDIT RISK

The Company bids its gas sales on a month to month basis and generally sells to a single customer without commitment to future gas sales to any particular customer. The Company normally sells approximately 75% of its monthly natural gas production to one customer on a month to month basis. Since we are able to sell our natural gas to other readily available customers, the loss of any one customer would not have an adverse affect on our overall sales operations.

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2005 and 2004, cash in banks exceeded the FDIC limits by approximately $6.5 and $8.5 million, respectively. The Company has not experienced any losses on deposits.

NOTE 18 : Quarterly Financial Information (Unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2005
Revenues	$5,552,615	$6,059,735	$6,449,816	7,581,212	25,643,378
Operating income (loss)	(17,606)	402,494	445,675	1,426,881	2,257,444
Net income (loss)	(131,833)	264,071	211,584	842,081	1,185,903
Earnings (loss) per share
Basic and Diluted	(0.02)	0.03	0.03	0.11	0.15

2004
Revenues	$5,513,278	$6,392,400	$5,825,029	$8,213,650	$25,944,356
Operating income (loss)	1,512,412	1,155,487	958,066	145,900	3,771,865
Net income (loss)	961,625	719,582	702,861	(191,316)	2,192,752
Earnings (loss) per share
Basic and Diluted	0.14	0.09	0.09	(0.03)	0.32 / 0.31

Annual Earnings (loss) per share may not equal the sum of the four quarterly amounts due to rounding.

F-29
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

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent engineering consultants for the years ended December 31, 2005, 2004, and 2003. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2005, 2004 and 2003 and changes in such quantities during each of the years then ended, were as follows:

	2005		2004		2003
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Proved developed and undeveloped reserves:

Beginning of period	317,000	12,624,000	158,000	11,850,000	125,000	12,785,000
Revisions of previous estimates	(200,657)	(2,122,114)	(43,508)	(1,467,139)	46,409	(131,751)
Production	(16,557)	(1,384,860)	(20,017)	(1,870,250)	(22,160)	(1,915,784)
Extensions, discoveries and improved recovery	9,000	1,952,299	233,890	4,290,054	45,546	1,901,318
Purchase of minerals in place	-	-	-	633,593	-	-
Sales of minerals in place	(17,785)	(505,325)	(11,365)	(812,258)	(36,795)	(788,783)

Proved reserves end of period	91,000	10,564,000	317,000	12,624,000	158,000	11,850,000

F-30

	2005		2004		2003
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Proved developed reserves:

Beginning of period	146,000	8,135,000	137,000	9,390,000	50,000	9,719,000

End of period	65,000	6,990,000	146,000	8,135,000	137,000	9,390,000

These estimates were determined using gas prices at December 31, 2005 ranging from $7.48 per MCF to $10.50 per MCF as applied on a field-by-field basis.

In 2004, the discontinuation of one well and significant downward revision of a second well accounted for downward revisions of more than 1.14 million cubic feet of proved developed reserves, which is 77% of the net revisions in 2004. Both wells had been producing gas wells. The reserve estimate for one well was revised downward by 622,928 cubic feet to 0, and the reserve estimate of the second well was revised downward by 521,714 cubic feet to 182,000 cubic feet.

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves

The standardized measure of discounted future net cash flows is presented below for the three years ended December 31, 2005.

The future net cash inflows are developed as follows:

-	Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.
-	The estimated future production of proved reserves is priced on the basis of year-end prices.
-

The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce proved reserves, based on year-end estimates. Estimated future development cost by year are as follows:

2006	$ 5,787,000
2007	3,005,000
2008	511,000
Thereafter	113,000

Total	$ 9,416,000

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

F-31

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

	2005	2004	2003

Future cash inflows	95,339,000	91,215,000	68,892,000
Future production costs	(18,086,000)	(16,029,000)	(16,466,000)
Future development costs	(9,416,000)	(8,465,000)	(4,251,000)
Future income tax expense	(20,351,400)	(20,016,153)	(14,452,538)

Future net cash flows	47,485,600	46,704,847	33,722,462

10% annual discount for estimated timing of cash flows	(12,682,159)	(12,423,729)	(9,608,336)

Standardized measure -of discounted future net cash flows	34,803,441	34,281,118	24,114,126

Sales of oil and gas produced, net of production costs	(7,022,572)	(6,766,942)	(6,995,490)

Revisions of previous quantity estimates	(3,437,217)	(3,745,397)	(1,782,180)
Net changes in prices and production costs	1,269,384	5,498,228	7,651,000

Sales of minerals in place	(3,325,454)	(3,291,184)	(3,801,973)
Purchases of minerals in place	-	2,009,099	-

Extensions, discoveries and improved recovery	8,593,334	17,595,769	9,135,768

Accretion of discount	4,668,700	3,224,700	5,648,921

Net change in income tax	(223,852)	(4,357,282)	(2,956,814)

Net increase (decrease)	$ 522,323	$10,166,991	$ 6,899,232

Future Development Costs

In order to realize future revenues from our proved reserves estimated in our reserve report, it will be necessary to incur future costs to develop and produce the proved reserves. The following table estimates the costs to develop and produce our proved reserves in the years 2006 through 2008.

F-32

Future development cost of:	2006	2007	2008
Proved developed reserves	$ 294,000	$ -	$ -
Proved non-producing reserves	7,000	36,000	10,000
Proved undeveloped reserves	5,486,000	2,969,000	501,000

Total	$ 5,787,000	$ 3,005,000	$511,000

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

Additional data relating to Royale Energy's oil and natural gas properties is disclosed in Supplemental Information About Oil and Gas Producing Activities (Unaudited), attached to Royale Energy's Financial

Statements, beginning on page F-1. The oil and natural gas reserve information disclosed in the supplement to the financial statements are based upon the reserve reports for the three years ended December 31, 2005, 2004, and 2003, prepared by Royale Energy's independent reserve engineering consultants.

Historic Development Costs for Proved Reserves

In each year we expend funds to drill and develop some of our proved undeveloped reserves. The following table summarizes our historic costs incurred in each of the past three fiscal years to drill and develop reserves that were classified as proved undeveloped reserves as of December 31 of the immediately preceding year:

2005	$2,428,069
2004	$2,881,835
2003	$2,307,108

F-33