Form 10-Q
period 2006-03-31
ROYALE ENERGY INC
filed 2006-05-16
CIK 864839

As filed with the SEC on May 15, 2006

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At March 31, 2006, a total of 7,934,736 shares of registrant's common stock were outstanding.

-ii-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$ 4,848,312	$ 4,716,772
Accounts receivable	3,135,426	4,221,601
Other current assets	1,354,406	2,299,333
Deferred tax asset	194,468	194,468
Inventory	382,810	382,810

Total Current Assets	9,915,422	11,814,984

Investments	6,946	6,946

Oil and Gas Properties at cost, (successful efforts
Basis), Equipment and Fixtures	31,821,667	31,220,651

TOTAL ASSETS:	$ 41,744,035	$ 43,042,581

See notes to Financial Statements

-1-

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 8,175,796	$ 7,375,161
Current portion of long-term debt	299,755	90,746
Deferred revenue from turnkey drilling	4,282,483	6,490,111
Total Current Liabilities	12,758,054	13,956,018

Long-Term Liabilities
Asset retirement obligation	248,623	245,627
Deferred income taxes	3,892,048	3,892,048
Long-term debt, net of current portion	5,840,000	6,630,598
Total Noncurrent Liabilities	9,980,671	10,768,273

Total Liabilities	22,738,725	24,724,291

Redeemable Preferred Stock
Series A, convertible preferred stock, no par value, 259,250 shares authorized; 6,122 and 6,122 shares issued and outstanding respectively	11,589	11,589

Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares, 7,948,688 and 7,859,223 issued; 7,948,688 and 7,859,223 shares outstanding, respectively	19,500,374	19,500,374
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 57,416 and 57,416 shares issued and outstanding, respectively	167,979	167,979
Accumulated (Deficit)	(627,718)	(1,314,738)

Total paid in capital and accumulated deficit	19,040,635	18,353,615
Less cost of treasury stock, 13,952 and 13,952 shares	(68,271)	(68,271)
Paid in capital, treasury stock	21,357	21,357

Total Stockholders' Equity	19,005,310	18,318,290

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:	$ 41,744,035	$ 43,042,581

See notes to Financial Statements
-2-

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Quarter ended March 31,
	2006 (Unaudited)	2005 (Unaudited)
Revenues:
Sale of oil and gas	$ 2,281,869	$ 2,358,582
Turnkey drilling	4,777,610	2,904,544
Supervisory fees and other	324,244	289,489

Total Revenues	7,383,723	5,552,615

Costs and Expenses:
General and administrative	1,169,008	1,042,423
Turnkey drilling and development	2,963,915	2,531,436
Lease operating	586,610	709,142
Lease impairment	97,851	8,182
Legal and accounting	122,612	88,986
Marketing	219,657	328,527
Depreciation, depletion & amortization	1,050,828	861,525

Total Costs and Expenses	6,210,481	5,570,221

Income from Operations	1,173,242	(17,606)

Other Expense:
Interest expense	124,204	78,294

Income before Income Tax Expense	1,049,038	(95,900)
Income Tax Provision	362,018	35,933

Net Income (Loss)	$ 687,020	$ (131,833)

Diluted Earnings Per Share	$ 0.09	$ (0.02)

Basic Earnings Per Share	$ 0.09	$ (0.02)

See notes to Financial Statements
-3-

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 687,020	$ (131,833)
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, depletion and amortization	1,050,828	861,525
Lease impairment	97,851	8,182
(Increase)Decrease in:
Accounts receivable	1,086,175	26,049
Prepaid expenses and other assets	944,927	906,186
Increase (decrease) in:
Accounts payable and accrued expenses	803,631	(799,646)
Deferred revenues - DWI	(2,207,628)	(786,080)
Deferred income taxes	-	-

Net Cash Provided by Operating Activities	$ 2,462,804	84,383

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties and
other capital expenditures	(1,749,695)	(3,978,369)
Investments	-	-

Net Cash (Used) by Investing Activities	(1,749,695)	(3,978,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(581,569)	(889,671)
Repurchase of stock options	-	-

Net Cash Used by Financing Activities	(581,569)	(889,671)

Net increase (decrease) in cash and cash equivalents	131,540	(4,783,657)

Cash at beginning of period	4,716,772	7,627,045

Cash at end of period	$ 4,848,312	$ 2,843,388

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 128,898	$ 54,958

Cash paid for taxes	$ 278	$ 285,933

See notes to Financial Statements
-4-

ROYALE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The results of operations for the three-month period are not, in management's opinion, indicative of the results to be expected for a full year of operations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

NOTE 2 - Earnings Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Quarter ended March 31, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 687,020	7,934,736	$ 0.09

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	31,769	0.00

Net income available to common stock	$ 687,020	7,966,505	$ 0.09

	For the Quarter ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ (131,833)	7,839,223	$ (0.02)

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	149,337	0.00

Net income available to common stock	$ (131,833)	7,988,560	$ (0.02)

ROYALE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3 - Oil and Gas Properties, Equipment and Fixtures

Oil and gas properties, equipment and fixtures consist of the following:

	March 31, 2006	December 31, 2005
Oil and Gas
Producing properties, including drilling costs	$ 30,696,656	$ 28,805,150
Undeveloped properties	5,499,978	6,232,050
Lease and well equipment	9,175,414	8,777,597
	45,372,048	43,814,797
Accumulated depletion, depreciation & amortization	(15,724,074)	(14,743,316)
	29,647,974	29,071,481
Commercial and Other
Real estate, including furniture and fixtures	$ 503,344	$ 503,344
Vehicles	255,523	255,523
Furniture and equipment	2,491,075	2,391,490
	3,249,942	3,150,357
Accumulated depreciation	(1,076,249)	(1,001,187)
	2,173,693	2,149,170

	$ 31,821,667	$ 31,220,651

ROYALE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

Note 4 - Change in Accounting Principle - FSP FAS 19-1

On April 4, 2005, the Financial Accounting Standards Board posted FSP FAS 19-1, Accounting for Suspended Well Costs, to be effective for reporting periods beginning after April 4, 2005. We have adopted FSP FAS 19-1 effective as of July 1, 2005. The guidance set forth in the FSP requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We performed an evaluation of our capitalized costs and determined that no previously capitalized exploratory well costs pending the determination of proved reserves were required to be expensed or reclassified during the first quarter of 2006 or 2005. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the first quarter of 2006 or 2005. We did not charge any previously capitalized exploratory well costs to expense upon adoption of FSP FAS 19-1.

	Quarter ended
	March 31,
	2006	2005
Beginning balance at January 1	$ 0	$ 0
Additions to capitalized exploratory well costs pending the
determination of proved reserves	836,796	1,327,887
Reclassifications to wells, facilities, and equipment based on
the determination of proved reserves	(836,796)	(1,327,887)
Ending balance at March 31	$ 0	$ 0

Note 5 - Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The FASB concluded that companies can adopt the new standard in one of two ways: the modified prospective transition method, or the modified retrospective transition method. We adopted SFAS No. 123R during the first quarter of fiscal 2006 and use the modified prospective transition method.

At March 31, 2005 and 2006, Royale Energy had no unvested options outstanding, and adoption of SFAS No. 123R would have had no effect on compensation. On June 1, 2005, Royale Energy awarded shares of restricted common stock to certain of its employees pursuant to an incentive compensation plan. On that date, the Company's stock price was $5.66 per share. A total of 6,048 shares of vested restricted common stock were issued. The Company recognized $34,241 compensation expense in 2005.

-7-

Additionally, 12,102 shares of unvested stock were awarded with vesting dates in 2006 and 2007 for which compensation expense will be similarly recognized.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations

For the first quarter of 2006, we had a net profit of $687,020 an $818,853 increase compared to the net loss of $131,833 during the first quarter of 2005. We can attribute this to an increase in turnkey drilling revenues, due to the drilling of six wells in the first quarter of 2006 versus four wells drilled in first quarter of 2005. Total revenues for the first quarter in 2006 were $7,383,723, an increase of $1,831,108 or 33% from the total revenues of $5,552,615 during the period in 2005. This increase was also due to higher turnkey drilling revenues.

In the first quarter of 2006, revenues from oil and gas production decreased by $76,713 or 3.3% to $2,281,869 from the 2005 first quarter revenues of $2,358,582, due to a decrease in natural gas production. The net sales volume of natural gas for the quarter ended March 31, 2006, was approximately 287,509 Mcf with an average price of $6.99 per Mcf, versus 370,126 Mcf with an average price of $5.97 per Mcf for the first quarter of 2005. This represents a decrease in net sales volume of 82,617 Mcf or 22.3%. This decrease was partially due to natural declines in production from existing wells, third party transportation interruptions and to the lack of new production caused by a delay in bringing some of our successful new wells online. The net sales volume for oil and condensate (natural gas liquids) production was 4,689 barrels with an average price of $57.82 per barrel for the first three months of 2006, compared to 3,659 barrels at an average price of $40.40 per barrel for the three months in 2005. This represents an increase in net sales volume of 1,030 barrels, or 28.1%.

Oil and natural gas lease operating expenses decreased by $122,532 or 17.3%, to $586,610 for the quarter ended March 31, 2006, from $709,142 for the quarter in 2005. This decrease was mainly due to lower plugging and workover costs in 2006 when compared to 2005.

For the quarter ended March 31, 2006, turnkey drilling revenues increased $1,873,066 or 64.5% to $4,777,610 from $2,904,544 in the same quarter in 2005. We also had a $432,479 or 17.1% increase in turnkey drilling and development costs to $2,963,915 in 2006 from $2,531,436 in 2005. The increases in turnkey drilling revenues and costs were mainly due to an increase in the number of wells drilled in 2006 when compared to 2005. We drilled six wells during the first quarter of 2006 versus four wells during the same period in 2005.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to expense. Impairment losses of $97,851 were recorded in the first quarter of 2006, an increase of $89,669 or 1096% when compared to the same quarter in 2005.

The aggregate of supervisory fees and other income was $324,244 for quarter ended March 31, 2006, an increase of $34,755 (12%) from $289,489 during the period in 2005. This increase was due to higher supervisory fees from increased drilling.

Depreciation, depletion and amortization expense increased to $1,050,828 from $861,525, an increase of $189,303 (22%) for the quarter ended March 31, 2006, as compared to the same period in 2005. The depletion rate is calculated using production as a percentage of reserves. This increase in depletion expense was mainly due to the increase in our oil and gas assets due to capitalized drilling costs in 2005 and the first quarter of 2006.

General and administrative expenses increased by $126,585 or 12.1%, from $1,042,423 for the quarter ended March 31, 2005, to $1,169,008 for the period in 2006. This increase was due to higher outside consulting services, employee related costs and travel. Legal and accounting expense increased to $122,612 for the period, compared to $88,986 for period in 2005, a $33,626 or 37.8% increase, mainly due to an increase in legal fees. Marketing expense for the quarter ended March 31, 2006, decreased $108,870, or 33.1%, to $219,657, compared to $328,527 for the period in 2005. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Interest expense increased to $124,204 for the quarter ended March 31, 2006, from $78,294 for the same period in 2005, a $45,910, or 58.6% increase. This increase was due to the higher interest rate on our commercial bank credit line, which increased from 6.5% at March 31, 2005 to 8.25% at March 31, 2006 and to an increase in the use of our line due to our increased drilling schedule.

For the first quarter of 2006 our income tax expense increased to $362,018 from $35,933 during the period in 2005, a $326,085 increase, mainly due to the increase in our net operating income.

Capital Resources and Liquidity

At March 31, 2006, Royale Energy had current assets totaling $9,915,422 and current liabilities totaling $12,758,054, a $2,842,632 working capital deficit. We had cash and cash equivalents at March 31, 2006, of $4,848,312 compared to $4,716,772 at December 31, 2005. During the quarter ended March 31, 2006, we repaid approximately $581,000 on our commercial bank credit line and loan.

We have a revolving line of credit under a loan agreement with Guaranty Bank, FSB, which is secured by all of our oil and gas properties. At March 31, 2006, we had outstanding indebtedness of $5,840,000, compared to $6,400,000 at December 31, 2005. Unused available credit from this revolving line of credit totaled approximately $665,974 at March 31, 2006. Our loan from Guaranty Bank, FSB, secured by our non-oil and gas real estate assets, had outstanding indebtedness of approximately $299,775 on March 31, 2006 compared to $321,344 at December 31, 2005.

At March 31, 2006, our accounts receivable totaled $3,135,426, compared to $4,221,601 at December 31, 2005, a $1,086,175 (25.7%) decrease, primarily due to a decrease in our oil and gas receivables for the period. At March 31, 2006, our accounts payable and accrued expenses totaled $8,175,796, an increase of $800,635 or 10.9% from the accounts payable at December 31, 2005, of $7,375,161, mainly due to our increased drilling during the period in 2006.

We ordinarily fund our operations and cash needs from cash flows generated from operations. We believe that we have sufficient liquidity for the remainder of 2006 and do not foresee any liquidity demands that cannot be met from cash flow from operations.

Operating Activities. For the quarter ended March 31, 2006, cash provided by operating activities totaled $2,462,804 compared to $84,383 for the same period in 2005, a $2,378,421 or 2,819% increase. This increase in cash provided was due to the increase in turnkey drilling revenue and the reduction in deferred revenues from turnkey drilling as we applied previously deferred revenues to pay for current drilling and development activity.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $1,749,695 for the period in 2006, compared to $3,978,369 used by investing activities for the same period in 2005, a $2,228,674 or 56% decrease in cash used. This was primarily due to a decrease in cash used for undeveloped properties and the drilling of lower cost wells during the period in 2006.

Financing Activities. For the quarter ended March 31, 2006, cash used by financing activities was $581,569 compared to $889,671 used by financing activities for the same period in 2005, a $308,102 or 34.6% decrease in cash used. This decrease was primarily due to our increasing the outstanding debt on our commercial bank loans during the period in 2006 when compared to 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production. The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production. Prices have been volatile for the last few years, and we expect that volatility to continue. Monthly average natural gas prices ranged from a low of $6.35 per mcf to a high of $8.10 per mcf for the first quarter of 2006. We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4. Controls and Procedures

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2006.

No significant changes occurred in our internal control over financial reporting during the quarter ended March 31, 2006.

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

ROYALE ENERGY, INC.

Date: May 12, 2006	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Date: May 12, 2006	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer

