Form 10-Q
period 2006-06-30
ROYALE ENERGY INC
filed 2006-08-14
CIK 864839

______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500
San Diego, CA 92108
(Address of principal executive offices)
(Zip Code)
619-881-2800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  [X]     No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At June 30, 2006, a total of 7,942,408 shares of registrant's common stock were outstanding.

-ii-

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$ 3,974,671	$ 4,716,772
Accounts receivable	3,214,260	4,221,601
Other current assets	2,561,931	2,299,333
Deferred tax asset	194,468	194,468
Inventory	382,810	382,810

Total Current Assets	10,328,140	11,814,984

Investments	6,946	6,946

Oil and Gas Properties at cost, (successful efforts
Basis), Equipment and Fixtures	31,074,561	31,220,651

TOTAL ASSETS:	$ 41,409,647	$ 43,042,581

See notes to Financial Statements
-1-

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 6,849,230	$ 7,375,161
Current portion of long-term debt	277,937	90,746
Deferred revenue from turnkey drilling	5,428,315	6,490,111
Total Current Liabilities	12,555,482	13,956,018

Long-Term Liabilities
Asset retirement obligation	251,678	245,627
Deferred income taxes	3,892,048	3,892,048
Long-term debt, net of current portion	5,670,000	6,630,598
Total Noncurrent Liabilities	9,813,726	10,768,273

TOTAL LIABILITIES	22,369,208	24,724,291

Redeemable Preferred Stock
Series A, convertible preferred stock, no par value, 259,250 shares authorized; 0 and 6,122 shares issued and outstanding respectively	0	11,589

Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares, 7,951,748 and 7,948,688 issued; 7,942,408 and 7,934,736 shares outstanding, respectively	19,511,963	19,500,374
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 57,416 and 57,416 shares issued and outstanding, respectively	167,979	167,979
Accumulated (Deficit)	(618,694)	(1,314,738)

Total paid in capital and accumulated deficit	19,061,248	18,353,615
Less cost of treasury stock, 9,340 and 13,952 shares	(45,672)	(68,271)
Paid in capital, treasury stock	24,863	21,357

TOTAL STOCKHOLDERS' EQUITY	19,040,439	18,318,290

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:	$ 41,409,647	$ 43,042,581

See notes to Financial Statements
-2-

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)
Revenues
Sale of oil and gas	$ 2,003,046	$ 2,309,334	$ 4,284,915	$ 4,667,916
Turnkey drilling	2,317,204	3,382,322	7,094,814	6,286,866
Supervisory fees and other	287,438	368,079	611,682	657,568

Total Revenues	4,607,688	6,059,735	11,991,411	11,612,350

Costs and Expenses
General and administrative	1,099,618	1,232,766	2,268,626	2,275,189
Turnkey drilling and development	1,158,343	2,000,383	4,122,258	4,531,819
Lease operating	575,592	1,092,286	1,162,202	1,801,428
Lease impairment	12,476	-	110,327	8,182
Legal and accounting	77,319	64,540	199,931	153,526
Marketing	648,113	381,380	867,770	709,907
Depreciation, depletion & amortization	911,615	885,886	1,962,443	1,747,411

Total Costs and Expenses	4,483,076	5,657,241	10,693,557	11,227,462

Income from Operations	124,612	402,494	1,297,854	384,888

Other Expense
Interest expense	126,968	107,740	251,172	186,034

Income (Loss) before Income Tax Expense	(2,356)	294,754	1,046,682	198,854
Income Tax Provision	(11,380)	30,683	350,638	66,616

Net Income (Loss)	$ 9,024	$ 264,071	$ 696,044	$ 132,238

Diluted Earnings Per Share	$ 0.00	$ 0.03	$ 0.09	$ 0.02

Basic Earnings Per Share	$ 0.00	$ 0.03	$ 0.09	$ 0.02

See notes to Financial Statements
-3-

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 696,044	$ 132,238
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	1,962,443	1,747,411
Lease impairment	110,327	8,182
Compensation Expense - Stock Grant	26,105	0
(Increase) Decrease in:
Accounts receivable	1,007,341	789,663
Prepaid expenses and other assets	(262,598)	1,435,655
(Decrease) in:
Accounts payable and accrued expenses	(519,880)	(1,528,606)
Deferred revenues - DWI	(1,061,796)	(1,264,473)
Deferred income taxes	0	(924,270)

Net Cash Provided by Operating Activities	1,957,986	395,800

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties and
other capital expenditures	(1,926,680)	(6,403,612)

Net Cash (Used) by Investing Activities	(1,926,680)	(6,403,612)

CASH FLOWS FROM FINANCING ACTIVITIES
(Payments) Proceeds on long-term debt	(773,407)	315,612
Repurchase of stock options	0	(158,665)

Net Cash Provided (Used) by Financing Activities	(773,407)	156,947

Net decrease in cash and cash equivalents	(742,101)	(5,850,865)

Cash and cash equivalents, beginning of period	4,716,772	7,627,045

Cash and cash equivalents, end of period	$ 3,974,671	$ 1,776,180

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 255,804	$ 171,243

Cash paid for taxes	$ 10,900	$ 369,010

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

NOTE 2 - Earnings Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Six Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 696,044	7,938,752	$ 0.09

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	28,708	0.00

Net income available to common stock	$ 696,044	7,967,460	$ 0.09

	For the Six Months Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 132,238	7,857,396	$ 0.02

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	105,422	0.00

Net income available to common stock	$ 132,238	7,962,818	$ 0.02

ROYALE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

Note 3 - Oil and Gas Properties, Equipment and Fixtures

Oil and gas properties, equipment and fixtures consist of the following:

	June 30, 2006	December 31, 2005
Oil and Gas
Producing properties, including drilling costs	$ 31,596,604	$ 28,805,150
Undeveloped properties	4,641,710	6,232,050
Lease and well equipment	9,294,392	8,777,597
	45,532,706	43,814,797
Accumulated depletion, depreciation & amortization	(16,596,981)	(14,743,316)
	$ 28,935,725	29,071,481
Commercial and Other
Real estate, including furniture and fixtures	$ 503,344	$ 503,344
Vehicles	255,523	255,523
Furniture and equipment	2,499,859	2,391,490
	3,258,726	3,150,357
Accumulated depreciation	(1,119,890)	(1,001,187)
Net Book Value Commercial and Other	2,138,836	2,149,170

Total Net Book Value	$ 31,074,561	$ 31,220,651

ROYALE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

Note 4 - Change in Accounting Principle - FSP FAS 19-1

On April 4, 2005, the Financial Accounting Standards Board posted FSP FAS 19-1, Accounting for Suspended Well Costs, to be effective for reporting periods beginning after April 4, 2005. We have adopted FSP FAS 19-1 effective as of July 1, 2005. The guidance set forth in the FSP requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We performed an evaluation of our capitalized costs and determined that no previously capitalized exploratory well costs pending the determination of proved reserves were required to be expensed or reclassified during the period of 2006 or 2005. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the first six months of 2006 or 2005. We did not charge any previously capitalized exploratory well costs to expense upon adoption of FSP FAS 19-1.

	Six Months ended June 30,
	2006	2005
Beginning balance at January 1	$ 0	$ 0
Additions to capitalized exploratory well costs pending the determination of proved reserves	897,843	1,327,887
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(897,843)	(1,327,887)
Ending balance at June 30	$ 0	$ 0

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

On June 1, 2005, Royale Energy awarded shares of restricted common stock to certain of its employees pursuant to an incentive compensation plan. On that date, the Company's stock price was $5.66 per share. A total of 6,048 and 4,612 shares of vested restricted common stock were issued in 2005 and 2006 respectively. The Company recognized corresponding compensation expense of $34,241 and $26,104 for 2005 and 2006. A remaining, 7,490 shares of unvested stock were awarded with a vesting date in 2007 for which compensation expense will be similarly recognized.

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations

For the first six months of 2006, we achieved a net profit of $696,044 a $563,806 or 426.4% increase compared to the net profit of $132,238 during the first six months of 2005. This increase is mainly attributed to higher direct working interest sales during the period in 2006. We had a net profit of $9,024 for the second quarter of 2006, a decrease of $255,047 or 96.6% from the 2005 second quarter net profit of $264,071. Total revenues for the six month period in 2006 were $11,991,411, an increase of $379,061 or 3.3% from the total revenues of $11,612,350 during the same period in 2005. This increase was also due to higher direct working interest sales. Total revenues for the second quarter of 2006, of $4,607,688 decreased $1,452,047, or 24.0% from the second quarter 2005 revenues of $6,059,735.

In the first six months of 2006, revenues from oil and gas production decreased by $383,001 or 8.2% to $4,284,915 from the 2005 revenues of $4,667,916, due to a decrease in natural gas production. In the second quarter 2006, oil and gas revenue decreased $306,288 or 13.3% from the second quarter 2005 of $2,309,334. The net sales volume of natural gas for the six months ended June 30, 2006, was approximately 566,180 Mcf with an average price of $6.39 per Mcf, versus 717,692 Mcf with an average price of $6.13 per Mcf for the first six months of 2005. This represents a decrease in net sales volume of 151,511 Mcf or 21.1%. For the second quarter of 2006, the average price decreased $0.51 per Mcf and the net sales volume of natural gas decreased 75,003 Mcf, from 349,078 Mcf in the period in 2005 to 274,075 Mcf in 2006. This decrease was partially due to natural declines in production from existing wells, third party transportation interruptions and to a decrease in new production caused by a delay in bringing some of our successful new wells online. The net sales volume for oil and condensate (natural gas liquids) production was 10,820 barrels with an average price of $61.54 per barrel for the first six months of 2006, compared to 6,071 barrels at an average price of $43.75 per barrel for the six months in 2005. This represents an increase in net sales volume of 4,749 barrels, or 78.2%. For the second quarter of 2006, the average price for oil and condensate increased $18.43 per barrel, from $46.19 and production increased 3,049, or 110.9% barrels from the same quarter in 2005.

Oil and natural gas lease operating expenses decreased by $639,226 or 35.5% to $1,162,202 for the first six months ended June 30, 2006, from $1,801,428 for the same period in 2005. For the second quarter 2006, lease operating expenses decreased $516,694 or 47.3% over the same period in 2005. This decrease was mainly due to lower plugging and workover costs in 2006 when compared to 2005.

For the six months ended June 30, 2006, turnkey drilling revenues increased $807,948 or 12.9% to $7,094,814 from $6,286,866 in the same period in 2005. For this period, we had a decrease of $409,561 or 9.0% in turnkey drilling and development costs to $4,122,258 in 2006 from $4,531,819 in 2005. In the second quarter of 2006, turnkey drilling revenues decreased $1,065,118 or 31.5%, as well as related costs, $842,040, or 42.1% over the same quarter in 2005.

The increase in turnkey drilling revenues was mainly due to an increase in direct working interest sales during the period of 2006. The decrease in turnkey drilling cost is due to the number of wells drilled in 2006 when compared to 2005. We drilled seven wells during the first six months of 2006 versus eight wells during the same period in 2005.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to expense. Impairment costs of $110,327 were recorded in the first six months of 2006, an increase of $102,145 or 1248.4% when compared to the same period in 2005. Impairment cost for the second quarter 2006 increased $12,476 over the same period in 2005. These impairment losses were mainly due to various lease and land costs that were no longer viable.

The aggregate of supervisory fees and other income was $611,682 for six months ended June 30, 2006, a decrease of $45,886 or 7.0% from $657,568 during the period in 2005. Second quarter supervisory fees and other income decreased $80,641 or 21.9% to $287,438 from $368,079 in 2005. This reduction was due to the decrease in wells drilled and the decrease in natural gas production for the period.

Depreciation, depletion and amortization expense increased to $1,962,443 from $1,747,411 an increase of $215,032 or 12.3% for the six months ended June 30, 2006, as compared to the same period in 2005. During the second quarter, these expenses increased $25,729 or 2.9% over the same period in 2005. The depletion rate is calculated using production as a percentage of reserves. This increase in depletion expense was mainly due to the increase in our oil and gas assets due to capitalized drilling costs in 2005 and the six months of 2006.

General and administrative expenses decreased by $6,563 or 0.3%, from $2,275,189 for the six months ended June 30, 2005, compared to $2,268,626 for the same period in 2006. Second quarter 2006 general and administrative expenses decreased $133,148 or 10.8% from $1,232,766 in 2005 compared to $1,099,618 in 2006. The second quarter decrease was mainly due to a reduction in employee related travel costs and outside recruiting services. Legal and accounting expense increased to $199,931 for the six months ended June 30, 2006, compared to $153,526 for the same period in 2005, a $46,405 or 30.2% increase. For the quarter, legal and accounting expenses increased $12,779 or 19.8% from the previous year. The increase in legal and accounting expense is as a result of higher fees relating to corporate compliance matters. Marketing expense for the six months ended June 30, 2006, increased $157,863 or 22.2% to $867,770 for the same period in 2005. For the second quarter, marketing expenses increased $266,733, or 69.9%, to $648,113, compared to $381,380 for the same period in 2005. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Interest expense increased to $251,172 for the six months ended June 30, 2006, from $186,034 for the same period in 2005, a $65,138 or 35.0% increase. Interest expense also increased $19,228 or 17.9%, to $126,968 for the second quarter in 2006 when compared to $107,740 in 2005. This increase was due to the higher interest rate on our commercial bank credit line, which increased from 7.00% at June 30, 2005 to 8.75% at June 30, 2006.

For the first six months of 2006 our income tax expense increased to $350,638 from $66,616 during the same period in 2005, an increase of $284,022, mainly due to the increase in our net operating income.

Capital Resources and Liquidity

At June 30, 2006, Royale Energy had current assets totaling $10,328,140 and current liabilities totaling $12,555,482, a $2,227,342 working capital deficit. We had cash and cash equivalents at June 30, 2006, of $3,974,671 compared to $4,716,772 at December 31, 2005. During the six months ended June 30, 2006, we repaid approximately $730,000 on our commercial bank credit line and loan.

We have a revolving line of credit under a loan agreement with Guaranty Bank, FSB, which is secured by all of our oil and gas properties. At June 30, 2006, we had outstanding indebtedness of $5,670,000, compared to $6,400,000 at December 31, 2005. Our loan from Guaranty Bank, FSB, secured by our non-oil and gas real estate assets, had outstanding indebtedness of approximately $277,937 on June 30, 2006 compared to $321,344 at December 31, 2005.

At June 30, 2006, our accounts receivable totaled $3,214,260, compared to $4,221,601 at December 31, 2005, a decrease of $1,007,341 or 23.9%, primarily due to a decrease in our oil and gas receivables for the period. At June 30, 2006, our accounts payable and accrued expenses totaled $6,849,230, a decrease of $525,931 or 7.1% from the accounts payable at December 31, 2005, of $7,375,161, mainly due to the decrease in our drilling during the period in 2006.

We ordinarily fund our operations and cash needs from cash flows generated from operations. We believe that we have sufficient liquidity for the remainder of 2006 and do not foresee any liquidity demands that cannot be met from cash flow from operations.

Operating Activities. For the six months ended June 30, 2006, cash provided by operating activities totaled $1,957,986 compared to $395,800 for the same period in 2005, a $1,562,186 or 394.7% increase. This increase in cash provided was due to the increase in direct working interest sales and a decrease in drilling for the period of 2006.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $1,926,680 for the period in 2006, compared to $6,403,612 used by investing activities for the same period in 2005, a $4,476,932 or 69.9% decrease in cash used. This was primarily due to a decrease in cash used for undeveloped properties and the drilling of lower cost wells during the period in 2006.

Financing Activities. For the six months ended June 30, 2006, cash used by financing activities was $773,407 compared to $156,947 net cash provided by financing activities for the same period in 2005. This difference was primarily due to principle payments made on our commercial bank loans during the period in 2006 when compared to 2005.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production. The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production. Prices have been volatile for the last few years, and we expect that volatility to continue. Monthly average natural gas prices ranged from a low of $5.67 per Mcf to a high of $8.10 per Mcf for the first six months of 2006. We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4 Controls and Procedures

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2006.

No significant changes occurred in our internal control over financial reporting during the quarter ended June 30, 2006.

PART II OTHER INFORMATION

Item 1A Risk Factors

There were no changes in the risk factors discussed in our Annual Report on Form 10-K during the second quarter of 2006.

Item 2 Unregistered Sales of Equity Securities

In June 2006, we issued 3,061 shares of common stock to one stockholder on conversion of the remaining outstanding shares of our Series A convertible preferred stock to common, pursuant to the conversion terms of the Series A preferred. The shares were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933 contained in Section 4(2) of that Act.

Item 6 Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification
31.2 Rule 13a-14(a)/15d-14(a) Certification
32.1 18 U.S.C. Section 1350 Certification
32.2 18 U.S.C. Section 1350 Certification

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: August 14, 2006	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Date: August 14, 2006	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer

