Form 10-Q
period 2006-09-30
ROYALE ENERGY INC
filed 2006-11-14
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At September 30, 2006, a total of 7,916,408 shares of registrant's common stock were outstanding.

-ii-

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$ 5,173,677	$ 4,716,772
Accounts receivable	3,174,107	4,221,601
Other current assets	1,333,801	2,299,333
Deferred tax asset	194,468	194,468
Inventory	388,337	382,810

Total Current Assets	10,264,390	11,814,984

Investments	6,946	6,946

Oil and Gas Properties at cost, (successful efforts
Basis), Equipment and Fixtures	30,223,947	31,220,651

TOTAL ASSETS:	$ 40,495,283	$ 43,042,581

See notes to Financial Statements -1-

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 6,004,350	$ 7,375,161
Current portion of long-term debt	255,711	90,746
Deferred revenue from turnkey drilling	5,730,556	6,490,111
Total Current Liabilities	11,990,617	13,956,018

Long-Term Liabilities
Asset retirement obligation	254,792	245,627
Deferred income taxes	3,562,952	3,892,048
Long-term debt, net of current portion	6,560,000	6,630,598
Total Noncurrent Liabilities	10,377,744	10,768,273

TOTAL LIABILITIES	22,368,361	24,724,291

Redeemable Preferred Stock
Series A, convertible preferred stock, no par value, 259,250 shares authorized; 0 and 6,122 shares issued and outstanding respectively	0	11,589

Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares, 7,951,748 and 7,948,688 issued; 7,916,408 and 7,934,736 shares outstanding, respectively	19,511,963	19,500,374
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 57,416 and 57,416 shares issued and outstanding, respectively	167,979	167,979
Accumulated (Deficit)	(1,385,831)	(1,314,738)

Total paid in capital and accumulated deficit	18,294,111	18,353,615
Less cost of treasury stock, 35,340 and 13,952 shares	(192,052)	(68,271)
Paid in capital, treasury stock	24,863	21,357

TOTAL STOCKHOLDERS' EQUITY	18,126,922	18,318,290

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:	$ 40,495,283	$ 43,042,581

See notes to Financial Statements
-2-

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)
Revenues
Sale of oil and gas	$ 1,934,972	$ 2,797,765	$ 6,219,887	$ 7,465,681
Turnkey drilling	2,429,087	3,325,241	9,523,901	9,612,107
Supervisory fees and other	266,756	326,810	878,438	984,378

Total Revenues	4,630,815	6,449,816	16,622,226	18,062,166

Costs and Expenses
General and administrative	1,356,795	1,230,905	3,625,421	3,506,094
Turnkey drilling and development	2,099,967	2,359,630	6,222,225	6,891,449
Lease operating	634,107	781,236	1,796,309	2,582,664
Lease impairment	13,482	-	123,809	8,182
Legal and accounting	100,321	64,883	300,252	218,409
Marketing	330,016	468,078	1,197,786	1,177,985
Depreciation, depletion & amortization	1,019,100	1,099,409	2,981,543	2,846,820

Total Costs and Expenses	5,553,788	6,004,141	16,247,345	17,231,603

Income (Loss) from Operations	(922,973)	445,675	374,881	830,563

Other Expense
Interest expense	144,304	127,504	395,476	313,538

Income (Loss) before Income Tax Expense	(1,067,277)	318,171	(20,595)	517,025
Income Tax Provision	(300,140)	106,587	50,498	173,203

Net Income (Loss)	$ (767,137)	$ 211,584	$ (71,093)	$ 343,822

Diluted Earnings Per Share	$ (0.10)	$ 0.03	$ (0.01)	$ 0.04

Basic Earnings Per Share	$ (0.10)	$ 0.03	$ (0.01)	$ 0.04

See notes to Financial Statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$ (71,093)	$ 343,822
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	2,981,543	2,846,820
Lease impairment	123,809	8,182
Bad Debt Expense	208,577	0
Compensation Expense - Stock Grant	26,105	0
(Increase) Decrease in:
Accounts receivable	692,537	(272,631)
Prepaid expenses and other assets	960,005	3,126,339
Increase (Decrease) in:
Accounts payable and accrued expenses	(1,361,646)	1,713,212
Deferred revenues - DWI	(759,555)	(2,174,333)
Deferred income taxes	(329,096)	(924,270)

Net Cash Provided by Operating Activities	2,471,186	4,667,141

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties and
other capital expenditures	(2,108,648)	(9,602,390)

Net Cash (Used) by Investing Activities	(2,108,648)	(9,602,390)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on long-term debt, net	94,367	502,403
Repurchase of stock options	0	(158,665)

Net Cash Provided (Used) by Financing Activities	94,367	343,738

Net Increase (Decrease) in cash and cash equivalents	456,905	(4,591,511)

Cash and cash equivalents, beginning of period	4,716,772	7,627,045

Cash and cash equivalents, end of period	$ 5,173,677	$ 3,035,534

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 392,349	$ 290,367

Cash paid for taxes	$ 258,949	$ 369,063
SUPPLEMENTAL INFORMATION FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Treasury Stock in Collection of Receivables Owed	$ 146,380	$ 0

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

NOTE 2 - Earnings Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Nine Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ (71,093)	7,932,198	$ (0.01)

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	-	0.00

Net income available to common stock	$ (71,093)	7,932,198	$ (0.01)

	For the Nine Months Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 343,822	7,857,396	$ 0.04

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	106,214	0.00

Net income available to common stock	$ 343,822	7,963,610	$ 0.04

ROYALE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

	For the Three Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ (767,137)	7,940,995	$ (0.10)

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	0	0.00

Net income available to common stock	$ (767,137)	7,940,995	$ (0.10)

	For the Three Months Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 211,584	7,870,451	$ 0.03

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	106,214	0.00

Net income available to common stock	$ 211,584	7,976,665	$ 0.03

Note 3 - Oil and Gas Properties, Equipment and Fixtures

Oil and gas properties, equipment and fixtures consist of the following:

	September 30, 2006	December 31, 2005
Oil and Gas
Producing properties, including drilling costs	$ 33,131,131	$ 28,805,150
Undeveloped properties	3,041,274	6,232,050
Lease and well equipment	9,523,879	8,777,597
	45,696,284	43,814,797
Accumulated depletion, depreciation & amortization	(17,565,338)	(14,743,316)
	$ 28,130,946	$ 29,071,481
Commercial and Other
Real estate, including furniture and fixtures	$ 503,344	$ 503,344
Vehicles	255,523	255,523
Furniture and equipment	2,509,643	2,391,490
	3,268,510	3,150,357
Accumulated depreciation	(1,175,509)	(1,001,187)
Net Book Value Commercial and Other	$ 2,093,001	$ 2,149,170

Total Net Book Value	$ 30,223,947	$ 31,220,651

ROYALE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

Note 4 - Change in Accounting Principle - FSP FAS 19-1

On April 4, 2005, the Financial Accounting Standards Board posted FSP FAS 19-1, Accounting for Suspended Well Costs, to be effective for reporting periods beginning after April 4, 2005. We have adopted FSP FAS 19-1 effective as of July 1, 2005. The guidance set forth in the FSP requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We performed an evaluation of our capitalized costs and determined that no previously capitalized exploratory well costs pending the determination of proved reserves were required to be expensed or reclassified during the period of 2006 or 2005. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the first nine months of 2006 or 2005. We did not charge any previously capitalized exploratory well costs to expense upon adoption of FSP FAS 19-1.

	Nine Months ended
	September 30,
	2006	2005
Beginning balance at January 1	$ 0	$ 0
Additions to capitalized exploratory well costs pending the determination of proved reserves	1,819,133	2,276,495
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(1,819,133)	(2,276,495)
Ending balance at September 30	$ 0	$ 0

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

On June 1, 2005, Royale Energy awarded shares of restricted common stock to certain of its employees pursuant to an incentive compensation plan. On that date, the Company's stock price was $5.66 per share. A total of 6,048 and 4,612 shares of vested restricted common stock were issued in 2005 and 2006 respectively. The Company recognized corresponding compensation expense of $34,241 and $26,104 for 2005 and 2006. A remaining 7,490 shares of unvested stock were awarded with a vesting date in 2007 for which compensation expense will be similarly recognized.

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations

For the first nine months of 2006, we had a net loss of $71,093 compared to a net profit of $343,822 during the first nine months of 2005. This decrease is primarily attributed to lower natural gas production along with a lower price per Mcf during the period in 2006. We had a net loss of $767,137 for the third quarter of 2006 compared to a 2005 third quarter net profit of $211,584. This was also as a result of lower natural gas production and price per Mcf, as well as a decrease in turnkey drilling revenues. Total revenues for the nine month period in 2006 were $16,622,226, a decrease of $1,439,940 or 8.0% from the total revenues of $18,062,166 during the same period in 2005. Total revenues for the third quarter of 2006 of $4,630,815 decreased $1,819,001 or 28.2% from the third quarter 2005 revenues of $6,449,816.

In the first nine months of 2006, revenues from oil and gas production decreased by $1,245,794 or 16.7% to $6,219,887 from the 2005 revenues of $7,465,681, due to a decrease in natural gas production and price. In the third quarter 2006, oil and gas revenue decreased $862,793 or 30.8% from the third quarter 2005 of $2,797,765. The net sales volume of natural gas for the nine months ended September 30, 2006, was approximately 838,475 Mcf with an average price of $6.22 per Mcf, versus 1,046,123 Mcf with an average price of $6.62 per Mcf for the first nine months of 2005. This represents a decrease in net sales volume of 207,648 Mcf or 19.9%. For the third quarter of 2006, the average price decreased $1.84 per Mcf and the net sales volume of natural gas decreased 58,429 Mcf, from 328,247 Mcf in the period in 2005 to 269,818 Mcf in 2006. These decreases were partially due to natural gas declines in production from existing wells, third party transportation interruptions and to the lack of new production caused by a delay in bringing some of our successful new wells online. The net sales volume for oil and condensate (natural gas liquids) production was 16,153 barrels with an average price of $62.20 per barrel for the first nine months of 2006, compared to 10,687 barrels at an average price of $49.82 per barrel for the same nine months in 2005. This represents an increase in net sales volume of 5,466 barrels, or 51.2%. For the third quarter of 2006, the average price for oil and condensate increased to $63.73 per barrel, from $56.91 and production increased 945, or 21.4% barrels from the same quarter in 2005.

Oil and natural gas lease operating expenses decreased by $786,355 or 30.5% to $1,796,309 for the first nine months ended September 30, 2006, from $2,582,664 for the same period in 2005. For the third quarter 2006, lease operating expenses decreased $147,129 or 18.8% over the same period in 2005. This decrease was mainly due to lower plugging and workover costs in 2006 when compared to 2005.

For the nine months ended September 30, 2006, turnkey drilling revenues decreased $88,206 or 0.9% to $9,523,901 from $9,612,107 in the same period in 2005. For this period we also had a decrease of $669,224 or 9.7% in turnkey drilling and development costs to $6,222,225 in 2006 from $6,891,449 in 2005. In the third quarter of 2006, turnkey drilling revenues decreased $896,154 or 27.0%, and related drilling and development costs fell $259,663, or 11.0%, over the same quarter in 2005.

The decreases in turnkey drilling revenues and costs were mainly due a decrease in the number of wells drilled during the period of 2006. We drilled nine wells during the first nine months of 2006 versus thirteen wells during the same period in 2005.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to expense. Impairment costs of $123,809 were recorded in the first nine months of 2006, an increase of $115,627 or 1413% when compared to the same period in 2005.

Impairment cost for the third quarter 2006 increased $13,482 over the same period in 2005. These impairment costs were mainly due to various lease and land costs that were no longer viable.

The aggregate of supervisory fees and other income was $878,438 for nine months ended September 30, 2006, a decrease of $105,940 or 10.8% from $984,378 during the period in 2005. Third quarter supervisory fees and other income decreased $60,054 or 18.4% to $266,756 from $326,810 in 2005. This reduction was due to the decrease in number of wells drilled and the decrease in natural gas production during the period in 2006.

Depreciation, depletion and amortization expense increased to $2,981,543 from $2,846,820, an increase of $134,723 or 4.7% for the nine months ended September 30, 2006, compared to the same period in 2005. During the third quarter, these expenses decreased $80,309 or 7.3% over the same period in 2005. The depletion rate is calculated using production as a percentage of reserves. This increase in depletion expense was mainly due to the increase in our oil and gas assets due to capitalized drilling costs in 2005 and the nine months of 2006.

General and administrative expenses increased by $119,327 or 3.4%, from $3,506,094 for the nine months ended September 30, 2005, compared to $3,625,421 for the same period in 2006. Third quarter 2006 general and administrative expenses increased $125,890 or 10.2% from $1,230,905 in 2005 compared to $1,356,795 in 2006. This increase was primarily due to a bad debts write-off of approximately $208,577 for receivables from direct working interest investors whose expenses on non-producing wells are contractually not collectable. Legal and accounting expense increased to $300,252 for the nine months ended September 30, 2006, compared to $218,409 for the same period in 2005, a $81,843 or 37.5% increase. For the quarter, legal and accounting expenses increased $35,438 or 54.6% from the previous year. The increase in legal and accounting expense is as a result of higher fees relating to corporate compliance matters and litigation defending property rights. Marketing expense for the nine months ended September 30, 2006, increased $19,801 or 1.7% to $1,197,786 compared to $1,177,985 for the same period in 2005. For the third quarter, marketing expenses decreased $138,062, or 29.5%, to $330,016, compared to $468,078 for the same period in 2005. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Interest expense increased to $395,476 for the nine months ended September 30, 2006, from $313,538 for the same period in 2005, an $81,938 or 26.1% increase. Interest expense also increased $16,800 or 13.2%, to $144,304 for the third quarter in 2006 when compared to $127,504 in 2005. This increase was due to the higher interest rate on our commercial bank credit line, which increased from 7.25% at September 30, 2005 to 8.75% at September 30, 2006.

For the first nine months of 2006 our income tax expense decreased to $50,498 from $173,203 during the same period in 2005, a decrease of $122,705, primarily due to the decrease in our net operating income.

Capital Resources and Liquidity

At September 30, 2006, Royale Energy had current assets totaling $10,264,390 and current liabilities totaling $11,990,617, a $1,726,227 working capital deficit. We had cash and cash equivalents at September 30, 2006, of $5,173,677 compared to $4,716,772 at December 31, 2005. During the nine months ended September 30, 2006, we drew approximately $160,000 on our commercial bank credit line and loan.

We have a revolving line of credit under a loan agreement with Guaranty Bank, FSB, which is secured by all of our oil and gas properties. At September 30, 2006, we had outstanding indebtedness of $6,560,000, compared to $6,400,000 at December 31, 2005. Our loan from Guaranty Bank, FSB, secured by our non-oil and gas real estate assets, had outstanding indebtedness of approximately $255,711 on September 30, 2006 compared to $321,344 at December 31, 2005.

At September 30, 2006, our accounts receivable totaled $3,174,107, compared to $4,221,601 at December 31, 2005, a decrease of $1,047,494 or 24.8%, primarily due to a decrease in our oil and gas receivables for the period. At September 30, 2006, our accounts payable and accrued expenses totaled $6,004,350, a decrease of $1,370,811 or 18.6% from the accounts payable at December 31, 2005, of $7,375,161, due to the decrease in our oil and gas revenues payable during the period in 2006.

We ordinarily fund our operations and cash needs from cash flows generated from operations. We believe that we have sufficient liquidity for the remainder of 2006 and do not foresee any liquidity demands that cannot be met from cash flow from operations.

Operating Activities. For the nine months ended September 30, 2006, cash provided by operating activities totaled $2,471,186 compared to $4,667,141 for the same period in 2005, a $2,195,955 or 47.1% decrease. The decrease in cash provided was due to the decrease in oil and gas sales as well as a reduction in the company's accrued liabilities during the period of 2006.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $2,108,648 for the period in 2006, compared to $9,602,390 used by investing activities for the same period in 2005, a $7,493,742 or 78% decrease in cash used. This was primarily due to a decrease in cash used for undeveloped properties and the drilling of fewer wells (nine during the period 2006 and thirteen during the period in 2005), and lower drilling costs per well during the period in 2006.

Financing Activities. For the nine months ended September 30, 2006, cash provided by financing activities was $94,367 compared to $343,738 for the same period in 2005. This decrease was primarily due to the increase in the use of our line of credit in 2005 when compared to 2006.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production. The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production. Prices have been volatile for the last few years, and we expect that volatility to continue. Monthly average natural gas prices ranged from a low of $5.03 per Mcf to a high of $8.10 per Mcf for the first nine months of 2006. We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4 Controls and Procedures

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2006.

No significant changes occurred in our internal control over financial reporting during the quarter ended September 30, 2006.

PART II OTHER INFORMATION

Item 1A Risk Factors

There were no changes in the risk factors discussed in our Annual Report on Form 10-K during the third quarter of 2006.

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

ROYALE ENERGY, INC.

Date: November 14, 2006	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Date: November 14, 2006	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer

