Form 10-K
period 2006-12-31
ROYALE ENERGY INC
filed 2007-04-16
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of registrant in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [ ]; No [X]

At June 30, 2006, the end of the registrant's most recently completed second fiscal quarter, the aggregate market value of common equity held by non-affiliates was $24,925,030.

At December 31, 2006, 7,916,408 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The issuer's proxy statement for its annual meeting of stockholders, to be filed within 120 days after December 31, 2006, will contain the information required by Part III, Items 10, 11, 12, 13 and 14, which information is hereby incorporated by reference into this Form 10-K.

Table of Contents

PART I		1
Item 1	Description of Business	1
	Plan of Business	2
	Competition, Markets and Regulation	4
Item 1A	Risk Factors	5
Item 2	Description of Property	10
	Northern California	11
	Developed and Undeveloped Leasehold Acreage	11
	Drilling Activities	11
	Production	12
	Net Proved Oil and Natural Gas Reserves	13
Item 3	Legal Proceedings	13
Item 4	Submission of Matters to a Vote of Security Holders	13

PART II		14
Item 5	Market for Common Equity and Related Stockholder Matters	14
	Dividends	14
	Recent Sales of Unregistered Securities	14
Item 6	Selected Financial Data	15
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
	Critical Accounting Policies	17
	Changes in Accounting Principles	18
	Results of Operations for the Twelve Months Ended December 31, 2006, as Compared to the Twelve Months Ended December 31, 2005	18
	Results of Operations for the Twelve Months Ended December 31, 2005, as Compared to the Twelve Months Ended December 31, 2004	21
	Capital Resources and Liquidity	24
	Changes in Reserve Estimates	26
Item 7A	Qualitative and Quantitative Disclosures about Market Risk	27
Item 8	Financial Statements	28
Item 9A	Controls and Procedures	28

PART III		28
Item 10	Directors and Executive Officers of the Registrant	28
Item 11	Executive Compensation	28
Item 12	Security Ownership of Certain Beneficial Owners and Management	29
Item 13	Certain Relationships and Related Transactions	29
Item 14	Principal Accountant Fees and Services	29
Item 15	Exhibits and Financial Statement Schedules	29

Signatures		31
Financial Statements		32

ii

ROYALE ENERGY, INC.

PART I

Item 1 Description of Business

Royale Energy, Inc. ("Royale Energy") is an independent oil and natural gas producer. Royale Energy's principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale Energy. Royale Energy was incorporated in California in 1986 and began operations in 1988. Royale Energy's common stock is traded on the Nasdaq National Market System (symbol ROYL). On December 31, 2006, Royale Energy had 30 full time employees.

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

During its fiscal year ended December 31, 2006, Royale Energy continued to explore and develop natural gas properties in northern California. We also own proved developed producing reserves of oil and natural gas in Texas and Louisiana. Royale Energy drilled 16 wells in 2006, ten of which are currently commercially productive wells. Royale Energy's estimated total reserves decreased from approximately 11.4 Bcfe (billion cubic feet equivalent) at December 31, 2005 to approximately 8.5 Bcfe at December 31, 2006. According to the reserve report furnished to Royale Energy by WZI, Inc., Royale Energy's independent petroleum engineers, the net present value of its proved developed and undeveloped reserves was more than $33.5 million at December 31, 2006, based on natural gas prices ranging from $5.25 per Mcf to $8.66 per Mcf. Of course, net present value does not represent the fair market value of our reserves on that date, and we cannot be sure what return we will eventually receive on our reserves. Net present value of proved developed and undeveloped reserves was calculated by subtracting estimated future development costs, future production costs and other operating expenses from estimated net future cash flows from our developed and undeveloped reserves.

Our standardized measure of discounted future net cash flows at December 31, 2006, was estimated to be $16,646,551. This figure was calculated by subtracting our estimated future income, tax expense from the net present value of proved and undeveloped reserves, and by further applying a 10% annual discount for estimated timing of cash flows. A detailed calculation of our standardized measure of discounted future net cash flow is contained in

Supplemental Information About Oil and Gas Producing Activities - Changes in Standardized Measure of Discounted Future Net Cash Flow from Proved Reserve Quantities, page F-32.

Royale Energy reported gross revenues in connection with the drilling of wells on a "turnkey contract" basis, or sales of fractional interests in undeveloped wells, in the amount of $15,711,550 for the year ended December 31, 2006, which represents 63% of its total revenues for the year. In 2005, Royale Energy reported $13,066,800 gross revenues from turnkey drilling operations for the year, representing 51% of Royale Energy's total revenues for that year.

These amounts are offset by drilling expenses and development costs of $9,628,394 in 2006, and $8,111,248 in 2005. In addition to Royale Energy's own geological, land, and engineering staff, Royale Energy hires independent contractors to drill, test, complete and equip the wells that it drills.

Approximately 32% of Royale Energy's total revenue for the year ended December 31, 2006 came from sales of oil and natural gas from production of its wells in the amount of $7,965,633. In 2005, this amount was $11,228,537, which represented 43.8% of Royale Energy's total revenues.

In November 2006 we sold 19 of our producing Sacramento Basin wells and support facilities for $4,510,000, resulting in a gain on sale of $3,263,368. In addition to the net book values of the 19 wells and facilities, the net book value of 11 non-producing wells was included in the total cost of sales. These 11 wells were written down because their net book values were no longer supported by the reserves of the sold wells. See Management Discussion and Analysis - Results of Operations 2005-2006.

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

Drilling is generally completed within 10-30 days. See Note 1 to Royale Energy's Financial Statements, at page F-11. Royale Energy maintains internal records of the expenditure of each investor's funds for drilling projects.

Royale Energy generally operates the wells it completes. As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements. For the year ended December 31, 2006, Royale Energy earned gross revenues from operation of the wells in the amount of $484,615, representing 1.9% of its total revenues on a consolidated basis for that year. In 2005, the amount was $493,415, which represented about 1.9% of total revenues. At December 31, 2006, Royale Energy operated 48 natural gas wells in California. Royale also owns an interest and operates two natural gas wells in Utah and has non-operating interests in 20 oil and gas wells in Texas, three in Oklahoma, two in California, and two in Louisiana.

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

Natural gas demand and the prices paid for gas are seasonal. In recent years, natural gas demand and prices in Northern California have fluctuated unpredictably throughout the year.

Royale Energy had no subsidiaries in 2006.

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

Increased Activity and Competition for Drilling Rigs and Equipment May Impair Our Ability to Acquire New Reserves.

In 2005 and 2006, drilling activity continued to increase in the areas where we operate. The increased activity made it more difficult for us to obtain drilling rigs, equipment and services in a timely manner and slowed our drilling and development program. These delays have contributed to a decline in our gas reserves as we have been unable to replace normal production declines with production from new wells. Continued delays in drilling could cause further declines in our gas production, reserves and revenues.

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

Industry operating risks include the risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards, such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, we maintain insurance for these kinds of risks, but we cannot be sure that our level of insurance will cover all losses in the event of a drilling or production catastrophe. Insurance is not available for all operational risks, such as risks that we will drill a dry hole, fail in an attempt to complete a well or have problems maintaining production from existing wells.

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

The Hosmer Family Exerts Significant Influence Over Stockholder Matters.

The control positions held by members of the Hosmer family may discourage others from making bids to buy Royale Energy or change its management without their consent. Donald H. Hosmer is the president of the company. Stephen M. Hosmer is executive vice president and chief financial officer. Harry E. Hosmer is the chairman of the board. Together, they make up three of the seven members of our board of directors. At December 31, 2006, these individuals owned or controlled the following amounts of Royale Energy common stock, including shares they had the right to acquire on the exercise of outstanding stock options:

Name	Number of Shares	Percent*
Donald H. Hosmer	990,437	12.51%
Stephen M. Hosmer	1,164,840	14.71%
Harry E. Hosmer	763,797	9.65%
Total	2,919,074	36.87%

* Based on total of 7,916,408 outstanding shares on December 31, 2006.

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

Item 2 Description of Property

Since 1993, Royale Energy has concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern and Central California. In 2006, Royale Energy drilled eleven wells in northern and central California, six of which were commercially productive wells and are currently producing. Additionally, Royale participated in drilling five wells in Texas, four of which were commercially productive and are currently producing.

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

Royale Energy maintains a revolving credit agreement with Guaranty Bank, FSB. Under the terms of the agreement, from time to time, Royale Energy may borrow, repay, and reborrow money from Guaranty Bank with a total credit line of $15,000,000. The maximum allowable amount of each credit request is governed by a formula in the agreement. The maximum allowable amount at December 31, 2006, was $3,820,974. At December 31, 2006, Royale Energy owed $3,810,000 under this credit line. Royale uses advances under this credit line to finance lease acquisition operations and for temporary working capital. Following is a discussion of Royale Energy's significant oil and natural gas properties. Reserves at December 31, 2006, for each property discussed below, have been determined by WZI, Inc., registered professional petroleum engineers, in accordance with its report submitted to Royale Energy on March 12, 2007.

Northern California

Royale Energy owns lease interests in ten gas fields with locations ranging from Tehama County in the north to Kern County in the south, in the Sacramento and San Joaquin Basins in California. At December 31, 2006, Royale operated 48 wells in California with estimated total proven, developed, and undeveloped reserves at approximately 5.2 bcf, according to Royale's independently prepared reserve report as of December 31, 2006.

Developed and Undeveloped Leasehold Acreage

As of December 31, 2006, Royale Energy owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	13,975.25	8,445.01	6,944.41	6,371.51
All Other States	11,986.21	4,054.06	29,511.93	15,328.30
Total	25,961.46	12,499.07	36,456.34	21,699.81

Drilling Activities

The following table sets forth Royale Energy's drilling activities during the years ended December 31, 2004, 2005 and 2006. All wells are located in the Continental U.S., in California, Texas, Louisiana and Utah.

	Type of Well(a)		Gross Wells(b)		Net Wells(c)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)

2004	Exploratory	10	6	4	1.6408	1.9175
	Developmental	4	3	1.8390		0.0371

2005	Exploratory	6	3	3.7633		1.4791
	Developmental	9	6	3	1.4440	.8148

2006	Exploratory	6	3	3.3292		1.0801
	Developmental	10	7	3	2.5921	1.3837

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

12

	2006	2005	2004
Net volume
Oil (Bbl)	21,325	16,558	20,017
Gas (Mcf)	1,074,573	1,384,860	1,870,250
Mcfe	1,287,823	1,550,440	2,070,420

Average sales price
Oil (Bbl)	$60.34	$ 51.95	$ 36.66
Gas (Mcf)	$6.21	$ 7.48	$ 5.43

Net production costs and taxes	$1,968,269	$2,751,441	$2,817,448

Lifting costs (per Mcfe)	$1.53	$ 1.77	$ 1.36

Net Proved Oil and Natural Gas Reserves

As of December 31, 2006, Royale Energy had proved developed reserves of 4,129 MMcf and total proved reserves of 8,160 MMcf of natural gas on all of the properties Royale Energy leases. For the same period, Royale Energy also had proved developed oil reserves of 37 Mbbl and total proved oil reserves of 37 Mbbl.

Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data.

Item 3 Legal Proceedings

Pioneer Exploration Ltd v. Royale Energy, No. 56969, Superior Court of Tehama County, California. On February 15, 2006, Pioneer Exploration, Ltd., filed suit against Royale Energy for declaratory relief and money damages related to certain properties covered by a joint operating agreement between the plaintiff and Royale Energy. The dispute stems from the assignment of interest from Blue Star Resources to Pioneer Exploration Ltd, and the resulting rights of Pioneer under the operating agreement. Pioneer alleges that Royale did not have the right to directionally drill a well in which Pioneer was a participant, and that Pioneer should have an interest in the drilling of one other well. The lawsuit also includes disputes over the manner in which Royale charges for operation of wells,. The company denies the allegation and believes it will prevail at trial.

Item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5 Market For Common Equity and Related Stockholder Matters

Since 1997 Royale Energy's Common Stock has been traded on the Nasdaq National Market System under the symbol "ROYL." As of December 31, 2006, 7,916,408 shares of Royale Energy's Common Stock were held by approximately 3,099 stockholders. The following table reflects high and low quarterly closing sales prices from January 2004 through December 2006. Share prices in this table have been adjusted to give effect to the issuance of stock dividends in 2003, 2004 and 2005, and a stock split in 2004, as described in the next subsection, Dividends.

	1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
	High	Low	High	Low	High	Low	High	Low
2006	7.23	5.55	6.93	4.95	5.66	3.86	4.92	3.50
2005	9.39	7.00	11.69	4.83	10.20	7.31	10.28	6.35

Dividends

In 2006 and 2005, we paid no cash or stock dividends. In March 2004, the board of directors declared a 28% stock split issued in the form of a stock dividend, which was distributed to stockholders on June 30, 2004. In March 2003, Royale Energy's board of directors declared stock dividends of 3.75% payable to stockholders of record on each of the last days June, September and December 2003 and March 2004.

Recent Sales of Unregistered Securities

In June 2005, Royale Energy awarded shares of restricted common stock to certain of its employees pursuant to an incentive compensation plan. A total of 4,612 and 6,048 shares of vested restricted common stock were issued in 2006 and 2005, respectively. An additional 7,490 shares of unvested stock were awarded with vesting dates in 2007. The stock issued pursuant to the plan was issued in reliance on the exemption from registrations requirements of the Securities Act of 1933 contained in Section 4(2) thereof. Royale Energy issued no other equity securities in 2006.

Performance Graph

The following stock price performance graph is included in accordance with the SEC's executive compensation disclosure rules and is intended to allow stockholders to review Royale Energy's executive compensation policies in light of corresponding stockholder returns, expressed in terms of the appreciation of Royale Energy's common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares total return on $100 value of Royale Energy's common stock on December 31, 2000, with the cumulative total return of the Standard & Poor's Composite 500 Stock Index and the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oils Stock Index) from December 31, 2001 through December 31, 2006. The Royale Energy performance figures assume retention of stock dividends in 2001, 2002, 2003 and 2004 and a stock split issued in the form of a stock dividend in 2004.

	2001	2002	2003	2004	2005	2006
Royale Energy, Inc.	100	92	248	195	172	93
S & P Composite 500 Stock Index	100	78	100	111	117	135
DJ US Exploration and Production Index	100	102	134	188	314	331

Item 6 Selected Financial Data

	(In thousands, except earnings per share data) As of December 31,
	2006	2004	2003	2002
Income Statement Data:
Revenues	$ 24,896	$ 25,643	$ 23,265	$ 12,440
Operating Income (Loss)	(3,189)	2,257	6,854	(87)
Net Income (Loss)	(2,650)	1,186	4,401	(137)
Basic Earnings Per Share	(0.33)	0.15	0.72	(0.02)

Balance Sheet Data:
Oil & Gas Properties, Equipment & Fixtures	$ 20,526	$ 31,221	$ 22,904	$ 15,177
Total Assets	33,715	43,043	35,671	23,301
Long Term Obligations	5,757	10,768	7,614	3,500
Total Stockholders' Equity	15,548	18,318	15,269	11,203

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Royale Energy's Financial

Statements and Notes thereto and other financial information relating to Royale Energy included elsewhere in this document.

For the past thirteen years, Royale Energy has primarily acquired and developed producing and non-producing natural gas properties in California. In the past five years, Royale Energy has also participated in drilling oil and gas wells in Texas. In 2004, Royale Energy began developing leases in Utah. The most significant factors affecting the results of operations are (i) changes in the sales price of natural gas, (ii) recording of turnkey drilling revenues and the associated drilling expense, and (iii) the change in natural gas reserves owned by Royale Energy.

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

Royale Energy derives DWI revenue from sales of working interests to high net worth individuals. The DWI revenue is divided into payments for pre-drilling costs and for drilling costs. DWI investments are non-refundable. Royale Energy recognizes the pre-drilling revenue portion when the investor deposits money with Royale Energy. The company holds the remaining investment in trust as deferred revenue until drilling is complete. Occasionally, drilling is delayed due to the permitting process, or drilling rig availability. At December 31, 2006 and 2005, Royale Energy had deferred drilling revenue of $5,018,261 and $6,490,111, respectively.

The second business segment is oil and gas production. Northern and central California account for approximately 85% of the company's successful natural gas production. Natural gas flows from the wells into gathering line systems, which are equipped occasionally with compressor systems, which in turn flow into metered transportation and customer pipelines. Monthly, price data and daily production are used to invoice customers for amounts due to Royale Energy and other working interest owners. Royale Energy operates virtually all of its own wells and receives industry standard operator fees.

Oil and Gas Property and Equipment

Royale Energy follows the successful efforts method of accounting for oil and gas properties.

Costs are accumulated on a field-by-field basis. These costs include pre-drilling activities such as leasing rents paid, drilling costs, and post-drilling tangible costs. Costs of unproved properties are excluded from amortization until the properties are evaluated. Royale Energy regularly evaluates its unproved properties on a field-by-field basis for possible impairment. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty.

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

Impairment Of Assets

Producing property costs are evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Impairment of non-producing leasehold costs and undeveloped mineral and royalty interests are assessed periodically on a property-by-property basis and any impairment in value is charged to expense. We periodically review for impairment of proved properties on a field-by-field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value. We determine if impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. We regard impairment costs as a component of our turnkey drilling overhead, since impairment costs amount to a write-down of previously acquired property inventory that we were unable to successfully develop as part of our turnkey drilling program.

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

Changes in Accounting Principles

Asset Retirement Obligations

In June 2001, the FASB approved for issuance SFAS 143, "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets such as wells and production facilities. See Note 4 to our Financial Statements - Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements. Royale Energy adopted the statement as of January 1, 2003.

Suspended Well Costs

On April 4, 2005, the Financial Accounting Standards Board posted FSP FAS 19-1, Accounting for Suspended Well Costs, to be effective for reporting periods beginning after April 4, 2005. We have adopted FSP FAS 19-1 effective as of July 1, 2005. The guidance set forth in the FSP requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We performed an evaluation of our capitalized costs and determined that no previously capitalized exploratory well costs pending the determination of proved reserves were required to be expensed or reclassified during the third quarter of 2005 or 2004. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during 2006 or 2005. We did not charge any previously capitalized exploratory well costs to expense upon adoption of FSP FAS 19-1. At December 31, 2006 and 2005, no capitalized well costs had been capitalized for more than one year.

Results of Operations for the Twelve Months Ended December 31, 2006, as Compared to the Twelve Months Ended December 31, 2005

For the year ended December 31, 2006, we had a net loss of $2,649,701, a $3,835,604 decrease compared to the net profit of $1,185,903 achieved during 2005. The largest single component of the loss was a result of an impairment of $6,191,417 which we realized due to the decrease in reserve values at year end 2006. These decreased reserve values also caused our depletion rate to increase which led to a higher depletion expense.

Total revenues from operations for the year in 2006 were $24,896,043, a decrease of $747,335, or 2.9%, from the total revenues of $25,643,378 in 2005. In 2006 our natural gas revenues decreased due to lower natural gas production and prices, but this decrease was largely offset by increased turnkey drilling revenues. In addition to operating revenue, we realized a one time gain of $3.3 million from the sale of a number of wells in the Sacramento Basin. We sold these properties to reduce overall cost of operation and realign cash toward higher potential drilling opportunities.

In 2006, revenues from oil and gas production decreased by 29.1% to $7,965,633 from $11,228,537 in 2005, due to a decrease in natural gas production. The net sales volume of natural gas for the year ended December 31, 2006, was approximately 1,074,573 Mcf with an average price of $6.21 per Mcf, versus 1,384,860 Mcf with an average price of $7.48 per Mcf for 2005. This represents a decrease in net sales volume of 310,287 Mcf or 22.4%. This decline in production was the result of several factors. These include a natural decline of production from our existing oil and gas wells and delays in bringing new production on line due to limited drilling rig availability in California. This limited rig availability delayed our being able to start new drilling and proceed with necessary workovers on existing wells. The net sales volume for oil and condensate (natural gas liquids) production was 21,325 barrels with an average price of $60.34 per barrel for the year ended December 31, 2006, compared to 16,558 barrels at an average price of $51.95 per barrel for the year in 2005. This represents an increase in net sales volume of 4,767 barrels, or 28.8%.

Oil and gas lease operating expenses decreased by $783,172, or 28.5%, to $1,968,269 for the year ended December 31, 2006, from $2,751,441 for the year in 2005. The decrease was due to increased efficiency and a reduction in workover activity and associated costs in 2006 compared to 2005. When measuring lease operating costs on a production or lifting cost basis, in 2006, the $1,968,269 equates to a $1.53 per mcfe lifting cost versus a $1.77 per mcfe lifting cost in 2005, a 13.6% decrease.

For the year ended December 31, 2006, turnkey drilling revenues increased $2,644,750 to $15,711,550 in 2006 from $13,066,800 in 2005, or 20.2%. We also had a $1,517,146 or 18.7% increase in turnkey drilling and development costs to $9,628,394 in 2006 from $8,111,248 in 2005. The higher turnkey drilling revenues and drilling and development costs were mainly due to increases in both direct working interest sales and in the number and cost of wells drilled during 2006 when compared to 2005. We drilled six exploratory wells and ten developmental wells in 2006 versus six exploratory wells and nine developmental wells in 2005. Exploratory wells tend to be more expensive due to new lease, geological and geophysical and facility costs. Our gross margins, or profits, on drilling depend on our ability to accurately estimate the costs associated with the development of projects in which we sell working interests and to acquire viable properties that can be successfully developed. Costs associated with contract drilling depend on location, well depth, weather, and availability of drilling contractors and equipment. Our gross margin on drilling was 38.7% and 37.9% for the years ended December 31, 2006 and 2005, respectively. Gross margin is calculated as the difference between turnkey drilling revenue and turnkey drilling expense. However, management believes that a portion of its impairment losses should also be considered as a cost of drilling in determining the profitability of this segment, because impairment costs are incurred in the selection of higher quality prospects for ultimate development.

Impairment losses of $6,191,417 and $742,642 were recorded in 2006 and 2005, respectively. In 2006, we recorded impairments in fields where year end reserve values no longer supported the net book values of wells in those fields. The primary focus of this impairment, $4,068,843 was recorded for our wells in the Texas and Gulf Coast fields. There were several wells in this area that had been drilled in the last few years which had significantly lower production and reserves than originally estimated. The company holds a non-operated interest in this property, and had been unable to influence operational decisions to set lower risk objectives. As a result, the company will seek other strategic partners to assist in the future development of this property. The Bowerbank field in California was impaired for $1,331,093 mainly for older wells which ceased producing due to their natural declines. Our Cache Creek field was impaired for its remaining value of $399,269 due to the drilling of the North Crossroads 6-34 which proved unsuccessful. The Willows field was also impaired for $255,109 due to the drilling of the North Willows 3 which although successful had lower reserves than originally estimated. In 2005, we recorded an impairment in our Afton field due to drilling exploratory wells which were not successful. We also recorded an impairment in the Cache Creek field as a result of the, North Crossroads 1 and North Crossroads 4, watering out and ceasing production in 2005.

We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges where doubtful. The Company does not to attempt collection from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue.. As a result of that review in 2006 and 2005, we established an allowance of $567,000 and $401,691, respectively, for receivables from these Direct Working Interest owners.

The aggregate of supervisory fees and other income was $1,218,860 for the year ended December 31, 2006, a decrease of $129,181 (9.6%) from $1,348,041 during the year in 2005. This was due to a decrease in cost recovery received for use of facilities constructed and placed into service during prior periods as a result of lower production levels. Supervisory fees are charged in accordance with the Council for Petroleum Accountants Societies (COPAS) policy for reimbursement of expenses associated with the joint accounting for billing, revenue disbursement, and payment of taxes and royalties. These charges are reevaluated each year and adjusted up or down as deemed appropriate by a published report to the industry by Ernst & Young, LLP, Public Accountants. Supervisory fees decreased $8,800 or 1.8%, to $484,615 in 2006 from $493,415 in 2005.

Depreciation, depletion and amortization expense increased to $5,833,904 from $4,062,587 an increase of $1,771,317 (43.6%) for the year ended December 31, 2006, as compared to the same period in 2005. The depletion rate is calculated using production as a percentage of reserves. This increase in depreciation expense was mainly due to a higher depletion rate because of lower reserves at the end of 2006.

We also reevaluated our inventory of capitalized geological lease and land costs, in order to write off those prospects that may be no longer viable. As a result, $400,306 of previously capitalized costs were written off and recorded as geological and geophysical expense during 2006, compared with $381,790 written off in 2005, an $18,516 or 4.9% increase. This expense is directly attributable to the selection and prioritization of the quality of the company's drilling prospects.

General and administrative expenses increased by $251,906 or 5.2%, from $4,877,168 for the year ended December 31, 2005 to $5,129,074 for the year in 2006. This increase was mainly due to the increase in bad debts expense of $180,513, from $401,691 in 2005 to $582,204 in 2006, for receivables from direct working interest investors whose expenses on non-producing wells was unlikely to be collected. Employee related travel and lodging costs also increased by $85,636. Legal and accounting expense increased to $397,575 for the year, compared to $236,199 for year 2005, a $161,376 or 68.3% increase. This increase was due to higher legal fees due to litigation defending property rights during 2006.

Marketing expense for the year ended December 31, 2006 decreased $423,771 or 19.1%, to $1,799,088, compared to $2,222,859 for the year in 2005. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

During the year 2006, interest expense increased to $523,139 from $444,271 in 2005, a $78,868 or 17.8% increase. This was due to an increase in the interest rate charged to the company, which went from 7.75% at December 31, 2005, to 8.75% at December 31, 2006.

In 2006 we had an income tax benefit of $1,062,054 mainly due to our net loss before taxes of $3,711,755 and the utilization of our depletion carryforwards. In 2005 our income tax expense was $627,270 due to our net income before taxes of $1,813,173. For the period in 2005, this represents an effective tax rate of approximately 34.6%, respectively. The use of percentage depletion created from the current operations, and from utilization of unused percentage depletion carryforwards, results in an effective tax rate less than the normal federal rate of 35% plus the relevant state rates (mostly California, 9.3%).

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

Impairment losses of $742,642 and $51,414 were recorded in 2005 and 2004, respectively. In 2004, we determined that an impairment was appropriate in the Afton field, which was acquired in 2004, due to a delay in drilling exploratory wells in the field as a result of pipeline restrictions. In addition, we recorded an impairment for the Elkhorn Slough field due to cost overruns on our Kingfisher well due to mechanical problems while completing it.

During the second quarter of 2004, we suffered a blowout of our Bowerbank Sam #2 well during recompletion operations. The blowout and clean-up resulted in net costs of $386,807 chargeable to working interest investors for their share of the blowout. We created an allowance for theses expenses when they were incurred in 2004, while we decided whether to seek to recover them from Direct Working Interest investors. When the allowance was created, we also decided to have our internal accounting staff review other accounts receivable from investors for well expenses were doubtful and should be added to the allowance. Our internal review showed that working interest investor account balances in an amount of $641,872 (including the $386,807 attributed to the Bowerbank Sam #2) could not be collected from well operations alone, because those wells had ceased operating. These accounts were placed in the allowance as of year end. We ultimately decided not to seek recovery of theses costs from the working interest investors, and all of these receivables were written off in 2005.

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

General and administrative expenses decreased by $48,153 or 1.0%, from $4,925,321 for the year ended December 31, 2004 to $4,877,168 for the year in 2005. Legal and accounting expense decreased to $236,199 for the period, compared to $627,038 for year 2004, a $390,839 or 62.3% decrease. These decreases were due to lower audit, tax preparation and legal fees during the year in 2005. Marketing expense for the year ended December 31, 2005 increased $658,181, or 42.1%, to $2,222,859, compared to $1,564,678 for the year in 2004. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs. In 2005 we also increased the use of outside brokers to increase direct working interest sales.

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

Capital Resources and Liquidity

At December 31, 2006, Royale Energy had current assets totaling $13,182,297 and current liabilities totaling $12,409,918, a $772,379 working capital surplus. We had cash and cash equivalents at December 31, 2006 of $7,377,604 compared to $4,716,772 at December 31, 2005.

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

We ordinarily fund our operations and cash needs from cash flows generated from operations. During the fourth quarter of each year, we receive a large percentage of the revenue generated by our sales of working interests to third parties, as individual high net worth investors make investments according to their own year-end financial planning. We also incur a large percentage of our costs for drilling activities in the third and fourth quarters of each year. Webelieve that we have sufficient liquidity for 2007 and do not foresee any liquidity demands that cannot be met from cash flow from operations.

At the end of 2006, our accounts receivable totaled $2,906,290 compared to $4,221,601 at December 31, 2005, a $1,315,311 or 31.2% decrease, mainly due to decreased revenue receivables due to lower natural gas prices at the end of 2006 as compared to 2005. At December 31, 2006, our accounts payable and accrued expenses totaled $7,158,612, a decrease of $216,549 or 2.9% over the accounts payable at the end of 2005 of $7,375,161. This was primarily due to payments on trade accounts payable from proceeds of the sale of oil and gas assets at the end of 2006.

Occasionally we borrow from banks, using our oil and gas properties as security. In 2006, we made net principal repayments of approximately $2,590,000 on our credit line, mainly due to the oil and gas asset sale at the end of the year. During the year ended December 31, 2005, we drew approximately $972,500 net from our credit line in order to meet our drilling schedule.

We have a revolving line of credit under a loan agreement with Guaranty Bank, FSB, which is secured by all of our oil and gas properties. At December 31, 2006, we had outstanding indebtedness of $3,810,000. Unused available credit from this revolving line of credit totaled approximately $10,974 at December 31, 2006. At December 31, 2005, we had outstanding indebtedness under this agreement of $6,400,000. The loan agreement also contains certain restrictive covenants, including the prohibition of payment of dividends on our stock (other than dividends paid in stock). The loan agreement contained covenants that, among other things, we must:

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

At December 31, 2006, Royale Energy was in compliance with its loan covenants.

During 2004 we obtained a new loan from Guaranty Bank, FSB for $1,000,000, which is secured by our non-oil and gas real estate assets, which was primarily used to fund operations. In 2005, portion of the real estate was subsequently sold during the year resulting in an additional $175,000 principal payment. At December 31, 2006, we had outstanding indebtedness of $233,045 on this loan. The principal balance of this loan was repaid in March 2007.

We do not engage in hedging activities or use derivative instruments to manage market risks.

The following schedule summarizes our known contractual cash obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total Obligations	2007	2008-2009	2010-2011	Beyond
Office lease	$3,254,393	$338,520	$707,546	$750,020	$1,458,307
Long-term debt	4,043,045	233,045	3,810,000	-	-
Total	$7,297,438	$571,565	$4,517,546	$750,020	$1,458,307

Operating Activities. For the year ended December 31, 2006, cash provided by operating activities totaled $3,406,393 compared to $6,395,442 provided by operating activities for the same period in 2005, a $2,989,049 or 46.7% decrease, mainly due to our net loss from operations. Cash provided by operating activities for 2005 decreased $1,622,858 or 20.2% as compared to $8,018,300 for the year ended December 31, 2004 mainly due to decreases in net income from operations.

Investing Activities. Net cash provided by investing activities netted to $1,932,738 for the year in 2006, which included $3,091,316 used for oil and gas and other capital expenditures along with proceeds from our asset sales of $5,024,054, compared to $9,888,809 used by investing activities for the same period in 2005. Net cash used by investing activities in 2005 increased $3,248,706 compared to $6,640,103 used by investing activities for the same period in 2004.

This increase in cash used was primarily due to the increased number of wells drilled, nine developmental and six exploratory in 2005 and four developmental and 10 exploratory in 2004.

Financing Activities. For the year ended December 31, 2006 cash used by financing activities was $2,678,299 compared to $583,094 provided by financing activities for the same period in 2005. This difference in cash was primarily due to net principal loan repayments during 2006 when compared to 2005 due to the asset sale. The net cash provided by financing activities in 2005 of $583,094 decreased $788,136 when compared to $1,371,230 provided by financing activities for the same period in 2004. This difference in cash provided was primarily due to decreases in borrowings during 2005 when compared to 2004.

Changes in Reserve Estimates

In 2006, our estimated proved developed and undeveloped reserve quantities were revised downward by approximately 1.02 million cubic feet of natural gas 34,000 barrels of oil. See, Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-30. During 2006, it was discovered that four producing wells had lower than previously estimated non-producing gas reserves, resulting in a reduction of proved developed non-producing gas reserves. Also during 2006, two prospects that had been previously estimated to contain proved undeveloped gas reserve were re-evaluated and found to have lower than expected reserves and as a result were not drilled. One other prospect with proved undeveloped reserves was drilled and resulted in proved reserves less than prior estimates. The revisions of previous estimates attributable to these wells accounted for approximately 99% of the net downward revisions of previous gas reserve estimates.

The reduction in oil reserve estimates in 2006 was due to a re-evaluation of two prospects that had been previously estimated to contain proved undeveloped oil reserves were found to have lower than expected reserves and as a result were not drilled. Also, one prospect with proved undeveloped oil reserves was drilled and resulted in proved oil reserves less than prior estimates.

The revisions of previous estimates attributable to these wells accounted for approximately 74% of the net downward revisions of previous gas reserve estimates.

The following table summarizes the major reasons for reserve reductions in 2006.

	Oil	Gas
Four existing wells with lower estimated proved non-producing reserves		(575,877)
Reduction of PUD due to two undrilled wells	(16,000)	(212,000)
Reduction of PUD based on drilling results	(9,000)	(231,045)
Total	(25,000)	(1,018,922)

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

Item 7A Qualitative and Quantitative Disclosures About Market Risk

Royale Energy is exposed to market risk from changes in commodity prices and in interest rates. In 2006, we sold a majority of our natural gas at the daily market rate through the Pacific Gas & Electric pipeline. In 2006, our natural gas revenues were approximately $6.7 million with an average price of $6.21 per MCF. At current production levels, a 10% per MCF increase or decrease in our average price received could potentially increase or decrease our natural gas revenues by approximately $660,000. At our current production levels of oil and natural gas condensate, a 10% increase or decrease in our average price per barrel could potentially increase or decrease our oil and natural gas revenues by approximately $130,000. We currently do not sell any of our natural gas or oil through hedging contracts.

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

Our chief executive officer, Donald H. Hosmer, and chief financial officer, Stephen M. Hosmer, evaluated the effectiveness or our disclosure controls and procedures as of the end of the 2006 fiscal year. Based on their evaluation, they concluded that our disclosure controls are effective as of December 31, 2006.

No changes in our internal control over financial reporting occurred during the last fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10 Directors and Executive Officers of the Registrant

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2006.

Item 11 Executive Compensation

The information required by this Item will be contained in, and incorporated by reference to, the

Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2006.

Item 12 Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2006.

Item 13 Certain Relationships and Related Transactions

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2006.

Item 14 Principal Accountant Fees and Services

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2006.

Item 15 Exhibits and Financial Statement Schedules

Financial Statements

1. Financial Statements. See Index to Financial Statements, page F-1

2. Schedules. Supplemental Information About Oil and Gas Producing Activities (Unaudited) begins on page F-30.

3. Exhibits. Certain of the exhibits listed in the following index are incorporated by reference.

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

3.3	Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.2 of Royale Energy's Form 10-SB Registration Statement.

4.1	Certificate of Determination of the Series AA Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of Royale Energy's Form 10-SB Registration Statement.
10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 of Royale Energy's Form 10-SB Registration Statement.
31.1	Rules 13a-14(a), 115d-14(a) Certification, attached.
31.2	Rules 13a-14(a), 115d-14(a) Certification, attached.
32.1	Section 1350 Certification, attached.
32.2	Section 1350 Certification, attached.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royale Energy, Inc.

Date:	April 13, 2007	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 13, 2007	/s/ Harry E. Hosmer
Harry E. Hosmer, Chairman of the Board of Directors

Date:	April 13, 2007	/s/ Donald H. Hosmer
Donald H. Hosmer, Director, President, Chief Executive Officer and Secretary

Date:	April 13, 2007	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Director, Executive Vice President and Chief Financial Officer

Date:	April 13, 2007	/s/ Oscar A. Hildebrandt
Oscar A. Hildebrandt, Director

Date:		_____________________
Rodney Nahama, Director

Date:	April 13, 2007	/s/ Gilbert C.L. Kemp
Gilbert C.L. Kemp, Director

Date:	April 13, 2007	/s/ George M. Watters
George M. Watters, Director
31

ROYALE ENERGY, INC.
INDEX TO FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Index to Financial Statements	32

Report of Sprouse & Anderson, LLP, Independent Auditors	33

Balance Sheets at December 31, 2005 and 2004	34

Statements of Operations for the Years Ended December 31, 2005, 2004, and 2003	36

Statements of Stockholders' Equity for the Years Ended December 31, 2005, 2004, and 2003	37

Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003	40

Notes to the Financial Statements	42

Supplemental Information about Oil and Gas Producing Activities (Unaudited)	62

Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
of Royale Energy, Inc.

We have audited the accompanying balance sheets of Royale Energy, Inc. (the "Company") as of December 31, 2006 and December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royale Energy, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

SPROUSE & ANDERSON, L.L.P.

Austin, Texas

April 6, 2007

ROYALE ENERGY, INC
BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005

Current Assets
Cash and Cash Equivalents	$ 7,377,604	$ 4,716,772
Accounts Receivable, net	2,906,290	4,221,601
Prepaid Expenses	2,301,267	2,299,333
Deferred Tax Asset	195,615	194,468
Inventory	401,521	382,810

Total Current Assets	13,182,297	11,814,984

Investments	6,946	6,946

Oil And Gas Properties (Successful Efforts Basis)
Equipment and Fixtures	20,525,960	31,220,651

Total Assets	$ 33,715,203	$ 43,042,581

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

LIABILITIES AND STOCKHOLDERS' EQUITY
	2006	2005
Current Liabilities:
Accounts Payable and Accrued Expenses	$ 7,158,612	$ 7,375,161
Current Portion of Long-Term Debt	233,045	90,746
Deferred Revenue from Turnkey Drilling	5,018,261	6,490,111

Total Current Liabilities	12,409,918	13,956,018

Noncurrent Liabilities:
Asset Retirement Obligation	273,049	245,627
Deferred Tax Liability	1,673,922	3,892,048
Long-Term Debt, Net of Current Portion	3,810,000	6,630,598

Total Noncurrent Liabilities	5,756,971	10,768,273

Total Liabilities	18,166,889	24,724,291

Redeemable Preferred Stock
Series A, Convertible Preferred Stock, No Par Value,
259,250 Shared Authorized; -0- and 6,122 Shares
Issued and Outstanding, Respectively	-	11,589

Stockholders' Equity

Common Stock, No Par Value, 10,000,000 Shares Authorized; 7,951,748 and 7,948,688 Shares Issued; 7,916,408 and 7,934,736 Outstanding, Respectively	19,511,963	19,500,374
Convertible Preferred Stock, Series AA, No Par Value,
147,500 Shares Authorized; 57,416 and 57,416
Shares Issued and Outstanding, Respectively	167,979	167,979
Accumulated (Deficit)	(3,964,439)	(1,314,738)

Total Paid in Capital and Accumulated Deficit	15,715,503	18,353,615

Less Cost of Treasury Stock, 35,340 and 13,952 Shares	(192,052)	(68,271)

Paid in Capital, Treasury Stock	24,863-	21,357

Total Stockholders' Equity	15,548,314	18,318,290

Total Liabilities and Stockholders' Equity	$ 33,715,203	$ 43,042,581

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
Revenues
Sale of Oil and Gas	$ 7,965,633	$ 11,228,537	$ 10,892,574
Turnkey Drilling	15,711,550	13,066,800	13,269,996
Supervisory Fees and Other	1,218,860	1,348,041	1,781,786

Total Revenues	$ 24,896,043	$ 25,643,378	$ 25,944,356

Costs and Expenses:
General and Administrative	5,129,074	4,877,168	4,925,321
Geological and Geophysical Expenses	400,306	381,790	321,983
Turnkey Drilling Development	9,628,394	8,111,248	8,150,338
Lease Operating	1,968,269	2,751,441	2,817,448
Lease Impairment	6,191,417	742,642	51,414
Legal and Accounting	397,575	236,199	627,038
Marketing	1,799,088	2,222,859	1,564,678
Depreciation, Depletion and Amortization	5,833,904	4,062,587	3,714,271

Total Costs and Expenses	$ 31,348,027	$ 23,385,934	$ 22,172,491

Gain on Sale of Assets	3,263,368	-	-

Income (Loss) from Operations	$ (3,188,616)	$ 2,257,444	$ 3,771,865

Other Expense:
Interest Expense	523,139	444,271	273,050

Income (Loss) Before Income Tax Expense	(3,711,755)	1,813,173	3,498,815

Income Tax Expense (Benefit)	(1,062,054)	627,270	1,306,063

Net Income (Loss)	$ (2,649,701)	$ 1,185,903	$ 2,192,752

Basic Earnings Per Share:
Net Income (Loss) Available To Common Stock	$ (0.33)	$ 0.15	$ 0.32

Diluted Earnings (Loss) Per Share	$ (0.33)	$ 0.15	$ 0.31

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	Common Stock		Preferred Stock Series AA
	Shares		Shares
	Issued	Amount	Outstanding	Amount
Balance at January 1, 2004	5,621,829	$ 19,108,978	43,240	$ 163,926

3.75% Stock Dividend	221,049	755,280	1,619	4,053

28% Stock Dividend	1,712,093	-	12,557	-

Royale Petroleum Corp. - Stock Reorganization.	295,801	-	-	-

Acquisition of Royale Petroleum Corp.	451	5,377	-	-

Stock Options Repurchased	-	(286,356)	-	-

Stock Options Exercised	8,000	7,760	-	-

Net Income (Loss) for the Year	-	-	-	-

Balance at December 31, 2004	7,859,223	$ 19,591,039	57,416	$ 167,979

Stock Options Repurchased	-	(188,912)	-	-

Stock Options Exercised	89,465	98,247	-	-

Stock Award	-	-	-	-

Net Income (Loss) for the Year	-	-	-	-

Balance at December 31, 2005	7,948,688	$ 19,500,374	57,416	$ 167,979

Conversion of Preferred A	3,060	$ 11,589	-	-

Stock Acquisition In Lieu Of Receivables	-	-	-	-

Stock Award	-	-	-	-

Net Income (Loss) for the Year	-	-	-	-

Balance at December 31, 2006	7,951,748	$ 19,511,963	57,416	$ 167,979

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	Preferred Stock Series A
	Shares		Accumulated
	Outstanding	Amount	Deficit

Balance at January 1, 2004	4,611	$ 11,172	$ (4,693,393)

3.75% Stock Dividend	172	417	-

28% Stock Dividend	1,339	-	-

Royale Petroleum Corp - Stock Reorganization	-	-	-

Acquisition of Royale Petroleum Corporation	-	-	-

Stock Options Repurchased	-	-	-

Stock Options Exercised	-	-	-

Net Income (Loss) for the Year	-	-	2,192,752

Balance at December 31, 2004	6,122	$ 11,589	$ (2,500,641)

Stock Options Repurchased	-	-	-

Stock Options Exercised	-	-	-

Stock Award	-	-	-

Net Income (Loss) for the Year	-	-	1,185,903

Balance at December 31, 2005	6,122	$ 11,589	$ (1,314,738)

Conversion of Preferred A	(6,122)	$ (11,589)	-

Stock Acquisition In Lieu Of Receivables	-	-	-

Stock Award	-	-	-
Net Income (Loss) for the Year	-	-	$ (2,649,701)

Balance at December 31, 2006	-	$ -	$ (3,964,439)

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	Treasury Stock
	Shares		Paid in Capital	Dividend to be
	Acquired	Amount	Treasury Stock	Distributed	Total

Balance at January 1, 2004	20,000	$ (97,906)	$ 16,761	$ 759,750	$ 15,269,288

3.75% Stock Dividend Distributed	-	-	-	(759,750)	-

28% Stock Dividend

Royale Petroleum Corp. - Stock Reorganization	-	-	-	-	-

Acquisition of Royale Petroleum Corp.	-	-	-	-	5,377

Stock Options Repurchase	-	-	-	-	(286,356)

Stock Options Exercised	-	-	-	-	7,760

Net Income (Loss) for the Year	-	-	-	-	2,192,752

Balance at December 31, 2004	20,000	$ (97,906)	$ 16,761	$ -	$ 17,188,821

Stock Options Repurchased	-	-	-	-	(188,912)

Stock Options Exercised	-	-	-	-	98,247

Stock Award	(6,048)	29,635	4,596	-	34,231

Net Income (Loss) for the Year	-	-	-	-	1,185,903

Balance at December 31, 2005	13,952	$ (68,271)	$ 21,357	$ -	$ 18,318,290

Conversion of Preferred A	-	-	-	-	-

Stock Acquisition In Lieu Of Receivables	26,000	$ (146,380)	-	-	$ (146,380)

Stock Award	(4,612)	$ 22,599	3,506	-	$ 26,105

Net Income (Loss) for the Year	-	-	-	-	$ (2,649,701)

Balance at December 31, 2006	35,340	$ (192,052)	$ 24,863	$ -	$ 15,548,314

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (2,649,701)	$ 1,185,903	$ 2,192,752
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation, Depletion, and Amortization	5,833,904	4,062,587	3,714,271
Lease Impairment	6,191,417	742,642	51,414
Gain on Sale of Assets	(3,263,368)	-	-
Bad Debt Expense	582,204	401,691	641,079
Compensation Expense - Stock Grant	26,105	34,231
(Increase) Decrease in:
Accounts Receivable	586,727	(719,351)	598,471
Prepaid Expenses and Other Assets	(20,645)	1,997,055	(2,409,983)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(189,127)	(2,273,741)	875,473
Deferred Revenues - DWI	(1,471,850)	1,210,694	1,244,536
Deferred Income Taxes	(2,219,273)	(246,269)	1,110,287

Net Cash Provided by Operating Activities	3,406,393	6,395,442	8,018,300

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures For Oil And Gas Properties And Other Capital Expenditures	(3,091,316)	(9,888,809)	(6,915,103)
Proceeds from Sale of Investments	-	-	275,000
Proceeds from Sale of Assets	5,024,054	-	-

Net Cash Provided (Used) by Investing Activities	1,932,738	(9,888,809)	(6,640,103)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	2,115,000	13,777,500	12,387,500
Principal Payments on Long-Term Debt	(4,793,299)	(13,103,741)	(10,729,914)
Exercise of Options for Cash	-	98,247	-
Repurchase of Stock Options	-	(188,912)	(286,356)

Net Cash Provided (Used) by Financing Activities	(2,678,299)	583,094	1,371,230

Net Increase (Decrease) in Cash and Cash Equivalents	2,660,832	(2,910,273)	2,749,427

Cash & Cash Equivalents at Beginning of Year	4,716,772	7,627,045	4,877,618

Cash & Cash Equivalents at End of Year	$ 7,377,604	$ 4,716,772	$ 7,627,045

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004 (Continued)

	2006	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$529,940	$290,367	$211,633

Cash Paid for Taxes	$259,006	$369,063	$601,523

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Acquisition of Treasury Stock in Lieu of Receivables Owed	$146,380	$ -	$ -

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

Joint Ventures

The accompanying financial statements as of December 31, 2006 and 2005 include the accounts of Royale Energy and its proportionate share of the assets, liabilities and results of operations. Royale Energy generally retains an ownership interest of approximately 50% in wells it drills with its joint venture projects. Royale Energy is the operator of the majority of properties in which it has an ownership interest. In connection with the drilling and operation of wells, the Company receives industry standard COPAS fees, which are recorded as supervisory fee income.

Revenue Recognition

Royale Energy recognizes revenues from the sales of oil and natural gas upon transfer of title, net of royalties, in the period of delivery. Settlements for oil and natural gas sales can occur up to two months after the end of the month in which the oil and natural gas were produced. We estimate and accrue for the value of these sales using information available to us at the time our financial statements are generated.

Royale Energy recognizes revenues from the sale of natural gas in which the Company has an interest with other producers using the entitlements method of accounting. Under this method we recognize revenue based on our entitled ownership percentage of sales of natural gas delivered to purchasers. Gas imbalances occur when we sell more or less than our entitled ownership percentage of total natural gas production. When we receive more than our entitled share, a liability is recorded. Gas imbalances on our production at December 31, 2006, 2005 and 2004 were not significant.

Royale Energy enters into turnkey drilling agreements with investors to develop leasehold acreage it has acquired. When Royale Energy sponsors a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who enter into a signed contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, and other costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is held and reported by Royale Energy as deferred revenue until drilling is complete. Drilling is generally completed within 10-30 days. If costs exceed revenues and Royale Energy participates as a working interest owner, Royale's proportional share of the excess is capitalized as the cost of Royale Energy's working interest. If Royale Energy is unable to drill the wells, and a suitable replacement well is not found, the deferred funds received would be returned to the investors. Included in cash and cash equivalents are amounts for use in the completion of turnkey drilling programs in progress.

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

Royale Energy performs a periodic review for impairment of proved properties on a field-by-field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value. Royale Energy determines if impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. Impairment losses of $6,191,417, $742,642, and $51,414, were recorded in 2006, 2005, and 2004 respectively.

Upon the sale of oil and gas reserves in place, costs and accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations. Impairment of unproved properties is assessed periodically on a property-by-property basis, and any impairment in value is currently charged to expense. In addition, capitalized costs of unproved properties are assessed periodically to determine whether their value has been impaired below the capitalized costs. Loss is recognized to the extent that such impairment is indicated. In making these assessments, factors such as exploratory drilling results, future drilling plans, and lease expiration terms are considered. When an entire interest in an unproved property is sold, gain or loss is recognized, taking into consideration any recorded impairment. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of income under impairment expense.

In 2006, we recorded an impairment of $6,191,417 in fields where year end reserve values no longer supported the net book values of wells in those fields. The primary focus of this impairment, $4,068,843 was recorded for our wells in the Texas and Gulf Coast fields. There were several wells in this area that had been drilled in the last few years which had significantly lower production and reserves than originally estimated. The Bowerbank field in California was impaired for $1,331,093 mainly for older wells which ceased producing due to their natural declines. Our Cache Creek field was impaired for its remaining value of $399,269 due to the drilling of the North Crossroads 6-34 which proved unsuccessful. The Willows field was also impaired for $255,109 due to the drilling of the North Willows 3 which although successful had lower reserves than originally estimated.

In 2005, we recorded an impairment in our Afton field due to drilling subsequent exploratory wells which were not successful. We also recorded an impairment in the Cache Creek field due to two wells in the field, North Crossroads 1 and North Crossroads 4, watering out and ceasing production in 2005.

In 2004, we determined that an impairment was appropriate in the Afton field, which was acquired in 2004, due to a delay in drilling exploratory wells in the field as a result of pipeline restrictions. In addition, we recorded an impairment for the Elkhorn Slough field due to cost overruns on our Kingfisher well due to mechanical problems while completing it.

Reclassification

Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented herein. The company has determined that certain G&A charges are presented more fairly as Marketing. The reclassification is reflected in all years presented, 2004, 2005 and 2006,

Cash and Cash Equivalents

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

At December 31, 2006 and 2005, net accounts receivable was $2,906,290 and $4,221,601 respectively. At December 31, 2006 and 2005, the Company established an allowance for uncollecteable accounts of $567,000 and $401,691, respectively for receivables from direct working interest investors whose expenses on non-producing wells was unlikely to be collected from revenue.

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

Earnings (Loss) Per Share (SFAS 128)

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Year Ended December 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Earnings Per Share:
Net income available to common stock	$ (2,649,701)	7,932,198	$ (0.33)

Cumulative effect of accounting change	-	-	-

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	-	-

Net income available to common stock	$ (2,649,701)	7,932,198	$ (0.33)

	For the Year Ended December 31, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Earnings Per Share:
Net income available to common stock	$ 1,185,903	7,860,341	$ 0.15

Cumulative effect of accounting change	-	-	-

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	31,769	-

Net income available to common stock	$ 1,185,903	7,892,110	$ 0.15

	For the Year Ended December 31, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Earnings Per Share:
Net income available to common stock	$ 2,192,752	6,900,334	$ 0.32

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	148,938	(0.01)

Net income available to common stock	$ 2,192,752	7,049,272	$ 0.31

Stock Based Compensation

Royale Energy has a stock-based employee compensation plan, which is more fully described in Note 14. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) ("SFAS No. 123R"), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company recognized incremental stock-based compensation expense of $0 during 2006 as a result of the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the effect on net income and earnings per share if Royale Energy had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation:

46

	2006	2005	2004
Net income (loss), as reported	$(2,649,701)	$ 1,185,903	$ 2,192,752

Add: Stock-based employee compensation
expense included in reported net income, net
of related tax effects.	-	-	-

Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards, net of
related tax effects	-	-	-

Pro forma net income	$(2,649,701)	$ 1,185,903	$ 2,192,752

Earnings per share:
Basic -- as reported	$ (0.33)	$ 0.15	$ 0.32
Basic -- pro forma	$ (0.33)	$ 0.15	$ 0.32

Diluted -- as reported	$ (0.33)	$ 0.15	$ 0.31
Diluted -- pro forma	$ (0.33)	$ 0.15	$ 0.31

On June 1, 2005, Royale Energy awarded shares of restricted common stock to certain of its employees pursuant to an incentive compensation plan. On that date, the Company's stock price was $5.66 per share. A total of 4,612 and 6,048 shares of vested restricted common stock were issued in 2006 and 2005, respectively. The Company recognized $26,105 and $34,241 compensation expense in 2006 and 2005, respectively. Additionally, 7,490 shares of unvested stock were awarded with vesting dates in 2007 for which compensation expense will be similarly recognized. The stock issued pursuant to the plan was issued in reliance on the exemption from registrations requirements of the Securities Act of 1933 contained in Section 4(2) thereof. Royale Energy issued no other equity securities in 2006, 2005, or 2004.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155) "Accounting for Certain Hybrid Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155 amends SFAS 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of SFAS 133 and SFAS 140 to certain financial instruments and subordinated concentrations of credit risk. SFAS 155 is effective for the first fiscal year that begins after September 15, 2006. We do not expect this statement to materially affect the Company's financial position, results of operations, or cash flows.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109" (FIN 48,) which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the effects from an uncertain tax position can be recognized in the financial statements only if the position is "more-likely-than-not" of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the "more-likely-than-not" threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect this statement to materially affect the Company's financial position, results of operations, or cash flows.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" (SFAS 157,) which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on the financial statements.

On September 13, 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108,) which establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company's financial statements and the related disclosures. SAB 108 requires the use of a balance sheet and an income statement approach to evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company does not expect the adoption of SAB 108 to have an impact on the Company's financial statements.

On September 29, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(r)" (SFAS 158.) The Statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and the recognition of the changes of the funded status in the year in which the changes occur through comprehensive income. Implementation of SFAS 158 is required as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have an impact on the Company's financial statements because the Company does not currently have any defined benefit pension or other postretirement benefit plans.

NOTE 2 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31,:

	2006	2005
Oil and Gas

Producing properties, including intangible drilling costs	$ 27,876,284	$ 28,805,150
Undeveloped properties	1,767,671	6,232,050
Lease and well equipment	7,136,142	8,777,597
	36,780,097	43,814,797
Accumulated depletion, depreciation and amortization	(17,745,105)	(14,743,316)

	$ 19,034,992	$ 29,071,481

Commercial and Other

Real estate, including furniture and fixtures	503,344	503,344
Vehicles	287,155	255,523
Furniture and equipment	1,702,127	2,391,490
	2,492,626	3,150,357
Accumulated depreciation	(1,001,658)	(1,001,187)

	1,490,968	2,149,170

	$ 20,525,960	$ 31,220,651

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

	2006	2005	2004

Acquisition - Proved	$ 720,796	$ 394,069	$ 3,217,409
Acquisition - Unproved	$ 1,276,429	$ 848,358	$ 1,906,106
Development	$ 7,489,178	$ 7,633,536	$ 2,388,723
Exploration	$ 5,727,865	$ 5,507,658	$ 7,925,775

On April 4, 2005, the Financial Accounting Standards Board posted FSP FAS 19-1, Accounting for Suspended Well Costs, to be effective for reporting periods beginning after April 4, 2005. We have adopted FSP FAS 19-1 effective as of July 1, 2005. The guidance set forth in the FSP requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We performed an evaluation of our capitalized costs and determined that no previously capitalized exploratory well costs pending the determination of proved reserves were required to be expensed or reclassified during 2006 or 2005. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during 2006 or 2005. We did not charge any previously capitalized exploratory well costs to expense upon adoption of FSP FAS 19-1.

12 Months Ended December 31,
	2006	2005
Beginning balance at January 1	$ 0	$ 0

Additions to capitalized exploratory well costs pending the determination of proved reserves	$ 1,852,733	$ 2,276,495

Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	$ (1,852,733)	$ (2,276,495)

Ending balance at December 31	$ 0	$ 0

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the three years ended December 31, are as follows:

	2006	2005	2004

Oil and gas sales	$ 7,965,633	$ 11,228,537	$ 10,892,574
Production related costs	(1,968,269)	(2,751,441)	(2,817,448)
Geological and geophysical expense	(400,306)	(381,790)	(321,983)
Lease Impairment	(6,191,417)	(742,642)	(51,414)
Depreciation, depletion and amortization	(5,833,904)	(4,062,587)	(3,714,271)

Results of operations from producing and
exploration activities	$ (6,428,263)	$ 3,290,077	$ 3,987,458
Income Taxes (Benefit)	(2,217,751)	1,135,077	1,375,673

Net Results	$ (4,210,512)	$ 2,155,000	$ 2,611,785

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

51

	2006	2005
Asset retirement obligation
Beginning of the year	$245,627	$266,462
Liabilities incurred during the period	24,811	21,007
Settlements	(6,520)	(14,026)
Accretion expense	9,450	10,050
Revisions in estimated cash flow	(319)	(37,866)

Asset retirement obligation
End of year	$273,049	$245,627

NOTE 4 - TURNKEY DRILLING CONTRACTS

Royale Energy receives funds under turnkey drilling contracts, which require Royale Energy to drill oil and gas wells within a reasonable time period from the date of receipt of the funds. As of December 31, 2006 and 2005, Royale Energy had recorded deferred turnkey drilling revenue associated with undrilled wells of $5,018,261 and $6,490,111, respectively, as a current liability.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for 2006, 2005, and 2004:

Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
Year Ended December 31, 2006
Revenues from External Customers	$ 7,965,633	$ 15,711,550	$ 23,677,183

Supervisory Fees	$ 1,056,952	$ -	$ 1,056,952

Interest Revenue	$ 161,908	$ -	$ 161,908

Interest Expense	$ 261,570	$ 261,569	$ 523,139

Expenditures for Segment Assets	$ 5,629,298	$ 13,693,408	$ 19,322,706

Depreciation, Depletion, and Amortization	$ 5,542,209	$ 291,695	$ 5,833,904

Lease Impairment	$ 3,095,709	$ 3,095,708	$ 6,191,417

Gain on Sale of Assets	$ 3,263,368	$ -	$ 3,263,368

Income Tax	$ (531,027)	$ (531,027)	$ (1,062,054)

Total Assets	$ 33,715,203	$ -	$ 33,715,203

Net Income (Loss)	$ (1,549,898)	$ (1,099,803)	$ (2,649,701)

	Oil and Gas Producing And Exploration	Turnkey Drilling Services	Total

Year Ended December 31, 2005
Revenues from External Customers	$ 11,228,537	$ 13,066,800	$ 24,295,337

Supervisory Fees	$ 1,277,105	$ -	$ 1,277,105

Interest Revenue	$ 70,936	$ -	$ 70,936

Interest Expense	$ 222,136	$ 222,135	$ 444,271

Expenditures for Segment Assets	$ 6,245,208	$ 12,335,497	$ 18,580,705

Depreciation, Depletion, and Amortization	$ 3,859,458	$ 203,129	$ 4,062,587

Lease Impairment	$ 371,321	$ 371,321	$ 742,642

Income Tax	$ 313,635	$ 313,635	$ 627,270

Total Assets	$ 43,042,581	$ -	$ 43,042,581

Net Income (Loss)	$ 1,564,821	$ (378,918)	$ 1,185,903

Year Ended December 31, 2004
Revenues from External Customers	$ 10,892,574	$ 13,269,996	$ 24,162,570

Supervisory Fees	$ 1,712,673	$ -	$ 1,712,673

Interest Revenue	$ 69,113	$ -	$ 69,113

Interest Expense	$ 136,525	$ 136,525	$ 273,050

Expenditures for Segment Assets	$ 6,580,446	$ 11,826,360	$ 18,406,806

Depreciation, Depletion, and Amortization	$ 3,528,557	$ 185,714	$ 3,714,271

Lease Impairment	$ 25,707	$ 25,707	$ 51,414

Income Tax (Benefit)	$ 653,031	$ 653,032	$ 1,306,063

Total Assets	$ 42,548,669	$ -	$ 42,548,669

Net Income (Loss)	$ 1,718,987	$ 473,765	$ 2,192,752

NOTE 6 - LONG-TERM DEBT

	2006	2005

Revolving line of credit secured by oil and gas properties, with a maximum available of $3,820,974 at December 31, 2006 issued by Guaranty Bank, FSB for the purposes of refinancing Royale's existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes. The agreement was entered into on January 21, 2003. Interest is at Guaranty Bank's base rate plus .75%, resulting in a rate of 8.75% and 7.75% at December 31, 2006 and 2005, respectively, payable monthly with borrowing base reductions of $250,000 commencing on February 1, 2007. All unpaid principal and interest is payable at maturity on June 1, 2008.

	$3,810,000	$6,400,000

Term Note (Secured by Deed of Trust), dated March 17, 2004, in the original principal amount of $1,000,000, executed by Royale Energy, Inc., payable to the order of Guaranty Bank, FSB. Monthly payments of principal and interest are $9,000 per month with all unpaid principal and interest due on March 17, 2007.

	$ 233,045	$ 321,344

Total Long Term Debt	$4,043,045	$6,721,344

Less Current Maturity	$ (233,045)	$ (90,746)

Long Term Debt Less Current Portion	$3,810,000	$6,630,598

Significant covenants under the terms of the line of credit agreement include that the Company will have a tangible net worth not less than $8,188,000 as of September 30, 2002, plus 50% of positive quarterly net income thereafter, a debt coverage ratio not less than 1.25:1, a bank defined current ratio not less than 1:1, general and administrative expenses (excluding litigation and accounting expenses) at the close of any fiscal quarter not to exceed 27.5% of net revenues. The Company was in compliance with the terms of this agreement at December 31, 2006 and 2005.

Maturities of long-term debt for years subsequent to December 31, 2006 are as follows:

Year Ended
December 31,

2007	$ 233,045
2008	$ 3,810,000
$ 4,043,045

NOTE 7 - INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Significant components of the Company's deferred assets and liabilities at December 31, 2006, 2005 and 2004, respectively, are as follows:

	2006	2005	2004
Deferred Tax Assets (Liabilities):
Statutory Depletion Carry Forward	$ 129,433	$ 816,270	$ 816,270
Capital Loss / AMT Credit Carry Forward	22,465	25,311	133,023
Charitable Contributions Carry Forward	-	6,660	-
Allowance for Doubtful Accounts	195,615	124,097	206,045
Oil and Gas Properties and Fixed Assets	(1,825,820)	(4,669,918)	(4,138,317)

Net Deferred Tax Liability	$ (1,478,307)	$ (3,697,580)	$ (2,982,979)

Deferred Tax Assets:
Current	195,615	194,468	1,155,338
Non-current	-	-	-
Deferred Tax Liabilities:
Current	-	-	-
Non-current	(1,673,922)	(3,892,048)	(4,138,317)
Net Deferred Tax Liability	$ (1,478,307)	$ (3,697,580)	$ (2,982,979)

The Company had statutory percentage depletion carry forwards of approximately $375,168 and $2,366,000 at December 31, 2006 and 2005 respectively. The depletion has no expiration date. The Company also had no capital loss carryforward at December 31, 2006 and 2005, respectively.

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the statutory income tax rates at December 31, 2006, 2005 and 2004, respectively, to pretax income is as follows:

	2006	2005	2004

Tax (benefit) computed at statutory rate	$ (1,279,100)	$ 625,440	$ 1,207,874

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other	211,712	-	93,987
Other non deductible expenses	5,334	1,830	4,202

Provision (benefit)	$ (1,062,054)	$ 627,270	$ 1,306,063

Effective Tax Rate	28.6%	34.6%	37.3%

The components of the Company's tax provision are as follows:

	2006	2005	2004

Current tax provision (benefit) - federal	$ 915,010	$ 5,570	$ 125,003
Current tax provision (benefit) - state	242,209	629	14,113
Deferred tax provision (benefit) - federal	(1,754,774)	558,064	1,048,561
Deferred tax provision (benefit) - state	(464,499)	63,007	118,386

Total provision (benefit)	$ (1,062,054)	$ 627,270	$ 1,306,063

NOTE 8 - REDEEMABLE PREFERRED STOCK

In 1993, Royale Energy's Board of Directors authorized the issuance of 259,250 shares of Series A Convertible Preferred Stock. The Stock is convertible any time at the basic conversion rate of one share of common stock for two shares of Series A Convertible Preferred Stock, subject to adjustment.

There were no common stock conversions in 2005 or 2004. In June 2006, we issued 3,060 shares of common stock to one stockholder on conversion of the remaining outstanding shares of our Series A convertible preferred stock to common, pursuant to the conversion terms of the Series A preferred.

NOTE 9 - SERIES AA PREFERRED STOCK

In April 1992, Royale Energy's Board of Directors authorized the sale of Series AA Convertible Preferred Stock. Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to Series A Convertible Preferred Stockholders. The Series AA Convertible Preferred Stock does not have the right of redemption at the stockholders' option. As of December 31, 2003 and 2002, there were 43,240 and 48,581 shares issued and outstanding. The Board authorized a 15% stock dividend to stockholders of record on May 31, 2002 and increased the number of Series AA Preferred shares by 6,466. In addition, on May 1, 2003, the Board authorized a 15% stock dividend to stockholders of record on that date payable in equal monthly installments beginning with the quarter ending June 30, 2003. This dividend increased the number of Series AA Preferred shares by 3,701 for the period ending December 31, 2003 and has been retroactively restated to reflect the 3rd quarterly stock dividend paid in

January 2004. On March 31, 2004, the fourth and final of these installments was made resulting in 1,619 shares being issued. On March 23, 2004, the Board of Directors declared a 28% stock split, which was distributed to stockholders on June 30, 2004. As a result, the Series AA Preferred shares increased by 12,557. As of December 31, 2006 and 2005, there were 57,416 shares issued and outstanding.

NOTE 10 - COMMON STOCK

On March 23, 2004, the Board of Directors declared a 28% stock split issued in the form of a stock dividend, which was distributed to stockholders on June 30, 2004. As a result, the number of common shares increased by 1,712,093. There were no stock dividends during the years ended December 31, 2006 or 2005.

NOTE 11 - SUBSEQUENT EVENTS

On January 18, 2007 the Board of Directors authorized the issuance of a cash dividend of $0.05 per share for shareholders of record on February 19, 2007. The dividend was paid March 5, 2007 in the amount of $397,049.05.

NOTE 12 - OPERATING LEASES

Royale Energy occupies office space through the use of two leases, one for their office in San Diego, CA and one for an office in Woodland, CA. The San Diego lease is under a 120 month noncancellable lease contract, which expires in July 2015. The San Diego lease calls for monthly payments ranging from

$27,010 to $35,271, and the Woodland lease calls for monthly payments of $275. Future minimum lease obligations as of December 31, 2006 are as follows:

Year Ended
December 31,

2007	$ 338,520
2008	348,689
2009	358,857
2010	369,555
2011	380,465
Thereafter	1,458,307

Total	$ 3,254,393

Rental expense for the years ended December 31, 2006, 2005, and 2004 are $370,658, $340,006, and $298,165, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

Donald H. Hosmer, Royale Energy's president, owns 12.51% of Royale Energy common stock. Donald H. Hosmer is the brother of Stephen M. Hosmer, and son of Harry E. Hosmer.

Stephen M. Hosmer, Royale Energy's executive vice president and chief financial officer, owns 14.71% of Royale Energy common stock. Stephen M. Hosmer is the brother of Donald H. Hosmer and son of Harry E. Hosmer.

Harry E. Hosmer, Royale Energy's former president and former chief executive officer, owns 9.93% of Royale Energy common stock. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer. Donald H. Hosmer and Stephen M. Hosmer are also officers and directors of Royale Energy.

The Board of Directors adopted a policy in 1989 that permits directors and officers of the Company to purchase from the Company, at the Company's actual costs, up to one percent of a fractional interest in any well to be drilled by the Company. Current outside directors were billed $49,787, $130,473 and $196,323 for their interests for the three years ended December 31, 2006, 2005, and 2004 respectively. Current affiliated directors were billed $183,053, $325,874 and $409,086 for their interests for the three years ended December 31, 2006, 2005, and 2004 respectively.

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

Donald H. Hosmer delivered 26,000 shares of common stock of Royale Energy, Inc., owned by him, to the company on September 26, 2006, in exchange for interests in oil and gas drilling projects sponsored by the company. The value of the common stock received by the company in consideration for the exchange was $146,380, based on the closing market price of the company's common stock on the NASDAQ Stock Market on June 12, 2006, the date the agreement to invest was made. Mr. Hosmer continues to hold the remainder of his common shares, equal to 12.51% of the company's common stock, as an investment.

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

At the March 10, 1995 Board of Directors meeting, directors and executive officers of Royale Energy were granted 154,000 options to purchase common stock at an exercise or base price of $1.90 per share. These options were granted for a period of ten years, and may be exercised after the second anniversary of the grant. Royale Energy applies APB Opinion 25 and related interpretations in accounting for its plans. Royale Energy did not grant stock options during 2006, 2005, or 2004.

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

On June 24, 2005, the Company repurchased 19,615 options from Stephen Hosmer amounting to $188,912.

A summary of the status of Royale Energy's stock option plan as of December 31, 2006, 2005 and 2004, and changes during the years ending on those dates is presented below:

59

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Fixed Options
Outstanding at Beginning of Year	0	-	137,143	$1.13	114,439	$1.51
Stock Dividends and Splits	-		-		35,849
Reinstated	-		-		19,996
Exercised	-		(109,686)		(33,141)
Expired or Ineligible	-		(27,457)		-

Outstanding at End of Year	0	-	0	$0.97	137,143	$1.13

Options Exercisable at Year End	-	-	-	$0.97	137,143	$1.13

Weighted-average Fair Value of Options
Granted During the Year	-		-		-

NOTE 15 - SIMPLE IRA PLAN

In April 1998, the Company established a Simple IRA pension plan covering all employees. The Company will contribute a matching contribution to each eligible employee's Simple IRA equal to the employee's salary reduction contributions up to a limit of 3% of the employee's compensation for the year. The employer contribution for the years ending December 31, 2006, 2005, and 2004 were $48,986, $48,445 and $46,043, respectively.

NOTE 16 - ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the continuing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy's business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance and remediation costs in 2006, 2005, or 2004.

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

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2006 and 2005, cash in banks exceeded the FDIC limits by approximately $8.1 and $6.5 million, respectively. The Company has not experienced any losses on deposits.

NOTE 18 : Quarterly Financial Information (Unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2006
Revenues	$ 7,383,723	$4,607,688	$4,630,815	$ 8,273,817	$24,896,043
Operating income (loss)	1,173,242	124,612	(922,973)	(3,563,497)	(3,188,616)
Net income (loss)	$ 687,020	$ 9,024	$ (767,137)	$(2,578,608)	$ (2,649,701)
Earnings (loss) per share
Basic and Diluted	$ 0.09	$ 0.00	$ (0.10)	$ (0.32)	$ (0.33)

2005
Revenues	$ 5,552,615	$6,059,735	$6,449,816	$ 7,581,212	$25,643,378
Operating income (loss)	(17,606)	402,494	445,675	1,426,881	2,257,444
Net income (loss)	$ (131,833)	$ 264,071	$ 211,584	$ 842,081	$ 1,185,903
Earnings (loss) per share
Basic and Diluted	$ (0.02)	$ 0.03	$ 0.03	$ 0.11	$ 0.15

Annual Earnings (loss) per share may not equal the sum of the four quarterly amounts due to rounding.

NOTE 19: COMMITMENTS AND CONTINGENCIES

The Company may become involved from time to time in litigation on various matters, which are routine to the conduct of its business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations, though any adverse decision in these cases or the costs of defending or settling such claims could have a material effect on its business.

Pioneer Exploration Ltd v. Royale Energy, No. 56969, Superior Court of Tehama County, California. On February 15, 2006, Pioneer Exploration, Ltd., filed suit against Royale Energy for declaratory relief and money damages related to certain properties covered by a joint operating agreement between the plaintiff and Royale Energy. The dispute stems from the assignment of interest from Blue Star Resources to Pioneer Exploration Ltd, and the resulting rights of Pioneer under the operating agreement. Pioneer alleges that Royale did not have the right to directionally drill a well in which Pioneer was a participant, and that Pioneer should have been allowed to participate in the drilling of one other well. The Company denies the allegation and will vigorously defend itself against these claims to the fullest extent possible.

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

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent engineering consultants for the years ended December 31, 2006, 2005, and 2004. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2006, 2005 and 2004 and changes in such quantities during each of the years then ended, were as follows:

	2006		2005		2004
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed and undeveloped reserves:
Beginning of period	91,000	10,564,000	317,000	12,624,000	158,000	11,850,000
Revisions of previous estimates	(34,444)	(1,022,969)	(104,235)	(1,013,667)	(44,488)	(1,935,378)
Production	(21,325)	(1,074,573)	(16,557)	(1,384,860)	(20,017)	(1,870,250)
Extensions, discoveries and improved recovery	2,331	1,866,918	9,000	1,952,299	233,890	4,482,054
Purchase of minerals in place	0	0	-	-	-	633,593
Sales of minerals in place	(563)	(2,173,376)	(114,208)	(1,613,772)	(10,385)	(536,019)

Proved reserves end of period	37,000	8,160,000	91,000	10,564,000	317,000	12,624,000

	2006		2005		2004
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Proved developed reserves:

Beginning of period	65,000	6,990,000	146,000	8,135,000	137,000	9,390,000

End of period	37,000	4,129,000	65,000	6,990,000	146,000	8,135,000

These estimates were determined using gas prices at December 31, 2006 ranging from $5.25 per MCF to $8.66 per MCF as applied on a field-by-field basis.

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

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves

The standardized measure of discounted future net cash flows is presented below for the three years ended December 31, 2006.

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

2007	$ 6,937,000
2008	3,760,000
2009	10,000
Thereafter	72,000

Total	$ 10,779,000

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

	2006	2005	2004

Future cash inflows	55,931,000	95,339,000	91,215,000
Future production costs	(11,628,000)	(18,086,000)	(16,029,000)
Future development costs	(10,779,000)	(9,416,000)	(8,465,000)
Future income tax expense	(10,057,200)	(20,351,400)	(20,016,153)

Future net cash flows	23,466,800	47,485,600	46,704,847

10% annual discount for estimated timing of cash flows	(6,820,249)	(12,682,159)	(12,423,729)

Standardized measure -of discounted future net cash flows	16,646,551	34,803,441	34,281,118

Sales of oil and gas produced, net of production costs	(4,745,695)	(7,022,572)	(6,766,942)

Revisions of previous quantity estimates	(15,871,556)	(2,814,698)	(4,282,365)
Net changes in prices and production costs	(4,015,314)	1,269,384	5,498,228

Sales of minerals in place	(7,906,688)	(3,947,974)	(2,754,216)
Purchases of minerals in place	-	-	2,009,099

Extensions, discoveries and improved recovery	4,216,939	8,593,335	17,595,769

Accretion of discount	2,383,900	4,668,700	3,224,700

Net change in income tax	7,781,524	(223,852)	(4,357,282)

Net increase (decrease)	(18,156,890)	522,323	10,166,991

Future Development Costs

In order to realize future revenues from our proved reserves estimated in our reserve report, it will be necessary to incur future costs to develop and produce the proved reserves. The following table estimates the costs to develop and produce our proved reserves in the years 2007 through 2009.

Future development cost of:	2007	2008	2009
Proved developed reserves	$ 71,000	$ -	$ -
Proved non-producing reserves	18,000	51,000	10,000
Proved undeveloped reserves	6,848,000	3,709,000	$ -

Total	$ 6,937,000	$ 3,760,000	$ 10,000

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

Additional data relating to Royale Energy's oil and natural gas properties is disclosed in Supplemental Information About Oil and Gas Producing Activities (Unaudited), attached to Royale Energy's Financial

Statements, beginning on page F-1. The oil and natural gas reserve information disclosed in the supplement to the financial statements are based upon the reserve reports for the three years ended December 31, 2006, 2005, and 2004, prepared by Royale Energy's independent reserve engineering consultants.

Historic Development Costs for Proved Reserves

In each year we expend funds to drill and develop some of our proved undeveloped reserves. The following table summarizes our historic costs incurred in each of the past three fiscal years to drill and develop reserves that were classified as proved undeveloped reserves as of December 31 of the immediately preceding year:

2006	$2,492,985
2005	$2,428,069
2004	$2,881,835

