Form 10-Q
period 2007-03-31
ROYALE ENERGY INC
filed 2007-05-15
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California
33-0224120
(State or other jurisdiction of
incorporation or organization)
(I.R.S. Employer
Identification No.)

7676 Hazard Center Drive, Suite 1500
San Diego, CA 92108
(Address of principal executive offices)
(Zip Code)
619-881-2800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  [X]     No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated fier, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:
Large accelerated filer
Accelerated Filer
Non-accelerated filer X

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At March 31, 2007, a total of 7,916,408 shares of registrant's common stock were outstanding.

-ii-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$ 4,848,966	$ 7,377,604
Accounts receivable	2,562,374	2,906,290
Prepaid expenses	597,313	2,301,267
Deferred tax asset	195,615	195,615
Inventory	369,297	401,521

Total Current Assets	8,573,565	13,182,297

Investments	6,946	6,946

Oil and Gas Properties at cost, (successful efforts
Basis), Equipment and Fixtures	19,917,635	20,525,960

TOTAL ASSETS:	$ 28,498,146	$ 33,715,203

See notes to Financial Statements -1-

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 4,922,641	$ 7,158,612
Current portion of long-term debt	0	233,045
Deferred revenue from turnkey drilling	6,103,357	5,018,261
Total Current Liabilities	11,025,998	12,409,918

Noncurrent Liabilities
Asset retirement obligation	276,381	273,049
Deferred tax liability	1,206,512	1,673,922
Long-term debt, net of current portion	1,750,000	3,810,000
Total Noncurrent Liabilities	3,232,893	5,756,971

Total Liabilities	14,258,891	18,166,889

Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares, 7,951,748 and 7,951,748 shares issued; 7,916,408 and 7,916,408 shares outstanding, respectively	19,511,963	19,511,963
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 57,416 and 57,416 shares issued and outstanding, respectively	167,979	167,979
Accumulated (Deficit)	(5,273,498)	(3,964,439)

Total paid in capital and accumulated deficit	14,406,444	15,715,503
Less cost of treasury stock, 35,340 and 35,340 shares	(192,052)	(192,052)
Paid in capital, treasury stock	24,863	24,863

Total Stockholders' Equity	14,239,255	15,548,314

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:	$ 28,498,146	$ 33,715,203

See notes to Financial Statements
-2-

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
	Quarter ended March 31,
	2007 (Unaudited)	2006 (Unaudited)
Revenues:
Sale of oil and gas	$ 1,685,981	$ 2,281,869
Turnkey drilling	581,349	4,777,610
Supervisory fees and other	251,507	324,244

Total Revenues	2,518,837	7,383,723

Costs and Expenses:
General and administrative	1,174,300	1,169,008
Turnkey drilling and development	604,480	2,963,915
Lease operating	791,512	586,610
Lease impairment	0	97,851
Legal and accounting	114,000	122,612
Marketing	250,108	219,657
Depreciation, depletion & amortization	928,453	1,050,828

Total Costs and Expenses	3,862,853	6,210,481

Income from Operations	(1,344,016)	1,173,242

Other Expense:
Interest expense	36,530	124,204

Income before Income Tax Expense	(1,380,546)	1,049,038
Income Tax Provision (Benefit)	(468,536)	362,018

Net Income (Loss)	$(912,010)	$ 687,020

Diluted Earnings Per Share	$ (0.12)	$ 0.09

Basic Earnings Per Share	$ (0.12)	$ 0.09

See notes to Financial Statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (912,010)	$ 687,020
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, depletion and amortization	928,453	1,050,828
Lease impairment	0	97,851
(Increase) decrease in:
Accounts receivable	343,916	1,086,175
Prepaid expenses and other assets	1,736,178	944,927
Increase (decrease) in:
Accounts payable and accrued expenses	(2,232,639)	803,631
Deferred revenues - DWI	1,085,096	(2,207,628)
Deferred income taxes	(467,410)	0

Net Cash Provided by Operating Activities	$ 481,584	$ 2,462,804

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties and
other capital expenditures	(320,128)	(1,749,695)

Net Cash (Used) by Investing Activities	(320,128)	(1,749,695)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(2,293,045)	(581,569)
Dividends Paid	(397,049)	0

Net Cash Used by Financing Activities	(2,690,094)	(581,569)

Net increase (decrease) in cash and cash equivalents	(2,528,638)	131,540

Cash at beginning of period	7,377,604	4,716,772

Cash at end of period	$ 4,848,966	$ 4,848,312

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 60,776	$ 128,898

Cash paid for taxes	$ 498,874	$ 278

See notes to financial statements
-4-

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Quarter ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ (912,010)	7,916,408	$ (0.12)

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net income available to common stock	$ (912,010)	7,916,408	$ (0.12)

	For the Quarter ended March 31, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 687,020	7,934,736	$ 0.09

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	0	31,769	0.00

Net income available to common stock	$ 687,020	7,966,505	$ 0.09

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	March 31, 2007	December 31, 2006
Oil and Gas
Producing properties, including drilling costs	$ 28,100,429	$ 27,876,284
Undeveloped properties	1,798,592	1,767,671
Lease and well equipment	7,171,329	7,136,142
	37,070,350	36,780,097
Accumulated depletion, depreciation & amortization	(18,637,593)	(17,745,105)
	18,432,757	19,034,992
Commercial and Other
Real estate, including furniture and fixtures	$ 503,344	$ 503,344
Vehicles	312,548	287,155
Furniture and equipment	1,713,439	1,702,127
	2,529,331	2,492,626
Accumulated depreciation	(1,044,453)	(1,001,658)
	1,484,878	1,490,968

	$ 19,917,635	$ 20,525,960

On April 4, 2005, the Financial Accounting Standards Board posted FSP FAS 19-1, Accounting for Suspended Well Costs, to be effective for reporting periods beginning after April 4, 2005. We have adopted FSP FAS 19-1 effective as of July 1, 2005. The guidance set forth in the FSP requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We performed an evaluation of our capitalized costs and determined that no previously capitalized exploratory well costs pending the determination of proved reserves were required to be expensed or reclassified during the first quarter of 2006 or 2005. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the first quarter of 2007 or 2006. We did not charge any previously capitalized exploratory well costs to expense upon adoption of FSP FAS 19-1.

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

	Quarter ended March 31,
	2007	2006
Beginning balance at January 1	$ 0	$ 0
Additions to capitalized exploratory well costs pending the determination of proved reserves	0	836,796
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(0)	(836,796)
Ending balance at March 31	$ 0	$ 0

NOTE 4 - STOCK BASED COMPENSATION

Royale Energy has a stock-based employee compensation plan. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) ("SFAS No. 123R"), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company recognized incremental stock-based compensation expense of $0 for the quarters ended March 31, 2007 and 2006, respectively.

On June 1, 2005, Royale Energy awarded shares of restricted common stock to certain of its employees pursuant to an incentive compensation plan. On that date, the Company's stock price was $5.66 per share. A total of 6,048 and 4,612 shares of vested restricted common stock were issued in 2005 and 2006 respectively. The Company recognized corresponding compensation expense of $34,241 and $26,105 for 2005 and 2006. A remaining 7,490 shares of unvested stock were awarded with a vesting date in 2007 for which compensation expense will be similarly recognized.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), that provides an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the first fiscal year beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159 on the Company.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the three months ended March 31, 2007, and 2006:
Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
Period Ended March 31, 2007
Revenues from External Customers	$ 1,685,981	$ 581,349	$ 2,267,330

Supervisory Fees	$ 201,014	$ -	$ 201,014

Interest Revenue	$ 50,493	$ -	$ 50,493

Interest Expense	$ 18,265	$ 18,265	$ 36,530

Expenditures for Segment Assets	$ 1,551,609	$ 1,382,791	$ 2,934,400

Depreciation, Depletion, and Amortization	$ 882,030	$ 46,423	$ 928,453

Income Tax (Benefit)	$ (234,268)	$ (234,268)	$ (468,536)

Total Assets	$ 28,498,146	$ -	$ 28,498,146

Net Income (Loss)	$ (280,148)	$ (631,862)	$ (912,010)

	Oil and Gas Producing And Exploration	Turnkey Drilling Services	Total

Period Ended March 31, 2006
Revenues from External Customers	$ 2,281,869	$ 4,777,610	$ 7,059,479

Supervisory Fees	$ 290,320	$ -	$ 290,320

Interest Revenue	$ 33,924	$ -	$ 33,924

Interest Expense	$ 62,102	$ 62,102	$ 124,204

Expenditures for Segment Assets	$ 1,348,666	$ 3,713,136	$ 5,061,802

Depreciation, Depletion, and Amortization	$ 998,287	$ 52,541	$ 1,050,828

Lease Impairment	$ 48,925	$ 48,926	$ 97,851

Income Tax	$ 181,009	$ 181,009	$ 362,018

Total Assets	$ 41,744,035	$ -	$ 41,744,035

Net Income (Loss)	$ (32,876)	$ 719,896	$ 687,020

Item 2. Management's Discussion And Analysis Of Financial Condition and Results of Operations

Forward Looking Statements

In addition to historical information contained herein, this discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, subject to various risks and uncertainties that could cause our actual results to differ materially from those in the "forward-looking" statements. While we believe our forward looking statements are based upon reasonable assumptions, there are factors that are difficult to predict and that are influenced by economic and other conditions beyond our control. Investors are directed to consider such risks and other uncertainties discussed in documents filed by the company with the Securities and Exchange Commission.

Results of Operations

For the first quarter of 2007, we had a net loss of $912,010 a $1,599,030 decrease compared to the net profit of $687,020 we had during the first quarter of 2006. We attribute this to decreases in revenues from turnkey drilling and oil and natural gas production. Total revenues for the first quarter in 2007 were $2,518,837, a decrease of $4,864,886 or 65.9% from the total revenues of $7,383,723 during the period in 2006. This decrease was mainly due to lower turnkey drilling revenues.

In the first quarter of 2007, revenues from oil and gas production decreased by $595,888 or 26.1% to $1,685,981 from the 2006 first quarter revenues of $2,281,869, mainly due to a decrease in natural gas production. The net sales volume of natural gas for the quarter ended March 31, 2007, was approximately 219,148 Mcf with an average price of $6.77 per Mcf, versus 287,509 Mcf with an average price of $6.99 per Mcf for the first quarter of 2006. This represents a decrease in net sales volume of 68,361 Mcf or 23.8%. This decrease was partially due to the sale of a number of underperforming properties at the end of 2006, the natural declines in production from existing wells and delays in bringing new production on line due to limited drilling rig availability in California. This limited rig availability delayed our ability to start new drilling. The net sales volume for oil and condensate (natural gas liquids) production was 3,886 barrels with an average price of $52.23 per barrel for the first three months of 2007, compared to 4,689 barrels at an average price of $57.82 per barrel for the three months in 2006. This represents a decrease in net sales volume of 803 barrels, or 17.1%.

Oil and natural gas lease operating expenses increased by $204,902 or 34.9%, to $791,512 for the quarter ended March 31, 2007, from $586,610 for the quarter in 2006. This increase was mainly due to higher workover costs during the period in 2007 when compared to 2006 as we were attempting to increase production on some of our existing wells.

For the quarter ended March 31, 2007, turnkey drilling revenues decreased $4,196,261 or 87.8% to $581,349 from $4,777,610 in the same quarter in 2006. We also had a $2,359,435 or 79.6% decrease in turnkey drilling and development costs to $604,480 in 2007 from $2,963,915 in 2006. Turnkey drilling revenues and costs decreased because we did not drill any new wells during the period in 2007, while six wells were drilled during the first quarter of 2006. During the first quarter 2007, we processed the permits on several wells in California, and subsequent to the end of the quarter, we have begun to drill and complete approximately five wells and participate in the completion of one additional well during the second quarter 2007.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to expense. Impairment losses of $97,851 were recorded in the first quarter of 2006. There were no impairments recorded during the period in 2007.

The aggregate of supervisory fees and other income was $251,507 for quarter ended March 31, 2007, a decrease of $72,737 (22.4%) from $324,244 during the period in 2006. This decrease was mainly due to lower supervisory fees as a result of the wells sold at the end of 2006.

Depreciation, depletion and amortization expense decreased to $928,453 from $1,050,828, a decrease of $122,375 (11.7%) for the quarter ended March 31, 2007, as compared to the same period in 2006. This decrease in depletion expense was mainly due to the decrease in our oil and gas assets following the sale of several wells and property impairment at the end of 2006.

General and administrative expenses increased by $5,292 or 0.5%, from $1,169,008 for the quarter ended March 31, 2006, to $1,174,300 for the period in 2007. Legal and accounting expense decreased to $114,000 for the period, compared to $122,612 for period in 2006, a $8,612 or 7% decrease. Marketing expense for the quarter ended March 31, 2007, increased $30,451, or 13.9%, to $250,108, compared to $219,657 for the period in 2006. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Interest expense decreased to $36,530 for the quarter ended March 31, 2007, from $124,204 for the same period in 2006, an $87,674, or 70.6% decrease. This decrease was due to principal balance reduction on our line of credit.

For the first quarter in 2007 we had an income tax benefit of $468,536 due to our net operating loss. For the same period in 2006 our income tax expense was $362,018 due to our net operating income for the period.

Capital Resources and Liquidity

At March 31, 2007, Royale Energy had current assets totaling $8,573,565 and current liabilities totaling $11,025,998, a $2,452,433 working capital deficit. We had cash and cash equivalents at March 31, 2006, of $4,848,966 compared to $7,377,604 at December 31, 2006. During the quarter ended March 31, 2007, we repaid approximately $2,293,045 on our commercial bank credit line and loan.

We have a revolving line of credit under a loan agreement with Guaranty Bank, FSB, which is secured by all of our oil and gas properties. At March 31, 2007, we had outstanding indebtedness of $1,750,000, compared to $3,810,000 at December 31, 2006. Unused available credit from this revolving line of credit totaled approximately $1,525,974 at March 31, 2007.

Our loan from Guaranty Bank, FSB, secured by our non-oil and gas real estate assets was repaid on March 19, 2007 in the amount of $217,774, compared to outstanding indebtedness of $233,045 at December 31, 2006.

At March 31, 2007, our accounts receivable totaled $2,562,374, compared to $2,906,290 at December 31, 2006, a $343,916 (11.8%) decrease, primarily due to a decrease in our oil and gas receivables for the period. At March 31, 2007, our accounts payable and accrued expenses totaled $4,922,641, a decrease of $2,235,971 or 31.2% from the accounts payable at December 31, 2006, of $7,158,612, mainly due to payments on our trade accounts payable and our decreased drilling during the period in 2007.

We ordinarily fund our operations and cash needs from cash flows generated from operations. We believe that we have sufficient liquidity for the remainder of 2007 and do not foresee any liquidity demands that cannot be met from cash flow from operations.

Operating Activities. For the quarter ended March 31, 2007, cash provided by operating activities totaled $481,584 compared to $2,462,804 for the same period in 2006, a $1,981,220 or 80.4% decrease. This decrease in cash provided was mainly due to our net loss during the period in 2007 due to our decreases in turnkey drilling and oil and natural gas revenues.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $320,128 for the period in 2007, compared to $1,749,695 used by investing activities for the same period in 2006, a $1,429,567 or 81.7% decrease in cash used. This was due to the decrease in drilling during the period in 2007. We did not drill any new wells during the period in 2007, while during the period in 2006 we drilled six wells.

Financing Activities. For the quarter ended March 31, 2007, cash used by financing activities was $2,690,094 compared to $581,569 used by financing activities for the same period in 2006, a $2,108,525 or 362.6% increase in cash used. This increase was primarily due to principal payments on our commercial bank line of credit and loan during the period in 2007 when compared to 2006. Also, on January 18, 2007 the Board of Directors authorized the issuance of a cash dividend of $0.05 per share for shareholders of record on February 19, 2007. This dividend was paid March 5, 2007 in the amount of $397,049.05.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production. The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production. Prices have been volatile for the last few years, and we expect that volatility to continue. Monthly average natural gas prices ranged from a low of $6.74 per mcf to a high of $7.57 per mcf for the first quarter of 2007. We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4. Controls and Procedures

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2007.

No changes occurred in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A Risk Factors

There were no changes in the risk factors discussed in our Annual Report on Form 10-K during the first quarter of 2007.

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

ROYALE ENERGY, INC.

Date: May 15, 2007	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Date: May 15, 2007	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer

