Form 10-Q
period 2007-06-30
ROYALE ENERGY INC
filed 2007-08-14
CIK 864839

______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California
33-0224120
(State or other jurisdiction of
incorporation or organization)
(I.R.S. Employer
Identification No.)

7676 Hazard Center Drive, Suite 1500
San Diego, CA 92108
(Address of principal executive offices)
(Zip Code)
619-881-2800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  [X]     No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
At June 30, 2007, a total of 7,916,408 shares of registrant's common stock were outstanding.

-ii-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC. BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$ 5,493,728	$ 7,377,604
Accounts receivable	3,565,362	2,906,290
Prepaid expenses	886,973	2,301,267
Deferred tax asset	195,615	195,615
Inventory	367,297	401,521

Total Current Assets	10,508,975	13,182,297

Investments	6,946	6,946

Oil and Gas Properties at cost, (successful efforts
Basis), Equipment and Fixtures	19,914,345	20,525,960

TOTAL ASSETS:	$ 30,430,266	$ 33,715,203

See notes to Financial Statements
-1-

ROYALE ENERGY, INC. BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 6,231,091	$ 7,158,612
Current portion of long-term debt	0	233,045
Deferred revenue from turnkey drilling	6,875,107	5,018,261
Total Current Liabilities	13,106,198	12,409,918

Noncurrent Liabilities
Asset retirement obligation	279,786	273,049
Deferred tax liability	1,147,624	1,673,922
Long-term debt, net of current portion	1,750,000	3,810,000
Total Noncurrent Liabilities	3,177,410	5,756,971

Total Liabilities	16,283,608	18,166,889

Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares, 7,951,748 and 7,951,748 shares issued; 7,918,661 and 7,916,408 shares outstanding, respectively	19,511,963	19,511,963
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 57,416 and 57,416 shares issued and outstanding, respectively	167,979	167,979
Accumulated (Deficit)	(5,378,847)	(3,964,439)

Total paid in capital and accumulated deficit	14,301,095	15,715,503
Less cost of treasury stock, 33,087 and 35,340 shares	(181,012)	(192,052)
Paid in capital, treasury stock	26,575	24,863

Total Stockholders' Equity	14,146,658	15,548,314

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:	$ 30,430,266	$ 33,715,203

See notes to Financial Statements
-2-

ROYALE ENERGY, INC. STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2007 (Unaudited)	2006 (Unaudited)	2007 (Unaudited)	2006 (Unaudited)
Revenues:
Sale of oil and gas	$ 1,568,033	$ 2,003,046	$ 3,254,014	$ 4,284,915
Turnkey drilling	2,233,282	2,317,204	2,814,631	7,094,814
Supervisory fees and other	267,905	287,438	519,412	611,682

Total Revenues	4,069,220	4,607,688	6,588,057	11,991,411

Costs and Expenses:
General and administrative	1,101,644	1,099,618	2,275,944	2,268,626
Turnkey drilling and development	832,804	1,158,343	1,437,284	4,122,258
Lease operating	590,863	575,592	1,382,375	1,162,202
Lease impairment	1,964	12,476	1,964	110,327
Legal and accounting	170,404	77,319	284,404	199,931
Marketing	507,089	648,113	757,197	867,770
Depreciation, depletion & amortization	939,361	911,615	1,867,814	1,962,443

Total Costs and Expenses	4,144,129	4,483,076	8,006,982	10,693,557

Gain (Loss) on Sale of Assets	(44,931)	0	(44,931)	0
Income (Loss) from Operations	(119,840)	124,612	(1,463,856)	1,297,854

Other Expense:
Interest expense	38,176	126,968	74,706	251,172

Income before Income Tax Expense	(158,016)	(2,356)	(1,538,562)	1,046,682
Income Tax Provision	(52,666)	(11,380)	(521,202)	350,638

Net Income (Loss)	$ (105,350)	$ 9,024	$(1,017,360)	$ 696,044

Diluted Earnings Per Share	$ (0.01)	$ 0.00	$ (0.13)	$ 0.09

Basic Earnings Per Share	$ (0.01)	$ 0.00	$ (0.13)	$ 0.09

See notes to Financial Statements -3-

ROYALE ENERGY, INC. STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,017,360)	$ 696,044
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, depletion and amortization	1,867,814	1,962,443
Lease impairment	1,964	110,327
(Gain) Loss on Sale of Assets	44,931	0
Compensation Expense - Stock Grant	12,752	26,105
Accounts receivable	(659,072)	1,007,341
Prepaid expenses and other assets	1,448,518	(262,598)
Increase (decrease) in:
Accounts payable and accrued expenses	(920,784)	(519,880)
Deferred revenues - DWI	1,856,846	(1,061,796)
Deferred income taxes	(526,298)	0

Net Cash Provided by Operating Activities	$ 2,109,311	$ 1,957,986

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties and
other capital expenditures	(1,420,963)	(1,926,680)
Proceeds from Sale of Assets	117,870	0

Net Cash (Used) by Investing Activities	(1,303,093)	(1,926,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(2,293,045)	(773,407)
Dividends Paid	(397,049)	0

Net Cash Used by Financing Activities	(2,690,094)	(773,407)

Net increase (decrease) in cash and cash equivalents	(1,883,876)	(742,101)

Cash at beginning of period	7,377,604	4,716,772

Cash at end of period	$ 5,493,728	$ 3,974,671

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 99,372	$ 255,804

Cash paid for taxes	$ 505,096	$ 10,900

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

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Six Months ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ (1,017,360)	7,917,544	$ (0.13)

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net income available to common stock	$ (1,017,360)	7,917,544	$ (0.13)

	For the Six Months ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ 696,044	7,938,752	$ 0.09

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	0	28,708	0.00

Net income available to common stock	$ 696,044	7,967,460	$ 0.09

ROYALE ENERGY, INC. NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	June 30, 2007	December 31, 2006
Oil and Gas
Producing properties, including drilling costs	$ 28,477,383	$ 27,876,284
Undeveloped properties	2,461,661	1,767,671
Lease and well equipment	7,235,679	7,136,142
	38,174,723	36,780,097
Accumulated depletion, depreciation & amortization	(19,545,259)	(17,745,105)
	18,629,464	19,034,992
Commercial and Other
Real estate, including furniture and fixtures	$ 503,344	$ 503,344
Vehicles	313,460	287,155
Furniture and equipment	1,510,671	1,702,127
	2,327,475	2,492,626
Accumulated depreciation	(1,042,594)	(1,001,658)
	1,284,881	1,490,968

	$ 19,914,345	$ 20,525,960

On April 4, 2005, the Financial Accounting Standards Board posted FSP FAS 19-1, Accounting for Suspended Well Costs, to be effective for reporting periods beginning after April 4, 2005. We have adopted FSP FAS 19-1 effective as of July 1, 2005. The guidance set forth in the FSP requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We performed an evaluation of our capitalized costs and determined that no previously capitalized exploratory well costs pending the determination of proved reserves were required to be expensed or reclassified during the first quarter of 2006 or 2005. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the first six months of 2007 or 2006. We did not charge any previously capitalized exploratory well costs to expense upon adoption of FSP FAS 19-1.

ROYALE ENERGY, INC. NOTES TO UNAUDITED FINANCIAL STATEMENTS

	Six Months ended June 30,
	2007	2006
Beginning balance at January 1	$ 0	$ 0
Additions to capitalized exploratory well costs pending the determination of proved reserves	360,815	897,843
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(360,815)	(897,843)
Ending balance at June 30	$ 0	$ 0

NOTE 4 - STOCK BASED COMPENSATION

Royale Energy has a stock-based employee compensation plan. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) ("SFAS No. 123R"), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company recognized incremental stock-based compensation expense of $0 for the six months ended June 30, 2007 and 2006, respectively.

On June 1, 2005, Royale Energy awarded shares of restricted common stock to certain of its employees pursuant to an incentive compensation plan. On that date, the Company's stock price was $5.66 per share. A total of 6,048, 4,612 and 2,253 shares of vested restricted common stock were issued in 2005, 2006 and 2007 respectively. The Company recognized corresponding compensation expense of $34,241, $26,105, and $12,752 for 2005, 2006 and 2007, respectively.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the six months ended June 30, 2007, and 2006:

Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
Period Ended June 30, 2007
Revenues from External Customers	$ 3,254,014	$ 2,814,631	$ 6,068,645

Supervisory Fees	$ 412,817	$ -	$ 412,817

Interest Revenue	$ 106,595	$ -	$ 106,595

Interest Expense	$ 37,353	$ 37,353	$ 74,706

Expenditures for Segment Assets	$ 2,892,980	$ 3,244,224	$ 6,137,204

Depreciation, Depletion, and Amortization	$ 1,774,423	$ 93,391	$ 1,867,814

Lease Impairment	$ 982	$ 982	$ 1,964

Loss on Sale of Assets	$ 22,466	$ 22,466	$ 44,931

Income Tax (Benefit)	$ (260,601)	$ (260,601)	$ (521,202)

Total Assets	$30,430,266	$ -	$30,430,266

Net Income (Loss)	$ (694,177)	$ (323,183)	$ (1,017,360)

	Oil and Gas Producing And Exploration	Turnkey Drilling Services	Total

Period Ended June 30, 2006
Revenues from External Customers	$ 4,284,915	$ 7,094,814	$11,379,729

Supervisory Fees	$ 540,793	$ -	$ 540,793

Interest Revenue	$ 70,889	$ -	$ 70,889

Interest Expense	$ 125,586	$ 125,586	$ 251,172

Expenditures for Segment Assets	$ 2,618,651	$ 6,002,136	$ 8,620,787

Depreciation, Depletion, and Amortization	$ 1,864,321	$ 98,122	$ 1,962,443

Lease Impairment	$ 55,164	$ 55,163	$ 110,327

Income Tax	$ 175,319	$ 175,319	$ 350,638

Total Assets	$41,409,647	$ -	$41,409,647

Net Income (Loss)	$ 57,557	$ 638,487	$ 696,044

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

Results of Operations

For the first six months of 2007, we had a net loss of $1,017,360, a $1,713,404 decrease from the net profit of $696,044 we had during the first six months of 2006. The loss resulted from decreases in revenues from both the turnkey drilling and the oil and natural gas production segments of our business. We had a net loss of $105,350 for the second quarter of 2007, a $114,374 decrease from the net profit of $9,024 achieved during the second quarter of 2006. Total revenues for the first six months in 2007 declined by $5,403,354 (45.1%) to $6,588,057 from the total revenues of $11,991,411 received during the period in 2006. Lower turnkey drilling revenues accounted for 79% of the decrease, and lower oil and natural gas production accounted for 19% of the decrease. The loss during the second quarter 2007 represents an improvement over the last three quarters as we increase direct working interest sales and drilling and control our operating costs. Total revenues for the second quarter of 2007 were $4,069,220, a $538,468 or 11.7% decrease from the second quarter 2006 revenues of $4,607,688.

In the first six months of 2007, revenues from oil and gas production decreased by $1,030,901 or 24.1% to $3,254,014 from the 2006 six months revenues of $4,284,915, mainly due to a decrease in natural gas production. In the second quarter 2007, oil and gas revenue decreased $435,013 or 21.7% from the second quarter 2006 revenues of $2,003,046. The net sales volume of natural gas for the six months ended June 30, 2007, was approximately 408,435 Mcf with an average price of $6.89 per Mcf, versus 566,180 Mcf with an average price of $6.39 per Mcf for the first six months of 2006. This represents a decrease in net sales volume of 157,745 Mcf or 27.9%. For the second quarter of 2007, the net sales volume of natural gas decreased 86,197 Mcf, from 274,075 Mcf in the period in 2006 to 187,878 Mcf in 2007 and the average price increased $1.23 per Mcf. This decrease was partially due to natural declines in production from existing wells and to the sale of a number of underperforming properties at the end of 2006. During the third quarter of 2007, two California natural gas wells, drilled during the second quarter, are scheduled to begin production.

The net sales volume for oil and condensate (natural gas liquids) was 7,989 barrels with an average price of $55.20 per barrel for the first six months of 2007, compared to 10,820 barrels at an average price of $61.54 per barrel for the six months in 2006. This represents a decrease in net sales volume of 2,830 barrels, or 26.2%. For the second quarter of 2007, production decreased 1,951, or 33.7% barrels from the same quarter in 2006 and the average price for oil and condensate decreased $6.72 per barrel, from $64.62 in 2006 to $57.90 in 2007. These production decreases are mainly due to the natural production declines of existing wells.

Oil and natural gas lease operating expenses increased by $220,173 or 18.9%, to $1,382,375 for the six months ended June 30, 2007, from $1,162,202 for the six months in 2006. For the second quarter 2007, lease operating expenses increased $15,271 or 2.7% over the same period in 2006. These increases were mainly due to higher workover costs during the period in 2007 when compared to 2006, as we attempted to increase production on some of our existing wells.

For the six months ended June 30, 2007, turnkey drilling revenues decreased $4,280,183 or 60.3% to $2,814,631 from $7,094,814 in the same six months in 2006. We also had a $2,684,974 or 65.1% decrease in turnkey drilling and development costs to $1,437,284 in 2007 from $4,122,258 in 2006. In the second quarter of 2007, turnkey drilling revenues decreased $83,922 or 3.6%, as well as related costs, $325,539, or 28.1% over the same quarter in 2006. Turnkey drilling revenues and costs were lower due to decreased drilling during the period in 2007 where three wells were drilled while seven wells were drilled during the first six months of 2006. During the first six months 2007, we processed the permits on several wells in Utah, where we expect to drill and complete two additional wells during the third quarter 2007. During this period we will also participate in the completion of one additional well in California.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to expense. Impairment losses of $1,964 and $110,327 were recorded in the first six months of 2007 and 2006, respectively. These impairments were mainly due to various lease and land costs that were no longer viable. During the period in 2007 we also recorded a loss of $44,931 on the sale of a non-oil and gas asset.

The aggregate of supervisory fees and other income was $519,412 for six months ended June 30, 2007, a decrease of $92,270 (15.1%) from $611,682 during the period in 2006. Second quarter supervisory fees and other income decreased $19,533 or 6.8% to $267,905 from $287,438 in 2006. These decreases were mainly due to lower supervisory fees during the period in 2007 due the decrease in drilling.

Depreciation, depletion and amortization expense decreased to $1,867,814 from $1,962,443, a decrease of $94,629 (4.8%) for the six months ended June 30, 2007, as compared to the same period in 2006. This decrease in depletion expense was mainly due to the decrease in our oil and gas assets from our 2006 asset sale and impairments.

General and administrative expenses increased by $7,318 or .3%, from $2,268,626 for the six months ended June 30, 2006, to $2,275,944 for the period in 2007. Second quarter 2007 general and administrative expenses increased $2,026 or .2% from $1,099,618 in 2006 compared to $1,101,644 in 2007. Legal and accounting expense increased to $284,404 for the period, compared to $199,931 for period in 2006, an $84,473 or 42.3% increase. For the quarter, legal and accounting expenses increased $93,085 or 120.4% from the previous year. The increase in legal and accounting expense was a result of higher legal fees due to litigation defending property rights during the period. Marketing expense for the six months ended June 30, 2007, decreased $110,573, or 12.7%, to $757,197, compared to $867,770 for the period in 2006. For the second quarter, marketing expenses decreased $141,024, or 21.8%, to $507,089, compared to $648,113 for the same period in 2006. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Interest expense decreased to $74,706 for the six months ended June 30, 2007, from $251,172 for the same period in 2006, a $176,466, or 70.3% decrease. This decrease was due to principal balance reduction on our line of credit.

For the first six months in 2007 we had an income tax benefit of $521,202 due to our net operating loss. For the same period in 2006 our income tax expense was $350,638 due to our net operating income for the period.

Capital Resources and Liquidity

At June 30, 2007, Royale Energy had current assets totaling $10,508,975 and current liabilities totaling $13,106,198, a $2,597,223 working capital deficit. We had cash and cash equivalents at June 30, 2007, of $5,493,728 compared to $7,377,604 at December 31, 2006. During the six months ended June 30, 2007, we repaid approximately $2,293,045 on our commercial bank credit line and loan.

We have a revolving line of credit under a loan agreement with Guaranty Bank, FSB, which is secured by all of our oil and gas properties. At June 30, 2007, we had outstanding indebtedness of $1,750,000, compared to $3,810,000 at December 31, 2006. Unused available credit from this revolving line of credit totaled approximately $725,974 at June 30, 2007.

Our loan from Guaranty Bank, FSB, secured by our non-oil and gas real estate assets was repaid on March 19, 2007 in the amount of $217,774, compared to outstanding indebtedness of $233,045 at December 31, 2006.

At June 30, 2007, our accounts receivable totaled $3,565,362, compared to $2,906,290 at December 31, 2006, a $659,072 (22.7%) increase, primarily due to receivables from industry members participating in wells we are scheduled to drill. At June 30, 2007, our accounts payable and accrued expenses totaled $6,231,091, a decrease of $927,521 or 13% from the accounts payable at December 31, 2006, of $7,158,612, mainly due to payments on our trade accounts payable and our decreased drilling during the period in 2007.

We ordinarily fund our operations and cash needs from cash flows generated from operations. We believe that we have sufficient liquidity for the remainder of 2007 and do not foresee any liquidity demands that cannot be met from cash flow from operations.

Operating Activities. For the six months ended June 30, 2007, cash provided by operating activities totaled $2,109,311 compared to $1,957,986 for the same period in 2006, a $151,325 or 7.7% increase. This increase in cash provided was mainly due to a decrease in prepaid expenses and an increase in direct working interest sales during the period in 2007.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $1,303,093 for the period in 2007, compared to $1,926,680 used by investing activities for the same period in 2006, a $623,587 or 32.4% decrease in cash used. This was due to the decrease in drilling during the period, three wells in 2007 while during the period in 2006 we drilled seven wells.

Financing Activities. For the six months ended June 30, 2007, cash used by financing activities was $2,690,094 compared to $773,407 used by financing activities for the same period in 2006, a $1,916,687 or 247.8% increase in cash used. This increase was primarily due to principal payments on our commercial bank line of credit and loan during the period in 2007 when compared to 2006. Also, on January 18, 2007, the Board of Directors declared a cash dividend of $0.05 per share for shareholders of record on February 19, 2007. This dividend was paid March 5, 2007, in the amount of $397,049.05.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production. The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production. Prices have been volatile for the last few years, and we expect that volatility to continue. Monthly average natural gas prices ranged from a low of $6.74 per Mcf to a high of $7.57 per Mcf for the first six months of 2007. We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4. Controls and Procedures

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2007.

No changes occurred in our internal control over financial reporting during the six months ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1 Legal Proceedings

Jessica Rogers and Mary Rogers vs. A. A. Production Services, Inc., MMI Drilling, Royale Energy, Inc., et al., Superior Court of Glenn County, California, No. 07CV00456. On April 11, 2007, Jessica and Mary Rogers filed a wrongful death action against A. A. Production Services, Inc., MMI Drilling, Royale Energy. and other as-yet unnamed defendants. In the complaint, plaintiffs asserted that Christopher Rogers had died as the result of a crane accident while moving pipe for a company who had contracted with a company with whom we had contracted for oil field services.  The matter has been tendered to our insurance company, which has agreed to defend the action.  In addition, we tendered the claim to MMI Drilling, which has also agreed to defend us.  We believe that we have substantial legal and factual defenses and intend to defend the action vigorously.  We have not yet filed an answer to the complaint, but we intend to assert that the entire action is preempted by workers compensation laws, as well as other legal and factual defenses.

Item 1A Risk Factors

There were no changes in the risk factors discussed in our Annual Report on Form 10-K during the first six months of 2007.

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

ROYALE ENERGY, INC.

Date: August 14, 2007	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Date: August 14, 2007	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer

