Form 10-Q
period 2007-09-30
ROYALE ENERGY INC
filed 2007-11-14
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007 Commission File No. 000-22750

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

Large accelerated filer __	Accelerated Filer __	Non-accelerated filer X

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At September 30, 2007, a total of 7,918,659 shares of registrant's common stock were outstanding.

-ii-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$ 3,892,416	$ 7,377,604
Accounts receivable	2,970,838	2,906,290
Prepaid expenses	849,676	2,301,267
Deferred tax asset	195,615	195,615
Inventory	355,014	401,521

Total Current Assets	8,263,559	13,182,297

Investments	6,946	6,946

Oil and Gas Properties at cost, (successful efforts
basis), Equipment and Fixtures	22,615,244	20,525,960

TOTAL ASSETS:	$ 30,885,749	$ 33,715,203

See notes to Financial Statements
-1-

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 8,142,861	$ 7,158,612
Current portion of long-term debt	0	233,045
Deferred revenue from turnkey drilling	5,686,290	5,018,261
Total Current Liabilities	13,829,151	12,409,918

Noncurrent Liabilities
Asset retirement obligation	283,266	273,049
Deferred tax liability	1,022,799	1,673,922
Long-term debt, net of current portion	1,725,000	3,810,000
Total Noncurrent Liabilities	3,031,065	5,756,971

Total Liabilities	16,860,216	18,166,889

Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares, 7,951,746 and 7,951,748 shares issued; 7,918,659 and 7,916,408 shares outstanding, respectively	19,511,963	19,511,963
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 57,416 and 57,416 shares issued and outstanding, respectively	167,979	167,979
Accumulated (Deficit)	(5,499,972)	(3,964,439)

Total paid in capital and accumulated deficit	14,179,970	15,715,503
Less cost of treasury stock, 33,087 and 35,340 shares	(181,012)	(192,052)
Paid in capital, treasury stock	26,575	24,863

Total Stockholders' Equity	14,025,533	15,548,314

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:	$ 30,885,749	$ 33,715,203

See notes to Financial Statements
-2-

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 (Unaudited)	2006 (Unaudited)	2007 (Unaudited)	2006 (Unaudited)
Revenues:
Sale of oil and gas	$ 1,298,165	$ 1,934,972	$ 4,552,179	$ 6,219,887
Turnkey drilling	3,207,261	2,429,087	6,021,892	9,523,901
Supervisory fees and other	271,813	266,756	791,225	878,438

Total Revenues	4,777,239	4,630,815	11,365,296	16,622,226

Costs and Expenses:
General and administrative	1,069,442	1,356,795	3,345,386	3,625,421
Turnkey drilling and development	1,519,535	2,099,967	2,956,819	6,222,225
Lease operating	587,772	634,107	1,970,147	1,796,309
Lease impairment	32,930	13,482	34,894	123,809
Legal and accounting	345,076	100,321	629,480	300,252
Marketing	323,434	330,016	1,080,631	1,197,786
Depreciation, depletion & amortization	1,037,210	1,019,100	2,905,024	2,981,543

Total Costs and Expenses	4,915,399	5,553,788	12,922,381	16,247,345

Loss on Sale of Assets	(0)	0	(44,931)	0
Income (Loss) from Operations	(138,160)	(922,973)	(1,602,016)	374,881

Other Expense:
Interest expense	41,729	144,304	116,435	395,476

Income before Income Tax Expense	(179,889)	(1,067,277)	(1,718,451)	(20,595)
Income Tax Provision (Benefit)	(58,764)	(300,140)	(579,966)	50,498

Net Income (Loss)	$ (121,125)	$ (767,137)	$(1,138,485)	$ (71,093)

Diluted Earnings Per Share	$ (0.02)	$ (0.10)	$ (0.14)	$ (0.01)

Basic Earnings Per Share	$ (0.02)	$ (0.10)	$ (0.14)	$ (0.01)

See notes to Financial Statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,138,485)	$ (71,093)
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, depletion and amortization	2,905,024	2,981,543
Lease impairment	34,894	123,809
(Gain) Loss on Sale of Assets	44,931	0
Bad Debt Expense	0	208,577
Compensation Expense - Stock Grant	12,752	26,105
Accounts receivable	(64,548)	692,537
Prepaid expenses and other assets	1,498,098	960,005
Increase (decrease) in:
Accounts payable and accrued expenses	994,466	(1,361,646)
Deferred revenues - DWI	668,029	(759,555)
Deferred income taxes	(651,123)	(329,096)

Net Cash Provided by Operating Activities	$ 4,304,038	$ 2,471,186

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties and
other capital expenditures	(5,192,002)	(2,108,648)
Proceeds from Sale of Assets	117,870	0

Net Cash (Used) by Investing Activities	(5,074,132)	(2,108,648)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	0	94,367
Payments on long-term debt	(2,318,045)	0
Dividends Paid	(397,049)	0

Net Cash Used by Financing Activities	(2,715,094)	94,367

Net increase (decrease) in cash and cash equivalents	(3,485,188)	456,905

Cash at beginning of period	7,377,604	4,716,772
Cash at end of period	$ 3,892,416	$ 5,173,677

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 141,564	$ 392,349
Cash paid for taxes	$ 571,157	$ 258,949

See notes to financial statements -4-

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The results of operations for the nine month period are not, in management's opinion, indicative of the results to be expected for a full year of operations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Nine Months ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ (1,138,485)	7,917,543	$ (0.14)

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net income available to common stock	$ (1,138,485)	7,917,543	$ (0.14)

	For the Nine Months ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$ (71,093)	7,932,198	$ (0.01)

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net income available to common stock	$ (71,093)	7,932,198	$ (0.01)

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	September 30, 2007	December 31, 2006
Oil and Gas
Producing properties, including drilling costs	$ 31,151,232	$ 27,876,284
Undeveloped properties	3,078,083	1,767,671
Lease and well equipment	7,684,123	7,136,142
	41,913,438	36,780,097
Accumulated depletion, depreciation & amortization	(20,552,115)	(17,745,105)
	21,361,323	19,034,992
Commercial and Other
Real estate, including furniture and fixtures	$ 503,344	$ 503,344
Vehicles	313,460	287,155
Furniture and equipment	1,517,162	1,702,127
	2,333,966	2,492,626
Accumulated depreciation	(1,080,045)	(1,001,658)
	1,253,921	1,490,968

	$ 22,615,244	$ 20,525,960

On April 4, 2005, the Financial Accounting Standards Board posted FSP FAS 19-1, Accounting for Suspended Well Costs, to be effective for reporting periods beginning after April 4, 2005. We have adopted FSP FAS 19-1 effective as of July 1, 2005. The guidance set forth in the FSP requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We performed an evaluation of our capitalized costs and determined that no previously capitalized exploratory well costs pending the determination of proved reserves were required to be expensed or reclassified during the first quarter of 2006 or 2005. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the first nine months of 2007 or 2006. We did not charge any previously capitalized exploratory well costs to expense upon adoption of FSP FAS 19-1.

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

	Nine Months ended September 30,
Beginning balance at January 1	$ 0	$ 0
Additions to capitalized exploratory well costs pending the
determination of proved reserves	2,100,508	1,819,133
Reclassifications to wells, facilities, and equipment based on
the determination of proved reserves	(2,100,508)	(1,819,133)
Ending balance at September 30	$ 0	$ 0

NOTE 4 - STOCK BASED COMPENSATION

Royale Energy has a stock-based employee compensation plan. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) ("SFAS No. 123R"), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company recognized incremental stock-based compensation expense of $0 for the nine months ended September 30, 2007 and 2006, respectively.

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

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157 "Fair Value Measurements", which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on January 1, 2008. We are currently evaluating the impact of adopting SFAS 157 on the financial statements.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the nine months ended September 30, 2007, and 2006:

Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
Period Ended September 30, 2007
Revenues from External Customers	$ 4,552,179	$6,021,892	$10,574,071

Supervisory Fees	$ 631,909	$ -	$ 631,909

Interest Revenue	$ 159,316	$ -	$ 159,316

Interest Expense	$ 58,218	$ 58,217	$ 116,435

Expenditures for Segment Assets	$ 4,315,318	$5,667,145	$ 9,982,463

	Oil and Gas Producing And Exploration	Turnkey Drilling Services	Total
Lease Impairment	$ 17,447	$ 17,447	$ 34,894

Loss on Sale of Assets	$ 22,466	$ 22,465	$ 44,931

Income Tax (Benefit)	$ (289,983)	$ (289,983)	$ (579,966)

Total Assets	$30,885,749	$ -	$30,885,749

Net Income (Loss)	$ (1,539,835)	$ 401,350	$ (1,138,485)

Period Ended September 30, 2006
Revenues from External Customers	$ 6,219,887	$ 9,523,901	$15,743,788

Supervisory Fees	$ 761,265	$ -	$ 761,265

Interest Revenue	$ 117,173	$ -	$ 117,173

Interest Expense	$ 197,738	$ 197,738	$ 395,476

Expenditures for Segment Assets	$ 4,112,456	$ 9,029,537	$13,141,993

Depreciation, Depletion, and Amortization	$ 2,832,466	$ 149,077	$ 2,981,543

Lease Impairment	$ 61,905	$ 61,904	$ 123,809

Income Tax	$ 25,249	$ 25,249	$ 50,498

Total Assets	$ 40,495,283	$ -	$40,495,283

Net Income (Loss)	$ (131,489)	$ 60,396	$ (71,093)

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

Results of Operations

For the first nine months of 2007, we had a net loss of $1,138,485, a $1,067,392 increase from the net loss of $71,093 we had during the first nine months of 2006. The loss resulted from decreases in revenues from both the turnkey drilling and the oil and natural gas production segments of our business. We had a net loss of $121,125 for the third quarter of 2007, a $646,012 improvement from the net loss of $767,137 achieved during the third quarter of 2006. Total revenues for the first nine months in 2007 declined by $5,256,930 (31.6%) to $11,365,296 from the total revenues of $16,622,226 received during the period in 2006. Lower turnkey drilling revenues accounted for 67% of the decrease, and lower oil and natural gas production accounted for 32% of the decrease. Total revenues for the third quarter of 2007 were $4,777,239, a $146,424 or 3.2% increase from the third quarter 2006 revenues of $4,630,815.

In the first nine months of 2007, revenues from oil and gas production decreased by $1,667,708 or 26.8% to $4,552,179 from the 2006 nine months revenues of $6,219,887 mainly due to a decreases in natural gas and oil production. In the third quarter 2007, oil and gas revenue decreased $636,807 or 32.9% from the third quarter 2006 revenues of $1,934,972. The net sales volume of natural gas for the nine months ended September 30, 2007, was approximately 600,579 Mcf with an average price of $6.51 per Mcf, versus 838,475 Mcf with an average price of $6.22 per Mcf for the first nine months of 2006. This represents a decrease in net sales volume of 237,896 Mcf or 28.4%. For the third quarter of 2007, the net sales volume of natural gas decreased 78,856 Mcf, from 269,818 Mcf in the period in 2006 to 190,962 Mcf in 2007 and the average price decreased $0.13 per Mcf. This decrease was partially due to natural declines in production from existing wells and to the sale of a number of underperforming properties at the end of 2006.

The net sales volume for oil and condensate (natural gas liquids) was 10,872 barrels with an average price of $58.87 per barrel for the first nine months of 2007, compared to 16,153 barrels at an average price of $62.20 per barrel for the nine months in 2006. This represents a decrease in net sales volume of 5,281 barrels, or 32.7%. For the third quarter of 2007, production decreased 2,268 barrels, or 42.3% from the same quarter in 2006 and the average price for oil and condensate increased $3.30 per barrel, from $63.73 in 2006 to $67.03 in 2007. These production decreases are mainly due to the natural production declines of existing wells.

Oil and natural gas lease operating expenses increased by $173,838 or 9.7%, to $1,970,147 for the nine months ended September 30, 2007, from $1,796,309 for the nine months in 2006. This increase was mainly due to higher workover costs during the period in 2007 when compared to 2006, as we attempted to increase production on some of our existing wells. For the third quarter 2007, lease operating expenses decreased $46,335 or 7.3% over the same period in 2006.

For the nine months ended September 30, 2007, turnkey drilling revenues decreased $3,502,009 or 36.8% to $6,021,892 from $9,523,901 in the same nine months in 2006. We also had a $3,265,406 or 52.5% decrease in turnkey drilling and development costs to $2,956,819 in 2007 from $6,222,225 in 2006. These decreases were due to fewer wells drilled, five during the period in 2007 while nine wells were drilled during the period in 2006. In the third quarter of 2007, turnkey drilling revenues increased $778,174 or 32%, but the related costs decreased, $580,432, or 27.6% over the same quarter in 2006. Turnkey drilling revenues were higher due to increased direct working interest sales and costs were lower due to decreased drilling during the period in 2007. During the first six months 2007, we processed the permits on several wells in Utah. In the third quarter 2007, we completed and began testing one of these wells and began drilling a second well which should be completed during the fourth quarter 2007. A third Utah well should also be drilled and completed during the fourth quarter 2007.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to expense. Impairment losses of $34,894 and $123,809 were recorded in the first nine months of 2007 and 2006, respectively. These impairments were mainly due to various lease and land costs that were determined to be associated with prospects that are no longer viable. During the period in 2007 we also recorded a loss of $44,931 on the sale of a non-oil and gas asset.

The aggregate of supervisory fees and other income was $791,225 for nine months ended September 30, 2007, a decrease of $87,213 (9.9%) from $878,438 during the period in 2006. This was mainly due to lower supervisory fees during the period in 2007 due to the decrease in drilling. Third quarter supervisory fees and other income increased $5,057 or 1.9% to $271,813 from $266,756 in 2006.

Depreciation, depletion and amortization expense decreased to $2,905,024 from $2,981,543, a decrease of $76,519 (2.6%) for the nine months ended September 30, 2007, as compared to the same period in 2006. This decrease in depletion expense was mainly due to the decrease in our oil and gas assets from our 2006 asset sale and impairments.

General and administrative expenses decreased by $280,035 or 7.7%, from $3,625,421 for the nine months ended September 30, 2006, to $3,345,386 for the period in 2007. Third quarter 2007 general and administrative expenses decreased $287,353 or 21.2% from $1,356,795 in 2006 compared to $1,069,442 in 2007. These decreases were primarily due to a bad debts write-off during the period in 2006 of approximately $208,577 for receivables from direct working interest investors whose expenses on non-producing wells are contractually not collectable. Legal and accounting expense increased to $629,480 for the period, compared to $300,252 for period in 2006, a $329,228 or 110% increase. For the quarter, legal and accounting expenses increased $244,755 or 244% from the previous year. The increase in legal and accounting expense was a result of higher legal fees due to litigation defending property rights during the period. Marketing expense for the nine months ended September 30, 2007, decreased $117,155, or 9.8%, to $1,080,631, compared to $1,197,786 for the period in 2006. For the third quarter, marketing expenses decreased $6,582, or 2%, to $323,434, compared to $330,016 for the same period in 2006. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Interest expense decreased to $116,435 for the nine months ended September 30, 2007, from $395,476 for the same period in 2006, a $279,041, or 70.6% decrease. This decrease was due to principal balance reduction on our line of credit.

For the first nine months in 2007 we had an income tax benefit of $579,966 due to our net operating loss. For the same period in 2006 our income tax expense was $50,498 due to our net operating income for the period.

Capital Resources and Liquidity

At September 30, 2007, Royale Energy had current assets totaling $8,263,559 and current liabilities totaling $13,829,151, a $5,565,592 working capital deficit. We had cash and cash equivalents at September 30, 2007, of $3,892,416 compared to $7,377,604 at December 31, 2006. During the nine months ended September 30, 2007, we repaid approximately $2,318,045 on our commercial bank credit line and loan.

We have a revolving line of credit under a loan agreement with Guaranty Bank, FSB, which is secured by all of our oil and gas properties. At September 30, 2007, we had outstanding indebtedness of $1,725,000, compared to $3,810,000 at December 31, 2006.

Our loan from Guaranty Bank, FSB, secured by our non-oil and gas real estate assets was repaid on March 19, 2007 in the amount of $217,774, compared to outstanding indebtedness of $233,045 at December 31, 2006.

At September 30, 2007, our accounts receivable totaled $2,970,838, compared to $2,906,290 at December 31, 2006, a $64,548 (2.2%) increase, primarily due to receivables from industry members participating in wells we are scheduled to drill. At September 30, 2007, our accounts payable and accrued expenses totaled $8,142,861, an increase of $984,249 or 13.7% from the accounts payable at December 31, 2006, of $7,158,612, mainly due to an increase in our trade accounts payable related to drilling activities at the end of the period in 2007.

We ordinarily fund our operations and cash needs from cash flows generated from operations. We believe that we have sufficient liquidity for the remainder of 2007 and do not foresee any liquidity demands that cannot be met from cash flow or financing activities.

Operating Activities. For the nine months ended September 30, 2007, cash provided by operating activities totaled $4,304,038 compared to $2,471,186 for the same period in 2006, a

$1,832,852 or 74.2% increase. This increase in cash provided was due to a decrease in accounts receivables and an increase in direct working interest sales during the period in 2007.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $5,074,132 for the period in 2007, compared to $2,108,648 used by investing activities for the same period in 2006, a $2,965,484 or 141% increase in cash used. This was mainly due to lower expenditures for undeveloped properties during the period in 2006 due to the allocation of previously capitalized lease and land costs to various wells to be drilled.

Financing Activities. For the nine months ended September 30, 2007, cash used by financing activities was $2,715,094 compared to $94,367 provided by financing activities for the same period in 2006. This difference was primarily due to principal payments on our commercial bank line of credit and loan during the period in 2007 when compared to 2006. Also, on January 18, 2007, the Board of Directors declared a cash dividend of $0.05 per share for shareholders of record on February 19, 2007. This dividend was paid March 5, 2007, in the amount of $397,049.05.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production. The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production. Prices have been volatile for the last few years, and we expect that volatility to continue. Monthly average natural gas prices ranged from a low of $5.92 per Mcf to a high of $7.57 per Mcf for the first nine months of 2007. We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4. Controls and Procedures

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2007.

No changes occurred in our internal control over financial reporting during the nine months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1 Legal Proceedings

There were no material developments during the third quarter of 2007 in any material legal proceedings in which we are involved. See our Form 10-Q for the period ended June 30, 2007.

Item 1A Risk Factors

There were no changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, during the first nine months of 2007.

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

ROYALE ENERGY, INC.

Date: November 14, 2007	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Date: November 14, 2007	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer

