Form 10-K
period 2007-12-31
ROYALE ENERGY INC
filed 2008-04-01
CIK 864839

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007	Commission File No. 0-22750

ROYALE ENERGY, INC.

(Name of registrant in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500

San Diego, CA 92108

(Address of principal executive offices)

Issuer's telephone number: 619-881-2800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐; No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐; No ☒

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ ; No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐; No ☒

At June 30, 2007, the end of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity held by non-affiliates was $18,205,889.

At December 31, 2007, 7,918,659 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The issuer’s proxy statement for its annual meeting of stockholders, to be filed within 120 days after December 31, 2007, will contain the information required by Part III, Items 10, 11, 12, 13 and 14, which information is hereby incorporated by reference into this Form 10-K.

TABLE OF CONTENTS

Part I		1
Item 1	Description of Business	1
	Plan of Business	2
	Competition, Markets and Regulation	4
Item 1A	Risk Factors	5
Item 2	Description of Property	10
	Northern California	11
	Developed and Undeveloped Leasehold Acreage	11
	Drilling Activities	11
	Production	12
	Net Proved Oil and Natural Gas Reserves	12
Item 3	Legal Proceedings	13
Item 4	Submission of Matters to a Vote of Security Holders	13

Part II		13
Item 5	Market for Common Equity and Related Stockholder Matters	13
	Dividends	13
	Recent Sales of Unregistered Securities	14
	Performance Graph	14
Item 6	Selected Financial Data	15
Item 7	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	15
	Critical Accounting Policies	15
	Results of Operations for the Twelve Months Ended December 31,
	2007, as Compared to the Twelve Months Ended December 31, 2006	17
	Results of Operations for the Twelve Months Ended December 31,
	2006, as Compared to the Twelve Months Ended December 31, 2005	20
	Capital Resources and Liquidity	23
	Changes in Reserve Estimates	25
Item 7A	Qualitative and Quantitative Disclosures about Market Risk	27
Item 8	Financial Statements	27
Item 9	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	28
Item 9A	Controls and Procedures	28
	Disclosure Controls	28
	Management Report on Internal Control Over Financial Reporting	28
	Changes in Internal Control Over Financial Reporting	29
	Limitations on Effectiveness of Controls	29

Part III		30
Item 10	Directors and Executive Officers of the Registrant	30
Item 11	Executive Compensation	30
Item 12	Security Ownership of Certain Beneficial Owners and Management	30
Item 13	Certain Relationships and Related Transactions	30
Item 14	Principal Accountant Fees and Services	30
Item 15	Exhibits and Financial Statements	30

Signatures	30

Financial Statements	F-1

ii

ROYALE ENERGY, INC.

PART I

Item 1	Description of Business

Royale Energy, Inc. ("Royale Energy") is an independent oil and natural gas producer. Royale Energy's principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale Energy. Royale Energy was incorporated in California in 1986 and began operations in 1988. Royale Energy's common stock is traded on the Nasdaq National Market System (symbol ROYL). On December 31, 2007, Royale Energy had 24 full time employees.

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

During its fiscal year ended December 31, 2007, Royale Energy continued to explore and develop natural gas properties in northern California and Utah. We also own proved developed producing reserves of oil and natural gas in Texas and Louisiana. Royale Energy drilled seven wells in 2007, four of which are currently commercially productive wells, and two are being tested. Royale Energy's estimated total reserves decreased from approximately 8.5 Bcfe (billion cubic feet equivalent) at December 31, 2006 to approximately 4.0 Bcfe at December 31, 2007. According to the reserve report furnished to Royale Energy by Netherland, Sewell & Associates, Inc., Royale Energy's independent petroleum engineers, the net reserve value of its proved developed and undeveloped reserves was approximately $19.9 million at December 31, 2007, based on natural gas prices ranging from $3.83 per Mcf to $7.77 per Mcf. Of course, net reserve value does not represent the fair market value of our reserves on that date, and we cannot be sure what return we will eventually receive on our reserves. Net reserve value of proved developed and undeveloped reserves was calculated by subtracting estimated future development costs, future production costs and other operating expenses from estimated net future cash flows from our developed and undeveloped reserves.

Our standardized measure of discounted future net cash flows at December 31, 2007, was estimated to be $10,644,882. This figure was calculated by subtracting our estimated future income, tax expense from the net reserve value of proved and undeveloped reserves, and by further applying a 10% annual discount for estimated timing of cash flows. A detailed calculation of our standardized measure of discounted future net cash flow is contained in

Supplemental Information About Oil and Gas Producing Activities – Changes in Standardized Measure of Discounted Future Net Cash Flow from Proved Reserve Quantities, page F-31.

Royale Energy reported gross revenues in connection with the drilling of wells on a "turnkey contract" basis, or sales of fractional interests in undeveloped wells, in the amount of $9,408,103 for the year ended December 31, 2007, which represents 57% of its total revenues for the year. In 2006, Royale Energy reported $15,711,550 gross revenues from turnkey drilling operations for the year, representing 63% of Royale Energy's total revenues for that year.

These amounts are offset by drilling expenses and development costs of $4,977,811 in 2007, and $9,628,394 in 2006. In addition to Royale Energy's own geological, land, and engineering staff, Royale Energy hires independent contractors to drill, test, complete and equip the wells that it drills.

Approximately 37% of Royale Energy's total revenue for the year ended December 31, 2007 came from sales of oil and natural gas from production of its wells in the amount of $6,110,092. In 2006, this amount was $7,965,633, which represented 32% of Royale Energy's total revenues.

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

Royale Energy generally operates the wells it completes. As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements. For the year ended December 31, 2007, Royale Energy earned gross revenues from operation of the wells in the amount of $400,897, representing 2.4% of its total revenues on a consolidated basis for that year. In 2006, the amount was $484,615, which represented about 1.9% of total revenues. At December 31, 2007, Royale Energy operated 54 natural gas wells in California. Royale also owns an interest and operates two natural gas wells in Utah and has non-operating interests in 17 oil and gas wells in Texas, three in Oklahoma, two in California, and two in Louisiana.

Royale Energy currently sells most of its California natural gas production through PG&E pipelines to independent customers on a monthly contract basis, while some gas is delivered through privately owned pipelines to independent customers. Generally we sell an entire month’s production to the highest bidder. Because many users are willing to make such purchase arrangements, the loss of any one customer would not affect our overall sales operations.

All oil and natural gas properties are depleting assets in which production naturally decreases over time as the finite amount of existing reserves are produced and sold. It is Royale Energy’s business as an oil and natural gas exploration and production company to continually search for new development properties. The company’s success will ultimately depend on its ability to continue locating and developing new oil and natural gas resources.

Natural gas demand and the prices paid for gas are seasonal. In recent years, natural gas demand and prices in Northern California have fluctuated unpredictably throughout the year.

Royale Energy had no subsidiaries in 2007.

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

Profit Depends on the Marketability of Production.

The marketability of our natural gas production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. Most of our natural gas is delivered through natural gas gathering systems and natural gas pipelines that we do not own. Federal, state and local regulation of oil and gas production and transportation, tax and energy policies, and/or changes in supply and demand and general economic conditions could adversely affect our ability to produce and market its oil and gas. Any dramatic change in market factors could have a material adverse effect on our financial condition and results of operations.

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

The Hosmer Family Exerts Significant Influence Over Stockholder Matters.

The control positions held by members of the Hosmer family may discourage others from making bids to buy Royale Energy or change its management without their consent. Donald H. Hosmer is the president of the company. Stephen M. Hosmer is executive vice president and chief financial officer. Harry E. Hosmer is the chairman of the board. Together, they make up three of the eight members of our board of directors. At December 31, 2007, these individuals owned or controlled the following amounts of Royale Energy common stock, including shares they had the right to acquire on the exercise of outstanding stock options:

Name	Number of Shares	Percent*
Donald H. Hosmer	892,159	11.27%
Stephen M. Hosmer	1,167,287	14.74%
Harry E. Hosmer	750.297	9.48%
Total	2,809,743	35.48%

* Based on total of 7,918,659 outstanding shares on December 31, 2007.

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

Since 1993, Royale Energy has concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern and Central California. In 2007, Royale Energy drilled four wells in northern and central California, three of which were commercially productive wells and are currently producing. We also drilled three wells in Utah, one of which is commercially productive and two others are being tested, but due to weather conditions in the Rockies, full results have been delayed.

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

Royale Energy maintains a revolving credit agreement with Guaranty Bank, FSB. Under the terms of the agreement, from time to time, Royale Energy may borrow, repay, and reborrow money from Guaranty Bank with a total credit line of $15,000,000. The maximum allowable amount of each credit request is governed by a formula in the agreement. The maximum allowable amount at December 31, 2007, was $5,375,974. At December 31, 2007, Royale Energy owed $5,175,974 under this credit line. Royale uses advances under this credit line to finance lease acquisition operations and for temporary working capital. Following is a discussion of Royale Energy's significant oil and natural gas properties. Reserves at December 31, 2007, for each property discussed below, have been determined by Netherland, Sewell &

Associates, Inc., registered professional petroleum engineers, in accordance with its report submitted to Royale Energy on February 7, 2008.

Northern California

Royale Energy owns lease interests in ten gas fields with locations ranging from Tehama County in the north to Kern County in the south, in the Sacramento and San Joaquin Basins in California. At December 31, 2007, Royale operated 54 wells in California with estimated total proven, developed, and undeveloped reserves at approximately 3.0 bcf, according to Royale’s independently prepared reserve report as of December 31, 2007.

Developed and Undeveloped Leasehold Acreage

As of December 31, 2007, Royale Energy owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	15,585.58	9,092.28	4,513.64	3,511.27
All Other States	10,986.21	3,807.58	30,431.13	15,559.59
Total	26,571.79	12,899.86	34,944.77	19,070.86

Drilling Activities

The following table sets forth Royale Energy's drilling activities during the years ended December 31, 2005, 2006 and 2007. All wells are located in the Continental U.S., in California, Texas, Louisiana and Utah.

Year	Type of Well(a)		Gross Wells(b)		Net Wells(c)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)

2005	Exploratory	6	3	3.7633		1.4791
	Developmental	9	6	3	1.4440	.8148

2006	Exploratory	6	3	3.3292		1.0801
	Developmental	10	7	3	2.5921	1.3837

2007	Exploratory	4	4	0	1.8424	0
	Developmental	3	2	1.6007		.4613

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

	2007	2006	2005
Net volume
Oil (Bbl)	14,088	21,325	16,558
Gas (Mcf)	791,195	1,074,573	1,384,860
Mcfe	932,075	1,287,823	1,550,440

Average sales price
Oil (Bbl)	$65.02	$60.34	$ 51.95
Gas (Mcf)	$6.56	$6.21	$ 7.48

Net production costs and taxes	$2,116,977	$1,968,269	$2,751,441

Lifting costs (per Mcfe)	$2.27	$1.53	$ 1.77

Net Proved Oil and Natural Gas Reserves

As of December 31, 2007, Royale Energy had proved developed reserves of 3,414 MMcf and total proved reserves of 3,772 MMcf of natural gas on all of the properties Royale Energy leases. For the same period, Royale Energy also had proved developed oil reserves of 24 Mbbl and total proved oil reserves of 24 Mbbl.

Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data.

Item 3	Legal Proceedings

Pioneer Exploration Ltd v. Royale Energy, No. 56969, Superior Court of Tehama County, California. On February 15, 2006, Pioneer Exploration, Ltd., filed suit against Royale Energy for declaratory relief and money damages related to certain properties covered by a joint operating agreement between the plaintiff and Royale Energy. The dispute stems from the assignment of interest from Blue Star Resources to Pioneer Exploration Ltd, and the resulting rights of Pioneer under the operating agreement. Pioneer alleges that Royale did not have the right to directionally drill a well in which Pioneer was a participant, and that Pioneer should have an interest in the drilling of one other well. The lawsuit also includes disputes over the manner in which Royale charges for operation of wells. The Company denies the allegation and will vigorously defend itself against these claims to the fullest extent possible.

Item 4	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5	Market for Common Equity and Related Stockholder Matters

Since 1997 Royale Energy's Common Stock has been traded on the Nasdaq National Market System under the symbol "ROYL." As of December 31, 2007, 7,918,659 shares of Royale Energy's Common Stock were held by approximately 2.990 stockholders. The following table reflects high and low quarterly closing sales prices from January 2006 through December 2007. Share prices in this table have been adjusted to give effect to the issuance of stock dividends in 2003, 2004 and 2005, and a stock split in 2004, as described in the next subsection, Dividends.

	1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
	High	Low	High	Low	High	Low	High	Low
2007	3.94	3.24	4.30	3.14	4.19	3.20	3.87	2.33
2006	7.23	5.55	6.93	4.95	5.66	3.86	4.92	3.50

Dividends

On January 18, 2007 the Board of Directors authorized the issuance of a cash dividend of $0.05 per share for shareholders of record on February 19, 2007. The dividend was paid March 5, 2007 in the amount of $397,049. In 2006 and 2005 we paid no cash or stock dividends. In

March 2004, the board of directors declared a 28% stock split issued in the form of a stock dividend, which was distributed to stockholders on June 30, 2004. In March 2003, Royale Energy’s board of directors declared stock dividends of 3.75% payable to stockholders of record on each of the last days June, September and December 2003 and March 2004.

Recent Sales of Unregistered Securities

In June 2005, Royale Energy awarded shares of restricted common stock to certain of its employees pursuant to an incentive compensation plan. A total of 2,253, 4,612 and 6,048 shares of vested restricted common stock were issued in 2007, 2006 and 2005, respectively. The stock issued pursuant to the plan was issued in reliance on the exemption from registrations requirements of the Securities Act of 1933 contained in Section 4(2) thereof. Royale Energy issued no other equity securities in 2007.

Performance Graph

The following stock price performance graph is included in accordance with the SEC’s executive compensation disclosure rules and is intended to allow stockholders to review Royale Energy’s executive compensation policies in light of corresponding stockholder returns, expressed in terms of the appreciation of Royale Energy’s common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares total return on $100 value of Royale Energy’s common stock on December 31, 2002, with the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and the Dow Jones U.S. Exploration and Production Index from December 31, 2002 through December 31, 2007. The Royale Energy performance figures assume retention of stock dividends in 2003 and 2004 and a stock split issued in the form of a stock dividend in 2004.

	2002	2003	2004	2005	2006	2007
Royale Energy, Inc.	100	270	213	188	102	83
S & P Composite 500 Stock Index	100	129	143	150	173	183
DJ US Exploration and Production Index	100	131	186	307	324	465

Item 6	Selected Financial Data

	(In thousands, except earnings per share data) As of December 31,
	2007	2006	2005	2004	2003
Income Statement Data:
Revenues	$16,557	$ 24,896	$ 25,643	$ 25,944	$ 23,265
Operating Income (Loss)	(3,885)	(3,189)	2,257	3,772	6,854
Net Income (Loss)	(2,779)	(2,650)	1,186	2,193	4,401
Basic Earnings Per Share	(0.35)	(0.33)	0.15	0.32	0.72

Balance Sheet Data:
Oil & Gas Properties, Equipment & Fixtures	$ 23,390	$ 20,526	$ 31,221	$ 26,137	$ 22,904
Total Assets	32,571	33,715	43,043	42,549	35,671
Long Term Obligations	6,159	5,757	10,768	10,382	7,614
Total Stockholders’ Equity	12,385	15,548	18,318	17,189	15,269

Item 7              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Royale Energy’s Financial Statements and Notes thereto and other financial information relating to Royale Energy included elsewhere in this document.

For the past fourteen years, Royale Energy has primarily acquired and developed producing and non-producing natural gas properties in California. In 2004, Royale Energy began developing leases in Utah. The most significant factors affecting the results of operations are (i) changes in oil and natural gas production levels and reserves, (ii) recording of turnkey drilling revenues and the associated drilling expense, and (iii) the change in commodities price of natural gas and oil reserves owned by Royale Energy.

Critical Accounting Policies

Revenue Recognition

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

Royale Energy derives DWI revenue from sales of working interests to high net worth individuals. The DWI revenue is divided into payments for pre-drilling costs and for drilling costs. DWI investments are non-refundable. Royale Energy recognizes the pre-drilling revenue portion when the investor deposits money with Royale Energy. The company holds the remaining investment in trust as deferred revenue until drilling is complete. Occasionally, drilling is delayed due to the permitting process, or drilling rig availability. At December 31, 2007 and 2006, Royale Energy had deferred drilling revenue of $3,947,097 and $5,018,261, respectively.

The primary business segment is oil and gas production. Northern and central California account for approximately 93% of the company’s successful natural gas production. Natural gas flows from the wells into gathering line systems, which are equipped occasionally with compressor systems, which in turn flow into metered transportation and customer pipelines. Monthly, price data and daily production are used to invoice customers for amounts due to Royale Energy and other working interest owners. Royale Energy operates virtually all of its own wells and receives industry standard operator fees.

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

Impairment Of Assets

Producing property costs are evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to Statement of Financial Accounting Standard 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Impairment of non-producing leasehold costs and undeveloped mineral and royalty interests are assessed periodically on a property-by-property basis and any impairment in value is charged to expense. We periodically review for impairment of proved properties on a field-by-field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value. We determine if impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. We regard impairment costs of undeveloped properties as a component of our turnkey drilling overhead, since impairment costs amount to a write-down of previously acquired property inventory that we were unable to successfully develop as part of our turnkey drilling program.

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

Results of Operations for the Twelve Months Ended December 31, 2007, as Compared to the Twelve Months Ended December 31, 2006

For the year ended December 31, 2007, we had a net loss of $2,779,207 compared to the net loss of $2,649,701 achieved during 2006. A major component of the loss was an impairment of $2,106,670 due to a decrease in reserve values at year end 2007. The loss also resulted from decreases in revenues from both the turnkey drilling and the oil and natural gas production segments of our business.

Total revenues from operations for the year in 2007 were $16,557,399, a decrease of $8,338,644, or 33.5%, from the total revenues of $24,896,043 in 2006. In 2007 our natural gas revenues decreased due to lower natural gas and oil production and our turnkey drilling revenues declined due to a decrease in the number of wells drilled. Lower oil and natural gas production accounted for 22% of the decrease, and lower turnkey drilling revenues accounted for 76% of the decrease.

In 2007, revenues from oil and gas production decreased by 23.3% to $6,110,092 from $7,965,633 in 2006, due to a decrease in natural gas and oil production. The net sales volume of natural gas for the year ended December 31, 2007, was approximately 791,195 Mcf with an average price of $6.56 per Mcf, versus 1,074,573 Mcf with an average price of $6.21 per Mcf for 2006. This represents a decrease in net sales volume of 283,378 Mcf or 26.4%. This decrease in production was due to a natural decline in production from existing oil and gas wells and to the sale of a number of underperforming properties at the end of 2006. The net sales volume for oil and condensate (natural gas liquids) production was approximately 14,088 barrels with an average price of $65.02 per barrel for the year ended December 31, 2007, compared to 21,325 barrels at an average price of $60.34 per barrel for the year in 2006. This represents a decrease in net sales volume of 7,237 barrels, or 33.9%.

Oil and gas lease operating expenses increased by $148,708, or 7.6%, to $2,116,977 for the year ended December 31, 2007, from $1,968,269 for the year in 2006. This increase was mainly due to higher workover costs during the period in 2007 when compared to 2006, as we attempted to increase production on some of our existing wells. When measuring lease operating costs on a production or lifting cost basis, in 2007, the $2,116,977 equates to a $2.27 per mcfe lifting cost versus a $1.53 per mcfe lifting cost in 2006, a 48.4% increase.

For the year ended December 31, 2007, turnkey drilling revenues decreased $6,303,447 to $9,408,103 in 2007 from $15,711,550 in 2006, or 40.1%. We also had a $4,650,583 or 48.3% decrease in turnkey drilling and development costs to $4,977,811 in 2007 from $9,628,394 in 2006. These decreases were mainly due to fewer wells drilled, seven during the year in 2007 while sixteen wells were drilled during the year in 2006, as we focused our efforts into developing the Utah property. We drilled four exploratory wells and three developmental wells in 2007 versus six exploratory wells and ten developmental wells in 2006. Exploratory wells tend to be more expensive due to new lease, geological and geophysical and facility costs. Our gross margins, or profits, on drilling depend on our ability to accurately estimate the costs associated with the development of projects in which we sell working interests and to acquire viable properties that can be successfully developed. Costs associated with contract drilling depend on location, well depth, weather, and availability of drilling contractors and equipment. Our gross margin on drilling was 47.1% and 38.7% for the years ended December 31, 2007 and 2006, respectively. Gross margin is calculated as the difference between turnkey drilling revenue and turnkey drilling expense. However, management believes that a portion of its impairment losses should also be considered as a cost of drilling in determining the profitability of this segment, because impairment costs are incurred in the selection of higher quality prospects for ultimate development.

Impairment losses of $2,106,670 and $6,191,417 were recorded in 2007 and 2006, respectively. In 2007 and 2006, we recorded impairments in fields where year end reserve values no longer supported the net book values of wells in those fields. In 2007, the majority of this impairment,

$1,248,843, was recorded in our Bowerbank field in California, where various recently drilled wells had significantly lower proved undeveloped reserves than originally estimated. The Afton field in California was impaired for $389,946 mainly on acquired wells which ceased producing due to their natural declines and had lower reserves than originally estimated. Our Texas and Gulf Coast fields were impaired $283,371 due to wells in these areas which had lower production and reserves than originally estimated. Our Elkhorn Slough field was impaired for $148,734 due to lower proved undeveloped reserves than originally estimated. In 2006, the primary focus of this impairment, $4,068,843, was recorded for our wells in the Texas and Gulf Coast fields. There were several wells in this area that had been drilled in the last few years which had significantly lower production and reserves than originally estimated. The Bowerbank field in California was impaired for $1,331,093 mainly for older wells which ceased producing due to their natural declines. Our Cache Creek field was impaired for its remaining value of $399,269 due to the drilling of the North Crossroads 6-34 which proved unsuccessful. The Willows field was also impaired for $255,109 due to the drilling of the North Willows 3 which although successful had lower reserves than originally estimated.

We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges where doubtful. The Company does not attempt collection from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue. As a result of that review in 2007 and 2006, we established an allowance of $546,874 and $567,000, respectively, for receivables from these Direct Working Interest owners.

The aggregate of supervisory fees and other income was $1,039,204 for the year ended December 31, 2007, a decrease of $179,656 (14.7%) from $1,218,860 during the year in 2006. This decrease was the result of several factors including the decrease in the number of wells operated due to the sale of properties in 2006, the decrease in drilling and the decrease in cost recovery received for use of facilities constructed and placed into service during prior periods as a result of lower production levels. Supervisory fees are charged in accordance with the Council for Petroleum Accountants Societies (COPAS) policy for reimbursement of expenses associated with the joint accounting for billing, revenue disbursement, and payment of taxes and royalties. These charges are reevaluated each year and adjusted up or down as deemed appropriate by a published report to the industry by Ernst & Young, LLP, Public Accountants. Supervisory fees decreased $83,718 or 17.3%, to $400,897 in 2007 from $484,615 in 2006.

Depreciation, depletion and amortization expense decreased to $3,585,682 from $5,833,904 a decrease of $2,248,222 (38.5%) for the year ended December 31, 2007, as compared to 2006. The depletion rate is calculated using production as a percentage of reserves. This decrease in depletion expense was mainly due to the decrease in our oil and gas assets from our 2006 asset sale and impairments.

We also reevaluated our inventory of capitalized geological lease and land costs, in order to write off those prospects that may be no longer viable. As a result, $423,459 of previously capitalized costs were written off and recorded as geological and geophysical expense during 2007, compared with $400,306 written off in 2006, a $23,153 or 5.8% increase. This expense is directly attributable to the selection and prioritization of the quality of the company’s drilling prospects.

General and administrative expenses decreased by $416,450 or 8.1%, from $5,129,074 for the year ended December 31, 2006 to $4,712,624 for the year in 2007. This decrease was primarily due to a bad debts write-off in 2006 of approximately $582,204, compared to $262,532 in 2007, for receivables from direct working interest investors whose expenses on non-producing wells are contractually not collectable. Legal and accounting expense increased to $928,628 for the year, compared to $397,575 for year 2006, a $531,053 or 133.6% increase. This increase was due to higher legal fees due to litigation defending property rights during 2007.

Marketing expense for the year ended December 31, 2007 decreased $343,792 or 19.1%, to $1,455,296, compared to $1,799,088 for the year in 2006. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

During 2007 we sold our interests in two non oil and gas assets resulting in a loss on sale of $135,396. In November 2006 we sold 19 of our producing Sacramento Basin wells and support facilities for $4,510,000, resulting in a gain on sale of $3,263,368.

During 2007 interest expense decreased to $152,547 from $523,139 in 2006, a $370,592 or 70.8% decrease. This decrease was due to principal balance reduction on our line of credit and to the decrease in the interest rate charged to the company, which went from 8.75% at December 31, 2006, to 7.75% at December 31, 2007.

In 2007 we had an income tax benefit of $1,258,484 mainly due to our net loss before taxes of $4,037,691. In 2006 we also had an income tax benefit of $1,062,054 also due to our net loss before taxes of $3,711,755 and the utilization of our depletion carryforwards. The use of percentage depletion created from the current operations, and from utilization of unused percentage depletion carryforwards, results in an effective tax rate less than the normal federal rate of 35% plus the relevant state rates (mostly California, 9.3%).

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

Total revenues from operations for the year in 2006 were $24,896,043, a decrease of $747,335 or 2.9%, from the total revenues of $25,643,378 in 2005. In 2006 our natural gas revenues decreased due to lower natural gas production and prices, but this decrease was largely offset by increased turnkey drilling revenues. In addition to operating revenue, we realized a one time gain of $3.3 million from the sale of a number of wells in the Sacramento Basin. We sold these properties to reduce overall cost of operation and realign cash toward higher potential drilling opportunities.

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

We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges where doubtful. The Company does not attempt collection from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue. As a result of that review in 2006 and 2005, we established an allowance of $567,000 and $401,691, respectively, for receivables from these Direct Working Interest owners.

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

We also reevaluated our inventory of capitalized geological lease and land costs, in order to write off those prospects that may be no longer viable. As a result, $400,306 of previously capitalized costs were written off and recorded as geological and geophysical expense during 2006, compared with $381,790 written off in 2005, an $18,516 or 4.9% increase. This expense is directly attributable to the selection and prioritization of the quality of the company’s drilling prospects.

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

Capital Resources and Liquidity

At December 31, 2007, Royale Energy had current assets totaling $9,174,687 and current liabilities totaling $14,021,131, a $4,846,444 working capital deficit. We had cash and cash equivalents at December 31, 2007 of $3,848,968 compared to $7,377,604 at December 31, 2006.

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

We ordinarily fund our operations and cash needs from cash flows generated from operations. During the fourth quarter of each year, we receive a large percentage of the revenue generated by our sales of working interests to third parties, as individual high net worth investors make investments according to their own year-end financial planning. We also incur a large percentage of our costs for drilling activities in the third and fourth quarters of each year. We believe that we have sufficient liquidity for 2007 and do not foresee any liquidity demands that cannot be met from cash flow from operations.

At the end of 2007, our accounts receivable totaled $4,090,341 compared to $2,906,290 at December 31, 2006, a $1,184,051 or 40.7% increase, primarily due to receivables from industry members participating in wells we drilled at the end of 2007. At December 31, 2007, our accounts payable and accrued expenses totaled $10,080,034, an increase of $2,921,422 or 40.8% over the accounts payable at the end of 2006 of $7,158,612. This increase was primarily due to drilling and completion of two Utah wells, and the workover of a California well at year end in 2007.

Occasionally we borrow from banks, using our oil and gas properties as security. In 2007, we drew approximately $1,132,929 net, in order to meet our drilling schedule. In 2006, we made net principal repayments of approximately $2,590,000 on our credit line, mainly due to the oil and gas asset sale at the end of the year.

We have a revolving line of credit under a loan agreement with Guaranty Bank, FSB, which is secured by all of our oil and gas properties. At December 31, 2007, we had outstanding indebtedness of $5,175,974. Unused available credit from this revolving line of credit totaled approximately $200,000 at December 31, 2007. At December 31, 2006, we had outstanding indebtedness of $3,810,000 with unused available credit of approximately $10,974. The loan agreement also contains certain restrictive covenants, including the prohibition of payment of dividends on our stock (other than dividends paid in stock). The loan agreement contained covenants that, among other things, we must:

•	Maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization to debt service requirements of at least 1.25 to 1.00;
•	Maintain a ratio of bank determined current assets to bank determined current liabilities of at least 1.00 to 1.00; and
•	Maintain a tangible net worth as of the close of each fiscal quarter of at least $8,188,000 as of September 30, 2002, plus 50% of positive quarterly net income thereafter.

At December 31, 2006, Royale Energy was in compliance with its loan covenants. The Company obtained a waiver of 60 days valid through May 27, 2008, from the terms of the loan agreement at December 31, 2007.

During 2004 we obtained a new loan from Guaranty Bank, FSB for $1,000,000, which was secured by our non-oil and gas real estate assets, which was primarily used to fund operations. In 2005, portion of the real estate was subsequently sold during the year resulting in an additional $175,000 principal payment. At December 31, 2006, we had outstanding indebtedness of $233,045 on this loan. The principal balance of this loan was repaid in March 2007.

We do not engage in hedging activities or use derivative instruments to manage market risks.

The following schedule summarizes our known contractual cash obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total Obligations	2008	2009-2010	2011-2012	Beyond
Office lease	$2,915,872	$348,689	$728,412	$772,157	$1,066,614
Long-term debt	5,175,974	-	5,175,974	-	-
Total	$8,091,846	$348,689	$5,904,386	$772,157	$1,066,614

Operating Activities. For the year ended December 31, 2007, cash provided by operating activities totaled $4,427,012 compared to $3,406,393 provided by operating activities for the same period in 2006, a $1,020,619 or 30% increase, mainly due to our increase in accounts payable and accrued expenses from drilling. Cash provided by operating activities for 2006 decreased $2,989,049 or 46.7% as compared to $6,395,442 for the year ended December 31, 2005 mainly due to our net loss from operations.

Investing Activities. Net cash used by investing activities netted to $8,691,528 for the year in 2007, which included $8,835,180, used mainly for oil and gas capital expenditures, along with proceeds from our non oil and gas assets sale of $143,652. In 2006, net cash provided by investing netted to $1,932,738 which included $3,091,316 used for oil and gas and other capital expenditures along with proceeds from our oil and gas asset sales of $5,024,054. Net cash used by investing activities in 2005 were $9,888,809 due mainly to normal oil and gas capital expenditures.

Financing Activities. For the year ended December 31, 2007 cash provided by financing activities was $735,880 compared to $2,678,299 used by financing activities in 2006. This difference was primarily due to an increase in net borrowings on our commercial bank line of credit during the period in 2007. Also, in January 2007, the Board of Directors declared a cash dividend of $0.05 per share for shareholders of record on February 19, 2007. This dividend was paid March 5, 2007, in the amount of $397,049. In 2005, cash provided by financing activities was $583,094. The difference in cash between 2006 and 2005 was primarily due to net principal loan repayments during 2006 due to the asset sale.

Changes in Reserve Estimates

In 2007, our estimated proved developed and undeveloped reserve quantities were revised downward by approximately 4.05 million cubic feet of natural gas. See, Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-30. During 2007, it was discovered that two producing wells had lower than previously estimated proved producing gas reserves, resulting in a reduction of proved developed producing gas reserves. There were also reductions on two additional producing wells that had lower than previously estimated proved non-producing reserves. Also during 2007, four prospects that had been previously estimated to contain proved undeveloped gas reserve were re-evaluated and found to have lower than expected reserves and as a result were not drilled. Three other prospects that had been previously estimated to contain proved undeveloped gas reserve are still being evaluated and pending final results expected reserves were reduced. One other prospect with proved undeveloped reserves were drilled and resulted in proved reserves less than prior estimates. The revisions of previous estimates attributable to these wells accounted for approximately 98% of the net downward revisions of previous gas reserve estimates.

The following table summarizes the major reasons for reserve reductions in 2007.

Gas
Two existing wells with lower estimated proved producing reserves	(385,846)
Two existing wells with lower estimated proved non-producing reserves	(494,000)
Reduction of PUD due to four undrilled wells	(1,716,000)
Reduction of PUD due to three undrilled wells pending evaluation	(1,166,000)
Reduction of PUD based on drilling results	(218,368)
Total	(3,980,214)

In 2006, our estimated proved developed and undeveloped reserve quantities were revised downward by approximately 1.02 million cubic feet of natural gas and 34,000 barrels of oil. See, Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-30. During 2006, it was discovered that four producing wells had lower than previously estimated non-producing gas reserves, resulting in a reduction of proved developed non-producing gas reserves. Also during 2006, two prospects that had been previously estimated to contain proved undeveloped gas reserve were re-evaluated and found to have lower than expected reserves and as a result were not drilled. One other prospect with proved undeveloped reserves was drilled and resulted in proved reserves less than prior estimates. The revisions of previous estimates attributable to these wells accounted for approximately 99% of the net downward revisions of previous gas reserve estimates.

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

Royale Energy is exposed to market risk from changes in commodity prices and in interest rates. In 2007, we sold a majority of our natural gas at the daily market rate through the Pacific Gas & Electric pipeline. In 2007, our natural gas revenues were approximately $5.2 million with an average price of $6.56 per MCF. At current production levels, a 10% per MCF increase or decrease in our average price received could potentially increase or decrease our natural gas revenues by approximately $520,000. At our current production levels of oil and natural gas condensate, a 10% increase or decrease in our average price per barrel could potentially increase or decrease our oil and natural gas revenues by approximately $100,000. We currently do not sell any of our natural gas or oil through hedging contracts.

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

Item 9              Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

There are no disagreements with Accountants on Accounting and Financial Disclosure.

During the year, our auditors, Sprouse & Anderson, LLP, merged with the firm of Padgett, Stratemann & Co., LLP. At the time of the merger, our audit committee approved a mutual agreement with our independent auditor to terminate Sprouse & Anderson’s engagement as our independent auditor and to engage their successor firm, Padgett, Stratemann & Co., LLP as our new auditor. We expect to maintain a continuity of auditing experience and personnel.

At the time of terminating the audit engagement, there were no disagreements between us and Sprouse & Anderson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Sprouse & Anderson’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report. Sprouse & Anderson reported on our financial statements for the fiscal years from 2004 through 2006.

The auditor’s reports on our financial statements during the two most recent fiscal years contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles.

Item 9A	Controls and Procedures

Disclosure Controls

Disclosure controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are designed to insure that the information required to be filed is accumulated and communicated to our management in a manner designed to enable them to make timely decisions regarding required disclosure.

Our chief executive officer, Donald H. Hosmer, and chief financial officer, Stephen M. Hosmer, evaluated the effectiveness or our disclosure controls and procedures as of the end of the 2007 fiscal year. Based on their evaluation, they concluded that our disclosure controls are effective as of December 31, 2007.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2007, which was the end of our fiscal year. Management based its assessment on criteria established in the SEC Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The guidance sets forth an approach by which management can conduct a top-down, risk-based evaluation of internal control over financial reporting. Management’s assessment included an evaluation of risks to reliable financial reporting, whether controls exist to address those risks and evaluated evidence about the operation of the controls included in the evaluation based on its assessment of risk.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report. Our independent registered public accounting firm, Padgett Stratemann & Co. LLP, audited our consolidated financial statements, and will be required to independently assess the effectiveness of our internal control over financial reporting as of December 31, 2008.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or internal controls over financial reporting will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Any control system contains limitations imposed by resources and relevant cost considerations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been addressed. These inherent limitations include the realities that judgments can be faulty and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. Our control system design is also based on assumptions about the likelihood of future events, and we cannot be sure that we have considered all possible future circumstances and events.

PART III

Item 10	Directors and Executive Officers of the Registrant

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2007.

Item 11	Executive Compensation

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2007.

Item 12	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2007.

Item 13	Certain Relationships and Related Transactions

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2007.

Item 14	Principal Accountant Fees and Services

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2007.

Item 15	Exhibits and Financial Statement Schedules

1.	Financial Statements. See Index to Financial Statements, page F-1

2.            Schedules. Supplemental Information About Oil and Gas Producing Activities (Unaudited) begins on page F-30.

3.            Exhibits. Certain of the exhibits listed in the following index are incorporated by reference.

3.1	Restated Articles of Incorporation of Royale Energy, Inc., incorporated by reference to Exhibit 3.1 of Royale Energy's Form 10-SB Registration Statement.
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

Royale Energy, Inc.

Date:	March 31, 2008	/s/ Donald H. Hosmer
Donald H. Hosmer,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Harry E. Hosmer
Date:	March 31, 2008	Harry E. Hosmer
Chairman of the Board of Directors
/s/ Donald H. Hosmer
Date:	March 31, 2008	Donald H. Hosmer
Director, President, Chief Executive Officer and Secretary
/s/ Stephen M. Hosmer
Date:	March 31, 2008	Stephen M. Hosmer
Director, Executive Vice President and Chief Financial Officer

Date:		Tony Hall
Director
/s/ Oscar A. Hildebrandt
Date:	March 28, 2008	Oscar A. Hildebrandt
Director
/s/ Gary Grinsfelder
Date:	March 28, 2008	Gary Grinsfelder
Director
/s/ Gilbert C.L. Kemp
Date:	March 28, 2008	Gilbert C.L. Kemp
Director

Date:		George M. Watters
Director

ROYALE ENERGY, INC.

INDEX TO FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

Index to Financial Statements

Report of Padgett, Stratemann & Co., LLP, Independent Auditors

Balance Sheets at December 31, 2007 and 2006

Statements of Operations for the Years Ended December 31, 2007, 2006, and 2005

Statements of Stockholders' Equity for the Years Ended December 31, 2007, 2006, and 2005

Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005

Notes to the Financial Statements

Supplemental Information about Oil and Gas Producing Activities (Unaudited)

Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

of Royale Energy, Inc.

We have audited the accompanying balance sheets of Royale Energy, Inc. (the “Company”) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royale Energy, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

PADGETT, STRATEMANN & COMPANY, L.L.P.

Austin, Texas

March 29, 2008

ROYALE ENERGY, INC

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006

Current Assets
Cash and Cash Equivalents	$ 3,848,968	$ 7,377,604
Accounts Receivable, net	4,090,341	2,906,290
Prepaid Expenses	673,453	2,301,267
Deferred Tax Asset	217,586	195,615
Inventory	344,339	401,521

Total Current Assets	9,174,687	13,182,297

Investments	6,946	6,946

Oil And Gas Properties (Successful Efforts Basis)
Equipment and Fixtures	23,389,741	20,525,960

Total Assets	$ 32,571,374	$ 33,715,203

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

LIABILITIES AND STOCKHOLDERS' EQUITY
	2007	2006
Current Liabilities:
Accounts Payable and Accrued Expenses	$ 10,080,034	$ 7,158,612
Current Portion of Long-Term Debt	0	233,045
Deferred Revenue from Turnkey Drilling	3,947,097	5,018,261

Total Current Liabilities	14,021,131	12,409,918

Noncurrent Liabilities:
Asset Retirement Obligation	402,278	273,049
Deferred Tax Liability	581,181	1,673,922
Long-Term Debt, Net of Current Portion	5,175,974	3,810,000

Total Noncurrent Liabilities	6,159,433	5,756,971

Total Liabilities	20,186,564	18,166,889

Stockholders' Equity

Common Stock, No Par Value, 10,000,000 Shares Authorized; 7,951,746 and 7,951,748 Shares Issued; 7,918,659 and 7,916,408 Outstanding, Respectively	19,511,963	19,511,963
Convertible Preferred Stock, Series AA, No Par Value,
147,500 Shares Authorized; 57,416 and 57,416
Shares Issued and Outstanding, Respectively	167,979	167,979
Accumulated (Deficit)	(7,140,695)	(3,964,439)

Total Paid in Capital and Accumulated Deficit	12,539,247	15,715,503

Less Cost of Treasury Stock, 33,087 and 35,340 Shares	(181,012)	(192,052)

Paid in Capital, Treasury Stock	26,575	24,863

Total Stockholders' Equity	12,384,810	15,548,314

Total Liabilities and Stockholders' Equity	$ 32,571,374	$ 33,715,203

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
Revenues
Sale of Oil and Gas	$ 6,110,092	$ 7,965,633	$ 11,228,537
Turnkey Drilling	9,408,103	15,711,550	13,066,800
Supervisory Fees and Other	1,039,204	1,218,860	1,348,041

Total Revenues	$ 16,557,399	$ 24,896,043	$ 25,643,378

Costs and Expenses:
General and Administrative	4,712,624	5,129,074	4,877,168
Geological and Geophysical Expenses	423,459	400,306	381,790
Turnkey Drilling Development	4,977,811	9,628,394	8,111,248
Lease Operating	2,116,977	1,968,269	2,751,441
Lease Impairment	2,106,670	6,191,417	742,642
Legal and Accounting	928,628	397,575	236,199
Marketing	1,455,296	1,799,088	2,222,859
Depreciation, Depletion and Amortization	3,585,682	5,833,904	4,062,587

Total Costs and Expenses	20,307,147	$ 31,348,027	$ 23,385,934

Gain (Loss) on Sale of Assets	(135,396)	3,263,368	-

Income (Loss) from Operations	(3,885,144)	$(3,188,616)	$ 2,257,444

Other Expense:
Interest Expense	152,547	523,139	444,271

Income (Loss) Before Income Tax Expense	(4,037,691)	(3,711,755)	1,813,173

Income Tax Expense (Benefit)	(1,258,484)	(1,062,054)	627,270

Net Income (Loss)	$ (2,779,207)	$ (2,649,701)	$ 1,185,903

Basic Earnings Per Share:
Net Income (Loss) Available To Common Stock	$ (0.35)	$ (0.33)	$ 0.15

Diluted Earnings (Loss) Per Share	$ (0.35)	$ (0.33)	$ 0.15

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	Common Stock		Preferred Stock Series AA
	Shares		Shares
	Issued	Amount	Outstanding	Amount
Balance at January 1, 2005	7,859,223	$ 19,591,039	57,416	$ 167,979

Stock Options Repurchased	-	(188,912)	-	-

Stock Options Exercised	89,465	98,247	-	-

Stock Award	-	-	-	-

Net Income (Loss) for the Year	-	-	-	-

Balance at December 31, 2005	7,948,688	$19,500,374	57,416	$167,979

Conversion of Preferred A	3,060	$11,589	-	-

Stock Acquisition In Lieu Of Receivables	-	-	-	-

Stock Award	-	-	-	-

Net Income (Loss) for the Year	-	-	-	-

Balance at December 31, 2006	7,951,748	$19,511,963	57,416	$167,979

Stock Options Exercised Adjustment	(2)	-	-	-

Cash Dividend $0.05 Per Share	-	-	-	-

Stock Award	-	-	-	-

Net Income (Loss) for the Year	-	-	-	-

Balance at December 31, 2007	7,951,746	$19,511,963	57,416	$167,979

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Preferred Stock Series A
	Shares		Accumulated
	Outstanding	Amount	Deficit

Balance at January 1, 2005	6,122	$ 11,589	$ (2,500,641)

Stock Options Repurchased	-	-	-

Stock Options Exercised	-	-	-

Stock Award	-	-	-

Net Income (Loss) for the Year	-	-	1,185,903

Balance at December 31, 2005	6,122	$ 11,589	$ (1,314,738)

Conversion of Preferred A	(6,122)	$ (11,589)	-

Stock Acquisition In Lieu Of Receivables	-	-	-

Stock Award	-	-	-

Net Income (Loss) for the Year	-	-	$ (2,649,701)

Balance at December 31, 2006	-	$ -	$ (3,964,439)

Stock Options Exercised Adjustment	-	-	-

Cash Dividend $0.05 Per Share	-	-	(397,049)

Stock Award	-	-	-

Net Income (Loss) for the Year	-	-	$ (2,779,207)

Balance at December 31, 2007	-	$ -	$ (7,140,695)

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	Treasury Stock
	Shares		Paid in Capital
	Acquired	Amount	Treasury Stock	Total

Balance at January 1, 2005	20,000	$ (97,906)	$ 16,761	$ 17,188,821

Stock Options Repurchased	-	-	-	(188,912)

Stock Options Exercised	-	-	-	98,247

Stock Award	(6,048)	29,635	4,596	34,231

Net Income (Loss) for the Year	-	-	-	1,185,903

Balance at December 31, 2005	13,952	$ (68,271)	$ 21,357	$ 18,318,290

Conversion of Preferred A	-	-	-	-

Stock Acquisition In Lieu Of Receivables	26,000	($146,380)	-	($146,380)

Stock Award	(4,612)	22,599	3,506	$26,105

Net Income (Loss) for the Year	-	-	-	($2,649,701)

Balance at December 31, 2006	35,340	$ (192,052)	$ 24,863	$ 15,548,314

Stock Options Exercised Adjustment	-	-	-	---

Cash Dividend $0.05 Per Share	-	-	-	(397,049)

Stock Award	(2,253)	11,040	1,712	12,752

Net Income (Loss) for the Year				(2,779,207)

Balance at December 31, 2007	33,087	$ (181,012)	$ 26,575	$ 12,384,810

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,779,207)	$(2,649,701)	$1,185,903
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation, Depletion, and Amortization	3,585,682	5,833,904	4,062,587
Lease Impairment	2,106,670	6,191,417	742,642
(Gain) Loss on Sale of Assets	135,396	(3,263,368)	-
Bad Debt Expense	262,532	582,204	401,691
Compensation Expense - Stock Grant	12,752	26,105	34,231
(Increase) Decrease in:
Accounts Receivable	(1,446,583)	586,727	(719,351)
Prepaid Expenses and Other Assets	1,684,995	20,645	1,997,055
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	3,050,651	(189,127)	(2,273,741)
Deferred Revenues - DWI	(1,071,164)	(1,471,850)	1,210,694
Deferred Income Taxes	(1,114,712)	(2,219,273)	(246,269
Net Cash Provided by Operating Activities	4,427,012	3,406,393	6,395,442

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures For Oil And Gas Properties And Other Capital Expenditures	(8,835,180)	(3,091,316)	(9,888,809)
Proceeds from Sale of Assets	143,652	5,024,054	-

Net Cash Provided (Used) by Investing Activities	(8,691,528)	1,932,738	(9,888,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	6,150,000	2,115,000	13,777,500
Principal Payments on Long-Term Debt	(5,017,071)	4,793,299)	(13,103,741)
Dividends Paid	(397,049)	-	-
Exercise of Options for Cash		-	98,247
Repurchase of Stock Options		-	(188,912)

Net Cash Provided (Used) by Financing Activities	735,880	(2,678,299)	583,094

Net Increase (Decrease) in Cash and Cash Equivalents	(3,528,636)	2,660,832	(2,910,273)

Cash & Cash Equivalents at Beginning of Year	7,377,604	4,716,772	7,627,045

Cash & Cash Equivalents at End of Year	$ 3,848,968	$ 7,377,604	$4,716,772
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$ 173,028	$ 529,940	$ 290,367

Cash Paid for Taxes	$ 579,080	$ 259,006	$ 369,063
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Acquisition of Treasury Stock in Lieu of Receivables Owed	$ -	$ 146,380	$ -

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

Joint Ventures

The accompanying financial statements as of December 31, 2007 and 2006 include the accounts of Royale Energy and its proportionate share of the assets, liabilities and results of operations. Royale Energy generally retains an ownership interest of approximately 50% in wells it drills with its joint venture projects. Royale Energy is the operator of the majority of properties in which it has an ownership interest. In connection with the drilling and operation of wells, the Company receives industry standard COPAS fees, which are recorded as supervisory fee income.

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

Royale Energy recognizes revenues from the sale of natural gas in which the Company has an interest with other producers using the entitlements method of accounting. Under this method we recognize revenue based on our entitled ownership percentage of sales of natural gas delivered to purchasers. Gas imbalances occur when we sell more or less than our entitled ownership percentage of total natural gas production. When we receive more than our entitled share, a liability is recorded. Gas imbalances on our production at December 31, 2007, 2006 and 2005 were not significant.

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

Royale Energy performs a periodic review for impairment of proved properties on a field-by-field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value. Royale Energy determines if impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. Impairment losses of $2,106,670, $6,191,417, and $742,642, were recorded in 2007, 2006, and 2005 respectively.

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

In 2007, we recorded an impairment of $2,106,670 in fields where year end reserve values no longer supported the net book values of wells in those fields. The majority of this impairment, $1,248,843 was recorded in our Bowerbank field in California, were various recently drilled wells had significantly lower proved undeveloped reserves than originally estimated. The Afton field in California was impaired for $389,946 mainly on acquired wells which ceased producing due to their natural declines and had lower reserves than originally estimated. Our Texas and Gulf Coast fields were impaired $283,371 due to wells in these areas that had been drilled in the last few years which had significantly lower production and reserves than originally estimated. Our Elkhorn Slough field was impaired for $148,734 due to lower proved undeveloped reserves than originally estimated.

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

Reclassification

Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented herein. The company has determined that certain G&A charges are presented more fairly as Marketing. The reclassification is reflected in all years presented.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit, and highly liquid debt instruments with maturities of three months or less.

Inventory

Inventory consists of well supplies and spare parts and is carried at cost.

Accounts Receivable

The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged to earnings. The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.

At December 31, 2007 and 2006, net accounts receivable was $4,090,341 and $2,906,290 respectively. At December 31, 2007 and 2006, the Company established an allowance for uncollectable accounts of $546,874 and $567,000, respectively for receivables from direct working interest investors whose expenses on non-producing wells was unlikely to be collected from revenue.

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

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Year Ended December 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Earnings Per Share:
Net income available to common stock	$ (2,779,207)	7,917,543	$ (0.35)

Cumulative effect of accounting change

Diluted Earnings Per Share:
Effect of dilutive securities and stock options

Net income available to common stock	$ (2,779,207)	7,917,543	$ (0.35)

	For the Year Ended December 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Earnings Per Share:
Net income available to common stock	$ (2,649,701)	7,932,198	$ (0.33)

Cumulative effect of accounting change	-	-	-

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	-	-

Net income available to common stock	$ (2,649,701)	7,932,198	$ (0.33)

	For the Year Ended December 31, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Earnings Per Share:
Net income available to common stock	$ 1,185,903	7,860,341	$ 0.15

Cumulative effect of accounting change	-	-	-

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	31,769	-

Net income available to common stock	$ 1,185,903	7,892,110	$ 0.15

Stock Based Compensation

Royale Energy has a stock-based employee compensation plan, which is more fully described in Note 14. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company recognized incremental stock-based compensation expense of $0 during 2006 as a result of the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the effect on net income and earnings per share if Royale Energy had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation:

2005
Net income (loss), as reported	$ 1,185,903

Add: Stock-based employee compensation
expense included in reported net income, net
of related tax effects.	-

Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards, net of
related tax effects	-

Pro forma net income	$ 1,185,903

Earnings per share:
Basic -- as reported	$ 0.15
Basic -- pro forma	$ 0.15

Diluted -- as reported	$ 0.15
Diluted -- pro forma	$ 0.15

On June 1, 2005, Royale Energy awarded shares of restricted common stock to certain of its employees pursuant to an incentive compensation plan. On that date, the Company’s stock price was $5.66 per share. A total of 2,253, 4,612 and 6,048 shares of vested restricted common stock were issued in 2007, 2006 and 2005, respectively. The Company recognized $12,752, $26,105 and $34,241 compensation expense in 2007, 2006 and 2005, respectively. The stock issued pursuant to the plan was issued in reliance on the exemption from registrations requirements of the Securities Act of 1933 contained in Section 4(2) thereof. Royale Energy issued no other equity securities in 2007, 2006, or 2005.

Income Taxes

The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported net amounts.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As discussed in Note 7, the adoption of FIN 48 effective January 1, 2007 did not materially affect our financial position or results of operations.

We have elected to classify any interest expense and penalties related to the underpayment of income taxes in “income tax expense” in our consolidated statements of income.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157,) which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on January 1, 2008. We are currently evaluating the impact of adopting SFAS 157 on the financial statements.

On September 13, 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108,) which establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related disclosures. SAB 108 requires the use of a balance sheet and an income statement approach to evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company does not expect the adoption of SAB 108 to have an impact on the Company’s financial statements.

On September 29, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(r)” (SFAS 158.) The Statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and the recognition of the changes of the funded status in the year in which the changes occur through comprehensive income. Implementation of SFAS 158 is required as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have an impact on the Company’s financial statements because the Company does not currently have any defined benefit pension or other postretirement benefit plans.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) that provides an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the second fiscal year beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159 on the Company.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB 51” (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

We are currently evaluating the impact on the financial statements.

NOTE 2 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31,:

	2007	2006
Oil and Gas

Producing properties, including intangible drilling costs	$ 32,479,353	$ 27,876,284
Undeveloped properties	2,974,647	1,767,671
Lease and well equipment	8,069,725	7,136,142
	43,523,725	36,780,097
Accumulated depletion, depreciation and amortization	(21,098,694)	(17,745,105)

	$ 22,425,031	$19,034,992

Commercial and Other

Real estate, including furniture and fixtures	503,344	503,344
Vehicles	313,460	287,155
Furniture and equipment	1,200,852	1,702,127
	2,017,656	2,492,626
Accumulated depreciation	(1,052,946)	(1,001,658)

	964,710	1,490,968

	$ 23,389,741	$ 20,525,960

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

	2007	2006	2005

Acquisition - Proved	$ 1,690	$ 720,796	$ 394,069
Acquisition - Unproved	$ 1,060,983	$ 1,276,429	$ 848,358
Development	$ 3,441,517	$ 7,489,178	$ 7,633,536
Exploration	$ 9,763,490	$ 5,727,865	$ 5,507,658

On April 4, 2005, the Financial Accounting Standards Board posted FSP FAS 19-1, Accounting for Suspended Well Costs, to be effective for reporting periods beginning after April 4, 2005. We have adopted FSP FAS 19-1 effective as of July 1, 2005. The guidance set forth in the FSP requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period.. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during 2007 or 2006. We did not charge any previously capitalized exploratory well costs to expense upon adoption of FSP FAS 19-1.

12 Months Ended December 31,
	2007	2006
Beginning balance at January 1	$ 0	$ 0

Additions to capitalized exploratory well costs pending the determination of proved reserves	$ 6,684,243	$ 1,852,733

Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	$ (6,684,243)	$ (1,852,733)

Ending balance at December 31	$ 0	$ 0

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the three years ended December 31, are as follows:

	2007	2006	2005

Oil and gas sales	$ 6,110,092	$ 7,965,633	$ 11,228,537
Production related costs	(2,116,977)	(1,968,269)	(2,751,441)
Geological and geophysical expense	(423,459)	(400,306)	(381,790)
Lease Impairment	(2,106,670)	(6,191,417)	(742,642)
Depreciation, depletion and amortization	(3,585,682)	(5,833,904)	(4,062,587)
Results of operations from producing and
exploration activities	$ (2,122,696)	$ (6,428,263)	$ 3,290,077
Income Taxes (Benefit)	(732,330)	(2,217,751)	1,135,077

Net Results	$ (1,390,366)	$ (4,210,512)	$ 2,155,000

NOTE 3 – ASSET RETIREMENT OBLIGATION

In June 2001, the FASB issued FAS 143, “Accounting for Asset Retirement Obligations.” FAS 143 requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable (as defined by the standard), with an associated increase in the carrying amount of the related long-lived asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset. The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the company’s credit-adjusted risk-free interest rate. The provisions of this statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, development, and operation of a long-lived asset.

	2007	2006
Asset retirement obligation
Beginning of the year	$273,049	$245,627
Liabilities incurred during the period	7,006	24,811
Settlements	0	(6,520)
Accretion expense	10,217	9,450
Revisions in estimated cash flow	112,006	(319)

Asset retirement obligation
End of year	$402,278	$273,049
F-18

NOTE 4 - TURNKEY DRILLING CONTRACTS

Royale Energy receives funds under turnkey drilling contracts, which require Royale Energy to drill oil and gas wells within a reasonable time period from the date of receipt of the funds. As of December 31, 2007 and 2006, Royale Energy had recorded deferred turnkey drilling revenue associated with undrilled wells of $3,947,097 and $5,018,261, respectively, as a current liability.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for 2007, 2006 and 2005

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
Year Ended December 31, 2007
Revenues from External Customers	$ 6,110,092	$ 9,408,103	$ 15,518,195

Supervisory Fees	847,603		847,603

Interest Revenue	95,800	95,801	191,601

Interest Expense	76,274	76,273	152,547

Expenditures for Segment Assets	5,868,775	8,746,020	14,614,795

Depreciation, Depletion, and Amortization	3,406,398	179,284	3,585,682

Lease Impairment	2,106,670	-	2,106,670

Gain (Loss) on Sale of Assets	(67,698)	(67,698)	(135,396)

Income Tax (Benefit)	(629,242)	(629,242)	(1,258,484)

Total Assets	$32,571,374		$32,571,374

Net Income (Loss)	$ (3,843,078)	$ 1,063,871	$ (2,779,207)

	Oil and Gas Producing And Exploration	Turnkey Drilling Services	Total

Year Ended December 31, 2006
Revenues from External Customers	$ 7,965,633	$ 15,711,550	$ 23,677,183

Supervisory Fees	$ 1,056,952	$ -	$ 1,056,952

Interest Revenue	$ 161,908	$ -	$ 161,908

Interest Expense	$ 261,570	$ 261,569	$ 523,139

Expenditures for Segment Assets	$ 5,629,298	$ 13,693,408	$ 19,322,706

Depreciation, Depletion, and Amortization	$ 5,542,209	$ 291,695	$ 5,833,904

Lease Impairment	$ 6,191,417	$ -	$ 6,191,417

Gain on Sale of Assets	$ 3,263,368	$ -	$ 3,263,368

Income Tax (Benefit)	$ (531,027)	$ (531,027)	$ (1,062,054)

Total Assets	$ 33,715,203	$ -	$ 33,715,203

Net Income (Loss)	$ (4,645,606)	$ 1,195,905	$ (2,649,701)

Year Ended December 31, 2005
Revenues from External Customers	$ 11,228,537	$ 13,066,800	$ 24,295,337

Supervisory Fees	$ 1,277,105	$ -	$ 1,277,105

Interest Revenue	$ 70,936	$ -	$ 70,936

Interest Expense	$ 222,136	$ 222,135	$ 444,271

Expenditures for Segment Assets	$ 6,245,208	$ 12,335,497	$ 18,580,705

Depreciation, Depletion, and Amortization	$ 3,859,458	$ 203,129	$ 4,062,587

Lease Impairment	$ 371,321	$ 371,321	$ 742,642

Income Tax (Benefit)	$ 313,635	$ 313,635	$ 627,270

Total Assets	$ 43,042,581	$ -	$ 43,042,581

Net Income (Loss)	$ 1,564,821	$ (378,918)	$ 1,185,903

NOTE 6 - LONG-TERM DEBT

	2007	2006

Revolving line of credit secured by oil and gas properties, with a maximum available of $5,375,974 at December 31, 2007 issued by Guaranty Bank, FSB for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes. The agreement was entered into on January 21, 2003. Interest is at Guaranty Bank’s base rate plus .75%, resulting in a rate of 7.75% and 8.75% at December 31, 2007 and 2006, respectively, payable monthly with borrowing base reductions of $200,000 commencing on January 1, 2008. As part of this agreement, Guaranty Bank has issued letters of credit in the amount of $774,025 on behalf of the Company to various agencies. All unpaid principal and interest is payable at maturity on October 1, 2010.

	$ 5,175,974	$ 3,810,000

Term Note (Secured by Deed of Trust), dated March 17, 2004, in the original principal amount of $1,000,000, executed by Royale Energy, Inc., payable to the order of Guaranty Bank, FSB. Monthly payments of principal and interest are $9,000 per month. The unpaid principal and interest due was paid on March 19, 2007.	0	$ 233,045

Total Long Term Debt	$ 5,175,974	$ 4,043,045

Less Current Maturity	0	$ (233,045)

Long Term Debt Less Current Portion	$ 5,175,974	$ 3,810,000

Significant covenants under the terms of the line of credit agreement include that the Company will have a tangible net worth not less than $8,188,000 as of September 30, 2002, plus 50% of positive quarterly net income thereafter, a debt coverage ratio not less than 1.25:1, a bank defined current ratio not less than 1:1, general and administrative expenses (excluding litigation and accounting expenses) at the close of any fiscal quarter not to exceed 27.5% of net revenues. The Company was in compliance with the terms of this agreement at December 31, 2006.  The Company obtained a waiver of 60 days valid through May 27, 2008, from the terms of this agreement at December 31, 2007.

Maturities of long-term debt for years subsequent to December 31, 2007 are as follows:

Year Ended
December 31,

2008	$ 0
2009	0
2010	5,175,974
$ 5,175,974

NOTE 7 - INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Significant components of the Company’s deferred assets and liabilities at December 31, 2007, 2006 and 2005, respectively, are as follows:

	2007	2006	2005
Deferred Tax Assets (Liabilities):
Statutory Depletion Carry Forward	$ 689,985	$ 129,433	$ 816,270
Net Operating Loss	421,982
Other	8,024
Capital Loss / AMT Credit Carry Forward	18,915	22,465	25,311
Charitable Contributions Carry Forward	383	-	6,660
Allowance for Doubtful Accounts	209,179	195,615	124,097
Oil and Gas Properties and Fixed Assets	(1,577,216)	(1,825,820)	(4,669,918)
	$ (228,748)	$ (1,478,307)	$ (3,697,580)
Valuation Allowance	(134,847)	-	-
Net Deferred Tax Liability	$ (363,595)	$ (1,478,307)	$ 3,697,580)

Deferred Tax Assets:
Current	$ 217,586	$ 195,615	$ 194,468
Non-current		-	-
Deferred Tax Liabilities:
Current		-	-
Non-current	(581,181)	(1,673,922)	(3,892,048)
Net Deferred Tax Liability	$ (363,595)	$ (1,478,307)	$ (3,697,580)

The Company had statutory percentage depletion carry forwards of approximately $1,800,000 and $375,168 at December 31, 2007 and 2006, respectively. The depletion has no expiration date. The Company also has a net operating loss carry forward of approximately $1,100,000 and $0 at December 31, 2007 and 2006, respectively.

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the statutory income tax rates at December 31, 2007, 2006 and 2005, respectively, to pretax income is as follows:

	2007	2006	2005

Tax (benefit) computed at statutory rate	$ (1,372,815)	$ (1,279,100)	$ 625,440

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other	(23,503)	211,712	-
Other non deductible expenses	2,987	5,334	1,830
Change in valuation allowance	134,847	-	-
Provision (benefit)	$ (1,258,484)	$ (1,062,054)	$ 627,270

Effective Tax Rate	31.2%	28.6%	34.6%

The components of the Company’s tax provision are as follows:

	2007	2006	2005

Current tax provision (benefit) – federal	$ (171,795)	$ 915,010	$ 5,570
Current tax provision (benefit) – state	28,023	242,209	629
Deferred tax provision (benefit) – federal	(1,120,479)	(1,754,774)	558,064
Deferred tax provision (benefit) – state	5,767	(464,499)	63,007

Total provision (benefit)	$ (1,258,484)	$ (1,062,054)	$ 627,270

We adopted the provisions of FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standards (“SFAS”) 109 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. As a result of our implementation of FIN 48 at the time of adoption and December 31, 2007, the Company did not recognize a liability for uncertain tax positions. As a result, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our consolidated balance sheets. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The tax years 2000 through 2007 remain open to examination by the taxing jurisdictions in which we file income tax returns.

NOTE 8 - REDEEMABLE PREFERRED STOCK

In 1993, Royale Energy's Board of Directors authorized the issuance of 259,250 shares of Series A Convertible Preferred Stock. The Stock is convertible any time at the basic conversion rate of one share of common stock for two shares of Series A Convertible Preferred Stock, subject to adjustment.

There were no common stock conversions in 2005. In June 2006, we issued 3,060 shares of common stock to one stockholder on conversion of the remaining outstanding shares of our Series A convertible preferred stock to common, pursuant to the conversion terms of the Series A preferred.

NOTE 9 - SERIES AA PREFERRED STOCK

In April 1992, Royale Energy's Board of Directors authorized the sale of Series AA Convertible Preferred Stock. Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to Series A Convertible Preferred Stockholders. The Series AA Convertible Preferred Stock does not have the right of redemption at the stockholders' option. As of December 31, 2003 and 2002, there were 43,240 and 48,581 shares issued and outstanding. The Board authorized a 15% stock dividend to stockholders of record on May 31, 2002 and increased the number of Series AA Preferred shares by 6,466. In addition, on May 1, 2003, the Board authorized a 15% stock dividend to stockholders of record on that date payable in equal monthly installments beginning with the quarter ending June 30, 2003. This dividend increased the number of Series AA Preferred shares by 3,701 for the period ending December 31, 2003 and has been retroactively restated to reflect the 3rd quarterly stock dividend paid in January 2004. On March 31, 2004, the fourth and final of these installments was made resulting in 1,619 shares being issued. On March 23, 2004, the Board of Directors declared a 28% stock split, which was distributed to stockholders on June 30, 2004. As a result, the Series AA Preferred shares increased by 12,557. As of December 31, 2007 and 2006, there were 57,416 shares issued and outstanding.

NOTE 10 - COMMON STOCK

On March 23, 2004, the Board of Directors declared a 28% stock split issued in the form of a stock dividend, which was distributed to stockholders on June 30, 2004. As a result, the number of common shares increased by 1,712,093. There were no stock dividends during the years ended December 31, 2007 or 2006.

On January 18, 2007 the Board of Directors authorized the issuance of a cash dividend of $0.05 per share for shareholders of record on February 19, 2007. The dividend was paid March 5, 2007 in the amount of $397,049.

NOTE 11 – SUBSEQUENT EVENTS

At the March 12, 2008 Board of Directors meeting, directors and executive officers of Royale Energy were each granted 45,000 options to purchase common stock at an exercise or base price of $3.50 per share. These options are to be vested in three parts, the first 15,000 will vest March 31, 2008, and 15,000 in each of the next two years March 31, 2009 and March 31, 2010. They were granted for a period of four years.

NOTE 12 - OPERATING LEASES

Royale Energy occupies office space through the use of two leases, one for their office in San Diego, CA and one for an office in Woodland, CA. The San Diego lease is under a 120 month noncancellable lease contract, which expires in July 2015. The San Diego lease calls for monthly payments ranging from $27,010 to $35,271, and the Woodland lease calls for monthly payments of $275. Future minimum lease obligations as of December 31, 2007 are as follows:

Year Ended
December 31,

2008	$ 348,689
2009	358,857
2010	369,555
2011	380,465
2012	391,692
Thereafter	1,066,614

Total	$ 2,915,872

Rental expense for the years ended December 31, 2007, 2006, and 2005 are $403,497, $370,658, and $340,006, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

Donald H. Hosmer, Royale Energy’s president, owns 11.27% of Royale Energy common stock. Donald H. Hosmer is the brother of Stephen M. Hosmer, and son of Harry E. Hosmer.

Stephen M. Hosmer, Royale Energy’s executive vice president and chief financial officer, owns 14.74% of Royale Energy common stock. Stephen M. Hosmer is the brother of Donald H. Hosmer and son of Harry E. Hosmer.

Harry E. Hosmer, Royale Energy's former president and former chief executive officer, owns 9.48% of Royale Energy common stock. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer. Donald H. Hosmer and Stephen M. Hosmer are also officers and directors of Royale Energy.

The Board of Directors adopted a policy in 1989 that permits directors and officers of the Company to purchase from the Company, at the Company’s actual costs, up to one percent of a fractional interest in any well to be drilled by the Company. Current and former officers and directors were billed $21,759, $49,787 and $130,473 for their interests for the years ended December 31, 2007, 2006 and 2005, respectively.

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

NOTE 14 - STOCK COMPENSATION PLAN

On December 18, 1992, the Board of Directors granted the directors and executive officers of Royale Energy 30,000 options to purchase common stock at an exercise or base price of $3.00 per share. All options are exercisable on or after the second anniversary of the date of the grant. Also on this date, the Board of Directors voted to adopt a policy of awarding stock options to key employees and contractors based on performance. In 2005, 109,686 options were exercised at $1.13 per share and 27,457 options expired.

At the March 10, 1995 Board of Directors meeting, directors and executive officers of Royale Energy were granted 154,000 options to purchase common stock at an exercise or base price of $1.90 per share. These options were granted for a period of ten years, and may be exercised after the second anniversary of the grant. Royale Energy applies APB Opinion 25 and related interpretations in accounting for its plans. Royale Energy did not grant stock options during 2007, 2006, or 2005.

A summary of the status of Royale Energy's stock option plan as of December 31, 2007, 2006 and 2005, and changes during the years ending on those dates is presented below:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Fixed Options
Outstanding at Beginning of Year	0	-	0	-	137,143	$1.13
Stock Dividends and Splits	-		-		-
Reinstated	-		-		-
Exercised	-		-		(109,686)
Expired or Ineligible	-		-		(27,457)

Outstanding at End of Year	0	-	0	-	0	$0.97

Options Exercisable at Year End	-	-	-	-	-	$0.97

Weighted-average Fair Value of Options
Granted During the Year	-		-		-

NOTE 15 - SIMPLE IRA PLAN

In April 1998, the Company established a Simple IRA pension plan covering all employees. The Company will contribute a matching contribution to each eligible employee’s Simple IRA equal to the employee’s salary reduction contributions up to a limit of 3% of the employee’s compensation for the year. The employer contribution for the years ending December 31, 2007, 2006, and 2005 were $53,761, $48,986 and $48,445, respectively.

NOTE 16 - ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the continuing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy's business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance and remediation costs in 2007, 2006, or 2005.

Royale Energy is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of Royale Energy.

NOTE 17 - CONCENTRATIONS OF CREDIT RISK

The Company bids its gas sales on a month to month basis and generally sells to a single customer without commitment to future gas sales to any particular customer. The Company normally sells approximately 93% of its monthly natural gas production to one customer on a month to month basis. Since we are able to sell our natural gas to other readily available customers, the loss of any one customer would not have an adverse affect on our overall sales operations.

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2007 and 2006, cash in banks exceeded the FDIC limits by approximately $4.6 and $8.1 million, respectively. The Company has not experienced any losses on deposits.

NOTE 18 : Quarterly Financial Information (Unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2007
Revenues	$2,518,837	$4,069,220	$4,777,239	$5,192,103	$16,557,399
Operating income (loss)	(1,344,016)	(119,840)	(138,160)	(2,283,128)	(3,885,144)
Net income (loss)	$(912,010)	$(105,350)	$(121,125)	$(1,640,722)	$(2,779,207)
Earnings (loss) per share
Basic and Diluted	$ (0.12)	$ (0.01)	$ (0.02)	$ (0.21)	$ (0.35)

2006
Revenues	$7,383,723	$4,607,688	$4,630,815	$ 8,273,817	$24,896,043
Operating income (loss)	1,173,242	124,612	(922,973)	(3,563,497)	(3,188,616)
Net income (loss)	$ 687,020	$ 9,024	$(767,137)	$(2,578,608)	$(2,649,701)
Earnings (loss) per share
Basic and Diluted	$ 0.09	$ 0.00	$ (0.10)	$ (0.32)	$ (0.33)

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

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent engineering consultants for the years ended December 31, 2007, 2006, and 2005. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2007, 2006 and 2005 and changes in such quantities during each of the years then ended, were as follows:

	2007		2006		2005
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed and undeveloped reserves:
Beginning of period	37,000	8,160,000	91,000	10,564,000	317,000	12,624,000
Revisions of previous estimates	954	(4,048,438)	(34,444)	(1,022,969)	(104,235)	(1,013,667)
Production	(14,088)	(791,195)	(21,325)	(1,074,573)	(16,557)	(1,384,860)
Extensions, discoveries and improved recovery		784,391	2,331	1,866,918	9,000	1,952,299
Purchase of minerals in place			0	0	-	-
Sales of minerals in place		(332,791)	(563)	(2,173,376)	(114,208)	(1,613,772)

Proved reserves end of period	23,866	3,771,967	37,000	8,160,000	91,000	10,564,000

	2007		2006		2005
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Proved developed reserves:

Beginning of period	37,000	4,129,000	65,000	6,990,000	146,000	8,135,000

End of period	23,866	3,413,578	37,000	4,129,000	65,000	6,990,000

These estimates were determined using gas prices at December 31, 2007 ranging from $3.83 per MCF to $7.77 per MCF as applied on a field-by-field basis.

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves

The standardized measure of discounted future net cash flows is presented below for the three years ended December 31, 2007.

The future net cash inflows are developed as follows:

•	Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.
•	The estimated future production of proved reserves is priced on the basis of year-end prices.
•

The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce proved reserves, based on year-end estimates. Estimated future development cost by year are as follows:

2008	$ 821,700
2009	237,100
2010	17,300
Thereafter	9,200

Total	$ 1,085,300

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

	2007	2006	2005

Future cash inflows	$28,421,000	$55,931,000	$95,339,000
Future production costs	(7,474,000)	(11,628,000)	(18,086,000)
Future development costs	(1,085,000)	(10,779,000)	(9,416,000)
Future income tax expense	(5,958,270)	(10,057,200)	(20,351,400)

Future net cash flows	13,903,730	23,466,800	47,485,600

10% annual discount for estimated timing of cash flows	(3,258,848)	(6,820,249)	(12,682,159)

Standardized measure –of discounted future net cash flows	$10,644,882	$16,646,551	$34,803,441

Sales of oil and gas produced, net of production costs	$(3,858,679)	$(4,745,695)	$(7,022,572)

Revisions of previous quantity estimates	(8,124,443)	(15,871,556)	(2,814,698)
Net changes in prices and production costs	(1,649,513)	(4,015,314)	1,269,384
Sales of minerals in place	(220,631)	(7,906,688)	(3,947,974)
Purchases of minerals in place	-	-	-

Extensions, discoveries and improved recovery	3,741,753	4,216,939	8,593,335

Accretion of discount	1,537,700	2,383,900	4,668,700

Net change in income tax	2,572,144	7,781,524	(223,852)

Net increase (decrease)	$(6,001,669)	(18,156,890)	$522,323

Future Development Costs

In order to realize future revenues from our proved reserves estimated in our reserve report, it will be necessary to incur future costs to develop and produce the proved reserves. The following table estimates the costs to develop and produce our proved reserves in the years 2008 through 2010.

Future development cost of:	2008	2009	2010
Proved developed reserves	$ -	$ -	$ -
Proved non-producing reserves	172,400	12,100	17,300
Proved undeveloped reserves	649,300	225,000	-

Total	$ 821,700	$ 237,100	$ 17,300

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

Additional data relating to Royale Energy's oil and natural gas properties is disclosed in Supplemental Information About Oil and Gas Producing Activities (Unaudited), attached to Royale Energy's Financial Statements, beginning on page F-1. The oil and natural gas reserve information disclosed in the supplement to the financial statements are based upon the reserve reports for the three years ended December 31, 2007, 2006, and 2005, prepared by Royale Energy's independent reserve engineering consultants.

Historic Development Costs for Proved Reserves

In each year we expend funds to drill and develop some of our proved undeveloped reserves. The following table summarizes our historic costs incurred in each of the past three fiscal years to drill and develop reserves that were classified as proved undeveloped reserves as of December 31 of the immediately preceding year:

2007	$2,093,801
2006	$2,492,985
2005	$2,428,069