Form 10-Q
period 2008-03-31
ROYALE ENERGY INC
filed 2008-05-15
CIK 864839

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008	Commission File No. 000-22750

ROYALE ENERGY, INC.

(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500

San Diego, CA 92108

(Address of principal executive offices)

(Zip Code)

619-881-2800

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☐     No  ☒

At March 31, 2008, a total of 7,918,659 shares of registrant’s common stock were outstanding.

-ii-

PART I.	FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.

BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$ 2,713,561	$ 3,848,968
Accounts receivable	3,943,671	4,090,341
Prepaid expenses	561,760	673,453
Deferred tax asset	217,586	217,586
Inventory	244,333	344,339

Total Current Assets	7,680,911	9,174,687

Investments	6,946	6,946

Oil and Gas Properties at cost, (successful efforts
basis), Equipment and Fixtures	23,989,091	23,389,741

TOTAL ASSETS:	$ 31,676,948	$ 32,571,374

See notes to Financial Statements

ROYALE ENERGY, INC.

BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 9,907,471	$ 10,080,034
Deferred revenue from turnkey drilling	4,256,404	3,947,097
Total Current Liabilities	14,163,875	14,027,131

Noncurrent Liabilities
Asset retirement obligation	408,277	402,278
Deferred tax liability	103,712	581,181
Long-term debt, net of current portion	5,525,045	5,175,974
Total Noncurrent Liabilities	6,037,034	6,159,433

Total Liabilities	20,200,909	20,186,564

Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares, 7,951,746 and 7,951,746 shares issued; 7,918,659 and 7,918,659 shares outstanding, respectively	19,511,963	19,511,963
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 57,416 and 57,416 shares issued and outstanding, respectively	167,979	167,979
Accumulated Deficit	(8,068,153)	(7,140,695)

Total common stock, preferred stock and accumulated deficit	11,611,789	12,539,247
Less cost of treasury stock, 33,087 and 33,087 shares	(181,012)	(181,012)
Additional paid in capital	45,262	26,575

Total Stockholders' Equity	11,476,039	12,384,810

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY:	$ 31,676,948	$ 32,571,374

See notes to Financial Statements

ROYALE ENERGY, INC.

STATEMENTS OF OPERATIONS

	Quarter ended March 31,
	2008 (Unaudited)	2007 (Unaudited)
Revenues:
Sale of oil and gas	$ 1,716,392	$ 1,685,981
Turnkey drilling	1,096,196	581,349
Supervisory fees and other	177,669	251,507

Total Revenues	2,990,257	2,518,837

Costs and Expenses:
General and administrative	991,204	1,174,300
Turnkey drilling and development	994,686	604,480
Lease operating	684,062	791,512
Legal and accounting	531,650	114,000
Marketing	227,494	250,108
Depreciation, depletion & amortization	854,844	928,453

Total Costs and Expenses	4,283,940	3,862,853

Loss on Sale of Assets Income (Loss) from Operations	(27,823) (1,321,506)	0 (1,344,016)

Other Expense:
Interest expense	83,423	36,530

Income (Loss) before Income Tax Expense	(1,404,929)	(1,380,546)
Income Tax Provision (Benefit)	(477,469)	(468,536)

Net Income (Loss)	$ (927,460)	$ (912,010)

Basic Earnings (Loss) Per Share	$ (0.12)	$ (0.12)

Diluted Earnings (Loss) Per Share	$ (0.12)	$ (0.12)

See notes to Financial Statements

ROYALE ENERGY, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (927,460)	$ (912,010)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	854,844	928,453
Loss on Sale of Assets	27,823	0
Bad Debt Expense	0	0
Compensation Expense – Director’s Stock Options (Increase) Decrease in:	18,687	0
Accounts receivable	146,670	343,916
Prepaid expenses and other assets	211,699	1,736,178
Increase (Decrease) in:
Accounts payable and accrued expenses	582,507	(2,232,639)
Deferred revenues – DWI	309,307	1,085,096
Deferred income taxes	(477,469)	(467,410)

Net Cash Provided by Operating Activities	$ 746,608	$ 481,584

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties and
other capital expenditures	(1,634,366)	(320,128)
Proceeds from Sale of Assets	152,351	0

Net Cash Used by Investing Activities	(1,482,015)	(320,128)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(400,000)	(2,293,045)
Dividends Paid	0	(397,049)

Net Cash Used by Financing Activities	(400,000)	(2,690,094)

Net decrease in cash and cash equivalents	(1,135,407)	(2,528,638)
Cash at beginning of period	3,848,968	7,377,604
Cash at end of period	$ 2,713,561	$ 4,848,966
SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 75,171	$ 60,776
Cash paid for taxes	$ 0	$ 498,874
SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES:
Conversion of accounts payable to long-term note payable	$ 749,071	$ 0
See notes to financial statements -4-

ROYALE ENERGY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The results of operations for the three month period are not, in management’s opinion, indicative of the results to be expected for a full year of operations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report.

NOTE 2 – EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Three Months ended March 31, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$ (927,460)	7,918,659	$ (0.12)

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net income available to common stock	$ (927,460)	7,918,659	$ (0.12)

	For the Three Months ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$ (912,010)	7,916,408	$ (0.12)

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net income available to common stock	$ (912,010)	7,916,408	$ (0.12)

ROYALE ENERGY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	March 31, 2008	December 31, 2007
Oil and Gas
Producing properties, including drilling costs	$ 33,806,725	$ 32,479,353
Undeveloped properties	2,990,616	2,974,647
Lease and well equipment	8,181,226	8,069,725
	44,978,567	43,523,725
Accumulated depletion, depreciation & amortization	(21,929,122)	(21,098,694)
	23,049,445	22,425,031
Commercial and Other
Real estate, including furniture and fixtures	$ 503,344	$ 503,344
Vehicles	313,460	313,460
Furniture and equipment	1,203,437	1,200,852
	2,020,241	2,017,656
Accumulated depreciation	(1,080,595)	(1,052,946)
	939,646	964,710

	$ 23,989,091	$ 23,389,741

On April 4, 2005, the Financial Accounting Standards Board posted FSP FAS 19-1, Accounting for Suspended Well Costs, to be effective for reporting periods beginning after April 4, 2005. We have adopted FSP FAS 19-1 effective as of July 1, 2005. The guidance set forth in the FSP requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the first quarter of 2008 or 2007. We did not charge any previously capitalized exploratory well costs to expense upon adoption of FSP FAS 19-1.

	Three Months ended March 31,
	2008	2007
Beginning balance at January 1	$ 0	$ 0
Additions to capitalized exploratory well costs pending the determination of proved reserves	497,005	0
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(497,005)	(0)
Ending balance at March 31	$ 0	$ 0

ROYALE ENERGY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – STOCK BASED COMPENSATION

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

At the March 12, 2008 Board of Directors meeting, directors and executive officers of Royale Energy were each granted 45,000 options to purchase common stock at an exercise or base price of $3.50 per share. These options are to be vested in three parts, the first 15,000 will vest March 31, 2008, and 15,000 in each of the next two years March 31, 2009 and March 31, 2010. They were granted for a period of four years. The Company recognized share-based compensation expense of $18,687 and $0 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements”, which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on January 1, 2008. We are currently evaluating the impact of adopting SFAS 157 on the financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), that provides an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the first fiscal year beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159 on the Company.

On December 12, 2007, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-01 “Accounting for Collaborative Arrangements”. This Issue will be effective for the fiscal year beginning January 1, 2009. This pronouncement is not expected to have a material impact on our financial statements.

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (SFAS 161), that requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a proscribed tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS 161 is effective for fiscal and interim periods beginning after November 15, 2008. This pronouncement is not expected to have a material impact on our financial statements.

NOTE 6 – FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the three months ended March 31, 2008, and 2007:

Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
Period Ended March 31, 2008
Revenues from External Customers	$ 1,716,392	$ 1,096,196	$ 2,812,588

Supervisory Fees	$ 157,953	$ -	$ 157,953

Interest Revenue	$ 9,858	$ 9,858	$ 19,716

Interest Expense	$ 41,712	$ 41,711	$ 83,423

Expenditures for Segment Assets	$ 1,582,546	$ 1,846,550	$ 3,429,096

Depreciation, Depletion, and Amortization	$ 812,102	$ 42,742	$ 854,844

Loss on Sale of Assets	$ 27,823	$ -	$ 27,823
Income Tax (Benefit)	$ (238,735)	$ (238,734)	$ (477,469)

Total Assets	$ 31,676,948	$ -	$ 31,676,948

Net Income (Loss)	$ (341,245)	$ (586,215)	$ (927,460)

	Oil and Gas Producing And Exploration	Turnkey Drilling Services	Total

Period Ended March 31, 2007
Revenues from External Customers	$ 1,685,981	$ 581,349	$ 2,267,330

Supervisory Fees	$ 201,014	$ -	$ 201,014

Interest Revenue	$ 50,493	$ -	$ 50,493

Interest Expense	$ 18,265	$ 18,265	$ 36,530

Expenditures for Segment Assets	$ 1,551,609	$ 1,382,791	$ 2,934,400

Depreciation, Depletion, and Amortization	$ 882,030	$ 46,423	$ 928,453

Income Tax (Benefit)	$ (234,268)	$ (234,268)	$ (468,536)

Total Assets	$ 28,498,146	$ -	$ 28,498,146

Net Income (Loss)	$ (280,148)	$ (631,862)	$ (912,010)

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

Results of Operations

For the first quarter of 2008, we had a net loss of $927,460 compared to the net loss of $912,010 we had during the first quarter of 2007, a $15,450 difference. This loss was the result of decreases in margin from the turnkey drilling segment of our business. Total revenues for the first quarter in 2008 were $2,990,257, an increase of $471,420 or 18.7% from the total revenues of $2,518,837 during the period in 2007. This increase was mainly due to higher turnkey drilling revenues.

In the first quarter of 2008, revenues from oil and gas production increased $30,411 or 1.8% to $1,716,392 from the 2007 first quarter revenues of $1,685,981, due to higher prices received for our oil and natural gas production. The net sales volume of natural gas for the quarter ended March 31, 2008, was approximately 175,822 Mcf with an average price of $8.22 per Mcf, versus 219,148 Mcf with an average price of $6.77 per Mcf for the first quarter of 2007. This represents a decrease in net sales volume of 43,327 Mcf or 19.8%. This decrease was mainly due to the natural declines in production from existing wells. The net sales volume for oil and condensate (natural gas liquids) production was 3,069 barrels with an average price of $88.44 per barrel for the first three months of 2008, compared to 3,886 barrels at an average price of $52.23 per barrel for the three months in 2007. This represents a decrease in net sales volume of 816 barrels, or 21%.

After the end of the first quarter, during April 2008, we activated four wells. Improved weather allowed us to put the V Canyon 20-1 and Moon Canyon #2 wells in Utah’s Uintah Basin back into production at the end of April. In California, the Gobel well went into production April 1st at a rate of 700 MCF per day. In addition, a Forbes well in the Sacramento basin was recompleted and put back into production April 15 at a rate of 600 MCF per day.

Oil and natural gas lease operating expenses decreased by $107,450 or 13.6%, to $684,062 for the quarter ended March 31, 2008, from $791,512 for the quarter in 2007. This decrease was mainly due to lower workover costs during the period in 2008. During the period in 2008 we also recorded a loss of $27,823 on the sale of unused inventoried pipe.

For the quarter ended March 31, 2008, turnkey drilling revenues increased $514,847 or 88.6% to

$1,096,196 from $581,349 in the same quarter in 2007. We also had a $390,206 or 64.6% increase in turnkey drilling and development costs to $994,686 in 2008 from $604,480 in 2007. Turnkey drilling revenues and costs increased because we drilled and completed one well during the period in 2008 and did not drill any new wells during the period in 2007. During the first and second quarters of 2008, we processed the permits on several wells in California, and we expect to participate in the drilling of one well during the second quarter 2008 and approximately five wells during the third quarter 2008.

The aggregate of supervisory fees and other income was $177,669 for quarter ended March 31, 2008, a decrease of $73,838 (29.4%) from $251,507 during the period in 2007. This decrease was due to lower interest income received on our available cash and to lower cost recovery fees on facilities due to lower natural gas production.

Depreciation, depletion and amortization expense decreased to $854,844 from $928,453, a decrease of $73,609 (7.9%) for the quarter ended March 31, 2008, as compared to the same period in 2007. This decrease in depletion expense was mainly due to the decrease in our oil and gas assets from our 2007 impairments.

General and administrative expenses decreased by $183,096 or 15.6%, from $1,174,300 for the quarter ended March 31, 2007, to $991,204 for the period in 2008. This was primarily due to our cost control measures. Marketing expense for the quarter ended March 31, 2008, decreased $22,614, or 9%, to $227,494, compared to $250,108 for the period in 2007. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $531,650 for the period, compared to $114,000 for period in 2007, a $417,650 or 366% decrease. The increase in legal and accounting expense was a result of higher legal fees due to litigation defending property rights during the period, which culminated in a trial and a successful outcome for the company in April. See Part II, Item 1, Legal Proceedings.

Interest expense increased to $83,423 for the quarter ended March 31, 2008, from $36,530 for the same period in 2007, a $46,893, or 128% increase. This was due to an increase in the usage of our bank line of credit. For the first quarters in 2008 and 2007, we had income tax benefits of $477,469 and $468,536, respectively, due to net operating losses in both periods.

Capital Resources and Liquidity

At March 31, 2008, Royale Energy had current assets totaling $7,680,911 and current liabilities totaling $14,163,875, a $6,482,964 working capital deficit. We had cash and cash equivalents at March 31, 2008, of $2,713,561 compared to $3,848,968 at December 31, 2007. During the three months ended March 31, 2008, we repaid $400,000 on our commercial bank credit line and loan.

We have a revolving line of credit under a loan agreement with Guaranty Bank, FSB, which is secured by all of our oil and gas properties. At March 31, 2008, we had outstanding indebtedness on this loan of $4,775,974, compared to $5,175,974 at December 31, 2007. We have obtained a waiver of 60 days valid through May 27, 2008, from the terms of our loan covenants as of December 31, 2007. During the period in 2008 we also converted $749,071 of accounts payable to long-term notes payable.

At March 31, 2008, our accounts receivable totaled $3,943,671, compared to $4,090,341 at December 31, 2007, a $146,670 (3.6%) decrease, primarily due to lower receivables from an industry member participating in wells we drilled at the end of 2007. At March 31, 2008, our accounts payable and accrued expenses totaled $9,907,471, a decrease of $172,563 or 1.7% from the accounts payable at December 31, 2007, of $10,080,034, mainly due to our conversion of $749,071 accounts payable to long-term notes payable during the period in 2008, offset by an increase in our trade accounts payable related to drilling activities during the period during 2008.

We ordinarily fund our operations and cash needs from cash flows generated from operations. We believe that we have sufficient liquidity for the remainder of 2008 and do not foresee any liquidity demands that cannot be met from cash flow or financing activities.

Operating Activities. For the quarter ended March 31, 2008, cash provided by operating activities totaled $746,608 compared to $481,584 for the same period in 2007, a $265,024 or 55% increase. This increase in cash provided was due to an increase in accounts payables from the increased drilling activity during the period in 2008.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $1,482,015 for the period in 2008, compared to $320,128 used by investing activities for the same period in 2007, a $1,161,887 or 363% increase in cash used.  This increased capital acquisition was due to increased drilling expenditures during the period in 2008, in addition to a new exploratory well being drilled there were higher completion costs on a well drilled at the end of the year in 2007.

Financing Activities. For the three months ended March 31, 2008, cash used by financing activities was $400,000 compared to $2,690,094 used by financing activities for the same period in 2007. This difference was primarily due to increased principal payments on our commercial bank line of credit and loan during the period in 2007 when compared to 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production. The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production. Prices have been volatile for the last few years, and we expect that volatility to continue. Monthly average natural gas prices ranged from a low of $7.89 per Mcf to a high of $9.37 per Mcf for the first three months of 2008. We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.   Controls and Procedures

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2008.

No changes occurred in our internal control over financial reporting during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1 Legal Proceedings

Pioneer Exploration Ltd v. Royale Energy, No. 56969, Superior Court of Tehama County, California. On February 15, 2006, Pioneer Exploration, Ltd., filed suit against Royale Energy for declaratory relief and money damages related to certain properties covered by a joint operating agreement between the plaintiff and Royale Energy. The dispute stemmed from the assignment of interest from Blue Star Resources to Pioneer Exploration Ltd, and the resulting rights of Pioneer under the operating agreement. Pioneer alleged that Royale did not have the right to directionally drill a well in which Pioneer was a participant, and that Pioneer should have an interest in the drilling of one other well.

In April 2008, the lawsuit brought by Pioneer Exploration went to trial.  Pioneer Exploration dropped many of its claims, and the jury found in favor of Royale Energy on all breach of contract claims, with the exception of an award of $1 in nominal damages with regard to Royale Energy's charges for compressors.  Certain of the claims brought by Pioneer Exploration will be decided by the judge, in particular the claim that Pioneer Exploration owns 14.29% of the 8-16 Well.  No decision has yet been rendered by the judge, but Royale Energy is hopeful that the decision will be favorable to it.

Item 1A Risk Factors

There were no changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, during the first three months of 2008.

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

ROYALE ENERGY, INC.

Date: May 15, 2008	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Date: May 15, 2008	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer