Form 10-Q
period 2008-06-30
ROYALE ENERGY INC
filed 2008-07-31
CIK 864839

____________________________________________________________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008	Commission File No. 000-22750

ROYALE ENERGY, INC.

(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer __	Accelerated filer __
Non-accelerated filer __	Smaller reporting company X

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes   ☐     No   ☒

At June 30, 2008, a total of 8,503,448 shares of registrant’s common stock were outstanding.

-ii-

PART I.	FINANCIAL INFORMATION

Item 1.   Financial Statements

ROYALE ENERGY, INC.

BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$ 8,210,146	$ 3,848,968
Accounts receivable	3,397,962	4,090,341
Prepaid expenses	1,575,356	673,453
Deferred tax asset	217,586	217,586
Inventory	192,290	344,339

Total Current Assets	13,593,340	9,174,687

Investments	6,946	6,946

Oil and Gas Properties at cost, (successful efforts
basis), Equipment and Fixtures	23,084,593	23,389,741

TOTAL ASSETS:	$ 36,684,879	$ 32,571,374

See notes to unaudited financial statements

ROYALE ENERGY, INC.

BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 8,305,521	$ 10,080,034
Deferred revenue from turnkey drilling	7,304,653	3,947,097
Total Current Liabilities	15,610,174	14,027,131

Noncurrent Liabilities
Asset retirement obligation	413,224	402,278
Deferred tax liability	486,361	581,181
Long-term debt, net of current portion	4,090,166	5,175,974
Total Noncurrent Liabilities	4,989,751	6,159,433

Total Liabilities	20,599,925	20,186,564

Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares, 8,536,535 and 7,951,746 shares issued; 8,503,448 and 7,918,659 shares outstanding, respectively	23,341,961	19,511,963
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 57,416 and 57,416 shares issued and outstanding, respectively	167,979	167,979
Accumulated Deficit	(7,307,923)	(7,140,695)

Total common stock, preferred stock and accumulated deficit	16,202,017	12,539,247
Less cost of treasury stock, 33,087 and 33,087 shares	(181,012)	(181,012)
Additional paid in capital	63,949	26,575

Total Stockholders' Equity	16,084,954	12,384,810

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY:	$ 36,684,879	$ 32,571,374

See notes to unaudited financial statements

ROYALE ENERGY, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Sale of Oil and Gas	$2,373,783	$1,568,033	$4,090,175	$3,254,014
Turnkey drilling	2,156,440	2,233,282	3,252,636	2,814,631
Supervisory Fees and Other	180,344	267,905	358,013	519,412
Total Revenues	4,710,567	4,069,220	7,700,824	6,588,057

Costs and Expenses:
General and Administrative	1,033,349	1,101,644	2,024,553	2,275,944
Turnkey Drilling and Development	83,896	832,804	1,078,582	1,437,284
Lease Operating	587,612	590,863	1,271,674	1,382,375
Lease Impairment	50,104	1,964	50,104	1,964
Legal and Accounting	474,134	170,404	1,005,784	284,404
Marketing	311,526	507,089	539,020	757,197
Depreciation, Depletion and Amortization	950,881	939,361	1,805,725	1,867,814
Total Costs and Expenses	3,491,502	4,144,129	7,775,442	8,006,982

Loss on Sale of assets	0	(44,931)	(27,823)	(44,931)
Income (Loss) From Operations	1,219,065	(119,840)	(102,441)	(1,463,856)

Other Expense:
Interest expense	66,686	38,176	150,109	74,706

Income Before Income Tax Expense	1,152,379	(158,016)	(252,550)	(1,538,562)
Income tax expense (provision)	392,149	(52,666)	(85,320)	(521,202)

Net Income (Loss)	$760,230	($105,350)	($167,230)	($1,017,360)

Diluted Earnings Per Share	$0.09	($0.01)	($0.02)	($0.13)

Basic Earnings Per Share	$0.09	($0.01)	($0.02)	($0.13)

See notes to unaudited financial statements

ROYALE ENERGY, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (167,230)	$ (1,017,360)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	1,805,725	1,867,814
Loss on Sale of Assets Lease Impairment	27,823 50,104	44,931 1,964
Compensation Expense – Director’s Stock Options (Increase) Decrease in:	37,374	12,752
Accounts receivable	692,379	(659,072)
Prepaid expenses and other assets	(749,854)	1,448,518
Increase (Decrease) in:
Accounts payable and accrued expenses	(849,375)	(920,784)
Deferred revenues – DWI	3,357,556	1,856,846
Deferred income taxes	(94,820)	(526,298)

Net Cash Provided by Operating Activities	$ 4,109,682	$ 2,109,311

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas properties and
other capital expenditures	(1,730,854)	(1,420,963)
Proceeds from Sale of Assets	152,351	117,870

Net Cash Used by Investing Activities	(1,578,503)	(1,303,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(2,000,000)	(2,293,045)
Dividends Paid Proceeds from Issuance of Common Stock Proceeds from Stock Option Exercise	0 3,724,999 105,000	(397,049) 0 0

Net Cash Provided (Used) by Financing Activities	1,829,999	(2,690,094)

Net increase (decrease) in cash and cash equivalents	4,361,178	(1,883,876)
Cash at beginning of period	3,848,968	7,377,604
Cash at end of period	$ 8,210.146	$ 5,493,728
SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 150,728	$ 99,372
Cash paid for taxes	$ 9,500	$ 505,096
SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES:
Conversion of accounts payable to long-term note payable	$ 914,192	$ 0

See notes to unaudited financial statements

ROYALE ENERGY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The results of operations for the six month period are not, in management’s opinion, indicative of the results to be expected for a full year of operations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report.

NOTE 2 – EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Six Months ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$ (167,230)	7,983,559	$ (0.02)

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net income available to common stock	$ (167,230)	7,983,559	$ (0.02)

	For the Six Months ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$ (1,017,360)	7,917,544	$ (0.13)

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net income available to common stock	$ 1,017,360)	7,917,544	$ (0.13)

ROYALE ENERGY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	June 30, 2008	December 31, 2007
Oil and Gas
Producing properties, including drilling costs	$ 34,049,476	$ 32,479,353
Undeveloped properties	2,830,621	2,974,647
Lease and well equipment	8,130,751	8,069,725
	45,010,848	43,523,725
Accumulated depletion, depreciation & amortization	(22,856,865)	(21,098,694)
	22,153,983	22,425,031
Commercial and Other
Real estate, including furniture and fixtures	$ 503,344	$ 503,344
Vehicles	313,460	313,460
Furniture and equipment	1,220,445	1,200,852
	2,037,249	2,017,656
Accumulated depreciation	(1,106,639)	(1,052,946)
	930,610	964,710

	$ 23,084,593	$ 23,389,741

On April 4, 2005, the Financial Accounting Standards Board posted FSP FAS 19-1, Accounting for Suspended Well Costs, to be effective for reporting periods beginning after April 4, 2005. We have adopted FSP FAS 19-1 effective as of July 1, 2005. The guidance set forth in the FSP requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the first six months of 2008 or 2007. We did not charge any previously capitalized exploratory well costs to expense upon adoption of FSP FAS 19-1.

	Six Months ended June 30,
	2008	2007
Beginning balance at January 1	$ 0	$ 0
Additions to capitalized exploratory well costs pending the determination of proved reserves	497,889	360,815
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(497,889)	(360,815)
Ending balance at June 30	$ 0	$ 0

ROYALE ENERGY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – STOCK BASED COMPENSATION

Royale Energy has a stock-based compensation plan. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006, is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123.

At the March 12, 2008, Board of Directors meeting, directors and executive officers of Royale Energy were each granted 45,000 options to purchase common stock at an exercise or base price of $3.50 per share. These options are to be vested in three parts, the first 15,000 have vested March 31, 2008, and 15,000 that will vest in each of the next two years March 31, 2009 and 2010. They were granted for a period of four years. The Company recognized share-based compensation expense of $37,374 and $0 for the six months ended June 30, 2008 and 2007, respectively.

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (SFAS 161), that requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a proscribed tabular presentation of derivative data, financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39, and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS 161 is effective for fiscal and interim periods beginning after November 15, 2008. This pronouncement is not expected to have a material impact on our financial statements.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the six months ended June 30, 2008 and 2007:

Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
Six Months Ended June 30, 2008
Revenues from External Customers	$ 4,090,175	$ 3,252,636	$ 7,342,811

Supervisory Fees	$ 311,825	$ -	$ 311,825

Interest Revenue	$ 23,094	$ 23,094	$ 46,188

Interest Expense	$ 75,055	$ 75,054	$ 150,109

Expenditures for Segment Assets	$ 3,059,573	$ 2,860,040	$ 5,919,613

Depreciation, Depletion, and Amortization	$ 1,715,439	$ 90,286	$ 1,805,725

Lease Impairment	$ 25,052	$ 25,052	$ 50,104

Loss on Sale of Assets	$ 27,823	$ -	$ 27,823
Income Tax (Benefit)	$ (42,660)	$ (42,660)	$ (85,320)

Total Assets	$ 36,684,879	$ -	$ 36,684,879

Net Income (Loss)	$ (435,188)	$ 267,958	$ (167,230)

	Oil and Gas Producing And Exploration	Turnkey Drilling Services	Total

Six months Ended June 30, 2007
Revenues from External Customers	$ 3,254,014	$ 2,814,631	$ 6,068,645

Supervisory Fees	$ 412,817	$ -	$ 412,817

Interest Revenue	$ 106,595	$ -	$ 106,595

Interest Expense	$ 37,353	$ 37,353	$ 74,706

Expenditures for Segment Assets	$ 2,892,980	$ 3,244,224	$ 6,137,204

Depreciation, Depletion, and Amortization	$ 1,774,423	$ 93,391	$ 1,867,814
Lease Impairment	$ 982	$ 982	$ 1,964
Loss on Sale of Assets	$ 22,466	$ 22,465	$ 44,931

Income Tax (Benefit)	$ (260,601)	$ (260,601)	$ (521,202)

Total Assets	$ 30,430,266	$ -	$ 30,430,266

Net Income (Loss)	$ (694,177)	$ (323,183)	$ (1,017,360)

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

Results of Operations

During the second quarter ended June 30, 2008, we had a net profit of $760,230 compared to the net loss of $105,350 we had during the second quarter of 2007, an $865,580 difference. Moreover, total revenue for the second quarter of 2008 increased by $641,347 from $4,069,220 in 2007 to $4,710,567 in 2008. These increases in profit and total revenue are the result of increased oil and gas production revenues. Our operating income for the quarter ended June 30, 2008 also increased to $1,219,065 from an operating loss of $119,840 for the same period in 2007, and increase of $1,338,905. The increase in operating income was the result of higher oil and gas production revenues and lower turnkey drilling and development expenses for the period.

For the first six months of 2008, we had a net loss of $167,230 compared to a net loss of $1,017,360 during the first six months of 2007, an $850,130 difference. This improvement was the result of increases in both of our sectors, oil and natural gas production and turnkey drilling. Total revenues for the first six months in 2008 were $7,700,824, an increase of $1,112,767, or 16.9%, from the total revenues of $6,588,057 during the same period in 2007, again because of increases oil and gas revenues and turnkey drilling revenues.

In the first six months of 2008, revenues from oil and gas production increased $836,161 or 25.7% to $4,090,175 from the 2007 first half revenues of $3,254,014, due to higher prices received for our oil and natural gas production. The net sales volume of natural gas for the six months ended June 30, 2008, was approximately 368,127 Mcf with an average price of $9.45 per Mcf, versus 408,435 Mcf with an average price of $6.89 per Mcf for the first six months of 2007. This represents a decrease in net sales volume of 40,308 Mcf or 9.9%, mainly due to the natural declines in production from existing wells. For the quarter ended June 30, 2008, we produced 190,980 Mcf with an average price of $10.59 per Mcf versus 187,878 Mcf produced during the same quarter in 2007 with an average price of $7 per Mcf, or a 51.3% increase in the average price per Mcf. The net sales volume for oil and condensate (natural gas liquids) was 6,279 barrels with an average price of $97.60 per barrel for the first six months of 2008, compared to 7,989 barrels at an average price of $55.20 per barrel for the first six months in 2007. This represents a decrease in net sales volume of 1,710 barrels, or 21.4%. For the second quarter of 2008, oil and condensate produced decreased 845 barrels, or 22%, from 3,847 barrels produced in 2007 to 3,002 barrels produced in the same period in 2008. This decrease was mainly due to the natural declines in production from existing wells.

Oil and natural gas lease operating expenses decreased by $110,701 or 8%, to $1,271,674 for the six months ended June 30, 2008, from $1,382,375 for the same period in 2007. For the second quarter 2008, lease operating expenses decreased $3,251 over the same period in 2007. These decreases were mainly due to lower workover costs during the period in 2008.

For the six months ended June 30, 2008, turnkey drilling revenues increased $438,005 or 15.6% to $3,252,636 from $2,814,631 during the same period in 2007. We also had a $358,702 or 25% decrease in turnkey drilling and development costs to $1,078,582 in 2008 from $1,437,284 in 2007. In the second quarter of 2008, turnkey drilling revenues decreased $76,842, or 3.4% as well as related costs by $748,908, or 90%, over the same quarter in 2007. Turnkey drilling revenues increased due to higher direct working interest sales for the period in 2008. Turnkey drilling costs decreased because we drilled and completed one well during the period in 2008, while in 2007 three wells were drilled during the same period. We expect drilling activity to increase during the third quarter of 2008. Since June 30, we have participated in the drilling of one well which has already been completed, and we have begun to drill a second well which was spuded on July 18, 2008. Moreover, we processed the permits on several wells in California and Utah, and we expect to drill approximately three additional wells and to participate in drilling one additional well during the third quarter of 2008.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense. Impairment losses of $50,104 and $1,964 were recorded in the first six months of 2008 and 2007, respectively. These impairments were mainly due to various lease and land costs that were no longer viable. During the period in 2008, we also recorded a loss of $27,823 on the sale of a non-oil and gas asset.

The aggregate of supervisory fees and other income was $358,013 for the six months ended June 30, 2008, a decrease of $161,399 (31%) from $519,412 during the same period in 2007. Second quarter supervisory fees and other income decreased $87,561, or 32.7%, to $180,344 from $267,905 in 2007. These decreases were due to lower interest income received on our available cash and to lower cost recovery fees on facilities as the result of lower natural gas production.

Depreciation, depletion and amortization expense decreased to $1,805,725 from $1,867,814, a decrease of $62,089 (3.3%) for the six months ended June 30, 2008, as compared to the same period in 2007. This decrease in depletion expense was mainly due to the decrease in our oil and gas assets from our 2007 impairments.

General and administrative expenses decreased by $251,391 or 11%, from $2,275,944 for the six months ended June 30, 2007, to $2,024,553 for the period in 2008. Second quarter 2008 general and administrative expense decreased $68,295, or 6.2% from $1,101,644 in 2007 compared to $1,033,349 in 2008. Theses decreases were primarily due to our cost control measures.

Marketing expense for the two quarters ended June 30, 2008, decreased $218,177, or 28.8%, to $539,020, compared to $757,197 for the same period in 2007. For the second quarter, marketing expenses decreased $195,563, or 38.6%, to $311,526 from $507,089 for the same period in 2007. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $1,005,784 for the six months of 2008, compared to $284,404 for same period in 2007, a $721,380 or 254% increase. For the second quarter, legal and accounting expenses increased by $303,730, or 178% from the previous period last year. The increase in legal and accounting expense was a result of higher legal fees due to litigation defending property rights during the period, which culminated in a trial and a successful outcome for the company in April. See Part II, Item 1, Legal Proceedings.

Interest expense increased to $150,109 for the two quarters ended June 30, 2008, from $74,706 for the same period in 2007, a $75,403, or 101% increase. This was due to an increase in the usage of our bank line of credit. For the same periods in 2008 and 2007, we also had income tax benefits of $85,320 and $521,202, respectively, due to net operating losses in both periods.

Capital Resources and Liquidity

At June 30, 2008, Royale Energy had current assets totaling $13,593,340 and current liabilities totaling $15,610,174, for a $2,016,834 working capital deficit. We had cash and cash equivalents at June 30, 2008 of $8,210,146 compared to $3,848,968 at December 31, 2007. During the six months ended June 30, 2008, we repaid $2,000,000 on our commercial bank credit line and loan.

We have a revolving line of credit under a loan agreement with Guaranty Bank, FSB, which is secured by all of our oil and gas properties. At June 30, 2008, we had outstanding indebtedness on this loan of $3,175,974, compared to $5,175,974 at December 31, 2007. We have obtained a waiver valid through November 15, 2008, from the terms of our loan covenants as of December 31, 2007. During the period in 2008 we also converted $914,192 of accounts payable to long-term notes payable.

At June 30, 2008, our accounts receivable totaled $3,397,962, compared to $4,090,341 at December 31, 2007, a $692,379 (16.9%) decrease, primarily due to lower receivables from an industry member participating in wells we drilled at the end of 2007. At June 30, 2008, our accounts payable and accrued expenses totaled $8,305,521, a decrease of $1,774,513 or 17.6% from the accounts payable at December 31, 2007, of $10,080,034. This decrease was due to our conversion of $914,192 accounts payable to long-term notes payable during the period in 2008, aided by the payments on other trade account payables.

We ordinarily fund our operations and cash needs from cash flows generated from operations. We believe that we have sufficient liquidity for the remainder of 2008 and do not foresee any liquidity demands that cannot be met from cash flow or financing activities.

Operating Activities. For the two quarters ended June 30, 2008, cash provided by operating activities totaled $4,109,682 compared to $2,109,311 for the same period in 2007, a $2,000,371 or 94.8% increase. This increase in cash provided was due to a decrease in our accounts receivable and an increase in direct working interest sales during the period in 2008.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $1,578,503 for the first six months of 2008, compared to $1,303,093 used by investing activities for the same period in 2007, a $275,410 or 21.1% increase in cash used.  This increased capital acquisition was due to an increase in drilling expenditures during the period in 2008.

Financing Activities. For the six months ended June 30, 2008, cash provided by financing activities was $1,829,999 compared to $2,690,094 used by financing activities for the same period in 2007, a $4,520,093 difference. In the second quarter of 2008 we received net proceeds of $3,724,999 from the sale of common stock and warrants to one investor in a private placement. The proceeds were used to pay $2,000,000 to reduce long term debt payments and for working capital. We also received $105,000 from the exercise of stock options.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production. The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production. Prices have been volatile for the last few years, and we expect that volatility to continue. Monthly average natural gas prices ranged from a low of $7.89 per Mcf to a high of $12.02 per Mcf for the first six months of 2008. We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.   Controls and Procedures

As of June 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2008.

No changes occurred in our internal control over financial reporting during the six months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1  Legal Proceedings

Pioneer Exploration Ltd v. Royale Energy, No. 56969, Superior Court of Tehama County, California. On February 15, 2006, Pioneer Exploration, Ltd., filed suit against Royale Energy for declaratory relief and money damages related to certain properties covered by a joint operating agreement between the plaintiff and Royale Energy. The dispute stemmed from the assignment of interest from Blue Star Resources to Pioneer Exploration Ltd, and the resulting rights of Pioneer under the operating agreement. At trial, Pioneer also alleged that Pioneer should have an interest in another well previously drilled on the property.

In April 2008, the lawsuit brought by Pioneer Exploration went to trial.  Pioneer Exploration dropped many of its claims, and the jury found in favor of Royale Energy on all breach of contract claims, with the exception of an award of $1 in nominal damages with regard to Royale Energy's charges for compressors.  In a written decision issued on July 17, 2008, the superior court also denied Pioneer Exploration’s claim to have an interest in the previously drilled well.

Item 1A Risk Factors

There were no changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, during the first six months of 2008.

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

ROYALE ENERGY, INC.

Date: July 30, 2008	/s/ Donald H. Hosmer
Donald H. Hosmer, President and Chief Executive Officer

Date: July 30, 2008	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Executive Vice President and Chief Financial Officer