Form 10-Q
period 2008-09-30
ROYALE ENERGY INC
filed 2008-11-03
CIK 864839

_____________________________________________________________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008	Commission File No. 000-22750

ROYALE ENERGY, INC.

(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer __	Accelerated filer __
Non-accelerated filer __	Smaller reporting company X

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes   ☐     No   ☒

At September 30, 2008, a total of 8,505,630 shares of registrant’s common stock were outstanding.

-ii-

PART I.	FINANCIAL INFORMATION

Item 1.   Financial Statements

ROYALE ENERGY, INC.

BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$ 6,663,717	$ 3,848,968
Accounts receivable	4,542,624	4,090,341
Prepaid expenses	1,231,933	673,453
Deferred tax asset Investments (available for sale)	217,586 177,533	217,586 0
Inventory	182,219	344,339

Total Current Assets	13,015,612	9,174,687

Other assets	6,946	6,946

Oil and Gas Properties at cost, (successful efforts
basis), Equipment and Fixtures	21,756,031	23,389,741

TOTAL ASSETS:	$ 34,778,589	$ 32,571,374

See notes to unaudited financial statements

ROYALE ENERGY, INC.

BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 5,001,620	$ 10,080,034
Deferred revenue from turnkey drilling	8,152,540	3,947,097
Total Current Liabilities	13,154,160	14,027,131

Noncurrent Liabilities
Asset retirement obligation	429,961	402,278
Deferred tax liability	1,172,030	581,181
Long-term debt, net of current portion	2,575,974	5,175,974
Total Noncurrent Liabilities	4,177,965	6,159,433

Total Liabilities	17,332,125	20,186,564

Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares, 8,538,717 and 7,951,746 shares issued; 8,505,630 and 7,918,659 shares outstanding, respectively	23,355,926	19,511,963
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 52,784 and 57,416 shares issued; 52,784 and 54,416 shares outstanding, respectively	154,014	167,979
Accumulated Deficit	(5,934,434)	(7,140,695)
Accumulated Other Comprehensive Loss	(30,666)	0
Total common stock, preferred stock and accumulated deficit	17,544,840	12,539,247
Less cost of treasury stock, 33,087 and 33,087 shares	(181,012)	(181,012)
Additional paid in capital	82,636	26,575

Total Stockholders' Equity	17,446,464	12,384,810

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY:	$ 34,778,589	$ 32,571,374

See notes to unaudited financial statements

ROYALE ENERGY, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$1,745,103	$1,298,165	$5,835,278	$4,552,179
Turnkey drilling	3,016,909	3,207,261	6,269,545	6,021,892
Supervisory Fees and Other	196,310	271,813	554,323	791,225
Total Revenues	4,958,322	4,777,239	12,659,146	11,365,296

Costs and Expenses:
General and Administrative	1,016,682	1,069,442	3,041,235	3,345,386
Turnkey Drilling and Development	1,847,797	1,519,535	2,926,379	2,956,819
Geological and Geophysical Expense	0	0	0	0
Lease Operating	590,210	587,772	1,861,884	1,970,147
Lease Impairment	770,862	32,930	820,966	34,894
Legal and Accounting	61,413	345,076	1,067,197	629,480
Marketing	377,605	323,434	916,625	1,080,631
Depreciation, Depletion and Amortization	795,897	1,037,210	2,601,622	2,905,024
Total Costs and Expenses	5,460,466	4,915,399	13,235,908	12,922,381

Gain (Loss) on Sale of assets	2,630,400	0	2,602,577	(44,931)

Income (Loss) From Operations	2,128,256	(138,160)	2,025,815	(1,602,016)
Other Expense:
Interest expense	45,299	41,729	195,408	116,435

Income Before Income Tax Expense	2,082,957	(179,889)	1,830,407	(1,718,451)
Income tax provision	709,466	(58,764)	624,146	(579,966)

Net Income Before Cumulative Effect of Accounting Chg	1,373,491	(121,125)	1,206,261	(1,138,485)
Cumulative Effect of Accounting Change	0	0	0	0

Net Income (Loss)	$1,373,491	($121,125)	$1,206,261	($1,138,485)

Diluted Earnings Per Share	$0.16	($0.02)	$0.15	($0.14)

Basic Earnings Per Share	$0.16	($0.02)	$0.15	($0.14)

Other Comprehensive Income
Unrealized Loss on Equity Securities	(53,267)	0	(53,267)	0
Less: Reclassification Adjustment for Losses
Included in Net Income	6,804	0	6,804	0
Other Comprehensive Loss, before tax	(46,463)	0	(46,463)	0
Income Tax Benefit Related to Items of
Other Comprehensive Loss	(15,797)	0	(15,797)	0
Other Comprehensive Loss, net of tax	(30,666)	0	(30,666)	0

Comprehensive Income (Loss)	1,342,825	(121,125)	1,175,595	(1,138,485)

See notes to unaudited financial statements

ROYALE ENERGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,206,261	($1,138,485)
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	2,601,622	2,905,024
Lease Impairment	820,966	34,894
(Gain) Loss on Sale of Assets	(2,602,577)	44,931
Realized Loss on Equity Securities	6,804	0
Bad Debt Expense	0	0
Compensation Expense - Director's Stock Options	56,061	12,752
(Increase) Decrease in:
Accounts Receivable	(452,283)	(64,548)
Prepaid Expenses and Other Assets	(396,360)	1,498,098
Increase (Decrease) in:
Accounts Payable and Accrued expenses	(5,050,731)	994,466
Deferred Revenues - DWI	4,205,443	668,029
Deferred Income Taxes	606,646	(651,123)
Net Cash Provided by Operating Activities	1,001,852	4,304,038

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties
and Other Capital Expenditures	(4,885,213)	(5,192,002)
Proceeds from Sale of Assets	5,698,911	117,870
Purchase of Equity Securities	(250,440)
Sale of Equity Securities	19,641	0
Net Cash Used by Investing Activities	582,899	(5,074,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	0	0
Principal Payments on Long-Term Debt	(2,600,000)	(2,318,045)
Dividends Paid	0	(397,049)
Proceeds from Issuance of Common Stock	3,724,999	0
Proceeds from Stock Options Exercise	105,000	0
Net Cash Provided (Used) by Financing Activities	1,229,999	(2,715,094)

Net Increase (Decrease) in Cash and Cash Equivalents	2,814,749	(3,485,188)

Cash at Beginning of Year	3,848,968	7,377,604

Cash at End of Period	$6,663,717	$3,892,416

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$200,535	$141,564

Cash Paid for Taxes	$17,500	$571,157

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING & FINANCING ACTIVITIES:
Conversion of Series AA Stock to Common Stock	$13,965	$0

See notes to unaudited financial statements

ROYALE ENERGY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normally recurring adjustments, necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The results of operations for the nine month period are not, in management’s opinion, indicative of the results to be expected for a full year of operations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report.

NOTE 2 – EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Nine Months ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$ 1,206,261	8,158,570	$ 0.15

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	0	49,309	0.00

Net income available to common stock	$ 1,206,261	8,207,879	$ 0.15

	For the Nine Months ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$ (1,138,485)	7,917,543	$ (0.14)

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net income available to common stock	$ (1,138,485)	7,917,543	$ (0.14)

ROYALE ENERGY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	September 30, 2008	December 31, 2007
Oil and Gas
Producing properties, including drilling costs	$ 32,860,371	$ 32,479,353
Undeveloped properties	3,172,796	2,974,647
Lease and well equipment	8,064,201	8,069,725
	44,097,368	43,523,725
Accumulated depletion, depreciation & amortization	(23,256,028)	(21,098,694)
	20,841,340	22,425,031
Commercial and Other
Real estate, including furniture and fixtures	$ 503,344	$ 503,344
Vehicles	313,460	313,460
Furniture and equipment	1,231,438	1,200,852
	2,048,242	2,017,656
Accumulated depreciation	(1,133,551)	(1,052,946)
	914,691	964,710

	$ 21,756,031	$ 23,389,741

On April 4, 2005, the Financial Accounting Standards Board posted FSP FAS 19-1, Accounting for Suspended Well Costs, to be effective for reporting periods beginning after April 4, 2005. We have adopted FSP FAS 19-1 effective as of July 1, 2005. The guidance set forth in the FSP requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the first nine months of 2008 or 2007.

	Nine Months ended September 30,
	2008	2007
Beginning balance at January 1	$ 0	$ 0
Additions to capitalized exploratory well costs pending the determination of proved reserves	497,889	2,100,508
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(497,889)	(2,100,508)
Ending balance at September 30	$ 0	$ 0

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

At the March 12, 2008, Board of Directors meeting, directors and executive officers of Royale Energy were each granted 45,000 options to purchase common stock at an exercise or base price of $3.50 per share. These options are to be vested in three parts; the first 15,000 have vested March 31, 2008, and 15,000 that will vest in each of the next two years March 31, 2009 and 2010. They were granted for a period of four years. The Company recognized share-based compensation expense of $56,061 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

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

In December 2007, the FASB issued SFAS 141(R), “Business Combinations -- a Replacement of FASB Statement No. 141”, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We are currently evaluating the impact on the financial statements.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the nine months ended September 30, 2008 and 2007:

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
	----------------	---------------	----------------
Nine Months Ended September 30, 2008:
Revenues from External Customers	$5,835,278	$6,269,545	$12,104,823

Supervisory Fees	$473,489	$0	$473,489

Interest Revenue	$0	$80,834	$80,834

Interest Expense	$97,704	$97,704	$195,408

Expenditures for Segment Assets	$4,285,859	$5,527,461	$9,813,320

DD&A	$2,471,541	$130,081	$2,601,622

Lease Impairment	$410,483	$410,483	$820,966

Gain (Loss) on Sale of Assets	$2,602,577	$0	$2,602,577

Income Tax Expense (Benefit)	$312,073	$312,073	$624,146

Total Assets	$34,778,589	$0	$34,778,589

Net Income	$1,333,684	($127,423)	$1,206,261

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
	-----------------	---------------	-----------------
Nine Months Ended September 30, 2007:
Revenues from External Customers	$4,552,179	$6,021,892	$10,574,071

Supervisory Fees	$631,909		$631,909

Interest Revenue	$159,316		$159,316

Interest Expense	$58,218	$58,217	$116,435

Expenditures for Segment Assets	$4,315,318	$5,667,145	$9,982,463

DD&A	$2,759,773	$145,251	$2,905,024

Lease Impairment	$17,447	$17,447	$34,894

Gain (Loss) on Sale of Assets	($22,466)	($22,465)	($44,931)

Income Tax Expense (Benefit)	($289,983)	($289,983)	($579,966)

Total Assets	$30,885,749		$30,885,749

Net Income	($1,539,835)	$401,350	($1,138,485)

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

Results of Operations

During the third quarter ended September 30, 2008, we had a net profit of $1,373,491 compared to the net loss of $121,125 we had during the third quarter of 2007, a $1,494,616 difference. Our increase in net profit is attributed to a gain from the sale of assets. Moreover, total revenue for the third quarter of 2008 increased by $181,083 from $4,777,239 in 2007 to $4,958,322 in 2008. This increase in total revenue is the result of an increase in oil and gas production revenues. Our operating income for the quarter ended September 30, 2008 also increased to $2,128,256 from an operating loss of $138,160 for the same period in 2007, an increase of $2,266,416. The increase in operating income was also due to a gain from the sale of assets.

For the first nine months of 2008, we had a net income of $1,206,261 compared to a net loss of $1,138,485 during the first nine months of 2007, a $2,344,746 difference. This improvement was the result of increases in both of our sectors, oil and natural gas production and turnkey drilling. In addition, the increase in our net income is also attributed to a gain from the sale of assets. Total revenues for the first nine months in 2008 were $12,659,146, an increase of $1,293,850 or 11.4%, from the total revenues of $11,365,296 during the same period in 2007 due to increases oil and gas revenues and turnkey drilling revenues.

In the first nine months of 2008, revenues from oil and gas production increased $1,283,099 or 28.2% to $5,835,278 from $4,552,179 for the same period in 2007 due to higher prices received for our oil and natural gas production. The net sales volume of natural gas for the nine months ended September 30, 2008, was approximately 535,777 Mcf with an average price of $9.13 per Mcf, versus 600,579 Mcf with an average price of $6.51 per Mcf for the first nine months of 2007. This represents a decrease in net sales volume of 64,802 Mcf or 10.8%, mainly due to the natural declines in production from existing wells. For the quarter ended September 30, 2008, we produced 158,323 Mcf with an average price of $8.31 per Mcf versus 190,962 Mcf produced during the same quarter in 2007 with an average price of $5.74 per Mcf, or a 45% increase in the average price per Mcf. The net sales volume for oil and condensate (natural gas liquids) was 9,029 barrels with an average price of $104.77 per barrel for the first nine months of 2008, compared to 10,872 barrels at an average price of $58.87 per barrel for the first nine months in 2007. This represents a decrease in net sales volume of 1,843 barrels, or 16.9%. For the third quarter of 2008, oil and condensate production decreased 466 barrels, or 15.1%, from 3,090 barrels produced in 2007 to 2,623 barrels produced in the same period in 2008. This decrease was mainly due to the natural declines in production from existing wells.

Oil and natural gas lease operating expenses decreased by $108,263 or 5.5%, to $1,861,884 for the nine months ended September 30, 2008, from $1,970,147 for the same period in 2007. This decrease was mainly due to lower workover costs during the period in 2008. For the third quarter 2008, lease operating expenses increased $2,438 over the same period in 2007.

For the nine months ended September 30, 2008, turnkey drilling revenues increased $247,653 or 4.1% to $6,269,545 from $6,021,892 during the same period in 2007. We also had a $30,440 or 1% decrease in turnkey drilling and development costs to $2,926,379 in 2008 from $2,956,819 in 2007. In the third quarter of 2008, turnkey drilling revenues decreased $190,352, or 5.9%, while turnkey drilling and development costs increased by $328,262, or 21.6%, over the same quarter in 2007. Turnkey drilling revenues decreased in the third quarter due to lower turnkey revenues from the wells drilled during the period in 2008 compared to the wells drilled during the same period in 2007. Turnkey drilling costs increased because we drilled and completed three wells during the third quarter of 2008, while in the same period in 2007 two wells were drilled. We expect drilling activity to increase during the fourth quarter of 2008. Prior to September 30, we began drilling one well in Utah and in mid October started drilling another well in California. We also processed the permits on three additional wells in California and one in Utah. In total, we expect to drill approximately four wells during the fourth quarter of 2008.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense. Impairment losses of $820,966 and $34,894 were recorded in the first nine months of 2008 and 2007, respectively. These impairments were mainly due to various lease and land costs that were no longer viable.

In September 2008, the company sold its Rio Bravo field located in Kern County, California for $4.75 million, resulting in a net gain from the sale of $2,637,203. During the first quarter in 2008, we also recorded a loss of $27,823 on the sale of a non-oil and gas asset.

The aggregate of supervisory fees and other income was $554,323 for the nine months ended September 30, 2008, a decrease of $236,902 (29.9%) from $791,225 during the same period in 2007. Third quarter supervisory fees and other income decreased $75,503, or 27.8%, to $196,310 from $271,813 in 2007. These decreases were due to lower interest income received on our available cash and lower cost recovery fees on facilities as the result of lower natural gas production.

Depreciation, depletion and amortization expense decreased to $2,601,622 from $2,905,024, a decrease of $303,402 (10.4%) for the nine months ended September 30, 2008, as compared to the same period in 2007. This decrease in depletion expense was mainly due to the decrease in our oil and gas assets from our 2007 impairments.

General and administrative expenses decreased by $304,151 or 9.1%, from $3,345,386 for the nine months ended September 30, 2007, to $3,041,235 for the period in 2008. Third quarter 2008 general and administrative expense decreased $52,760, or 4.9% from $1,069,442 in 2007 compared to $1,016,682 in 2008. These decreases were primarily due lower employee related travel and insurance costs due to our cost control measures.

Marketing expense for the three quarters ended September 30, 2008, decreased $164,006, or 15.2%, to $916,625, compared to $1,080,631 for the same period in 2007. For the third quarter,

marketing expenses increased $54,171, or 16.8%, to $377,605 from $323,434 for the same period in 2007. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $1,067,197 for the nine months of 2008, compared to $629,480 for same period in 2007, a $437,717 or 69.5% increase. For the third quarter, legal and accounting expenses decreased by $283,663, or 82.2% from the same period last year. The increase in legal and accounting expense for the first nine months of 2008 stems from higher legal fees relating to a litigation defending property rights during the period, which culminated in a trial and a successful outcome for the company in April. See Part II, Item 1, Legal Proceedings.

Interest expense increased to $195,408 for the three quarters ended September 30, 2008, from $116,435 for the same period in 2007, a $78,973, or 67.8% increase. This was due to an increase in the usage of our bank line of credit. For the nine months ended September 30, 2008, income tax expense increased $1,204,112 from a benefit of $579,966 in 2007 to an expense of $624,146 in 2008. The change is the result of the company operating from a net operating loss in 2007 to a net operating profit in 2008.

Capital Resources and Liquidity

At September 30, 2008, Royale Energy had current assets totaling $13,015,612 and current liabilities totaling $13,154,160, for a $138,548 working capital deficit. We had cash and cash equivalents at September 30, 2008 of $6,663,717 compared to $3,848,968 at December 31, 2007. During the nine months ended September 30, 2008, we repaid $2,600,000 on our commercial bank credit line and loan.

We have a revolving line of credit under a loan agreement with Guaranty Bank, FSB, which is secured by all of our oil and gas properties. At September 30, 2008, we had outstanding indebtedness on this loan of $2,575,974, compared to $5,175,974 at December 31, 2007.

At September 30, 2008, our accounts receivable totaled $4,542,624, compared to $4,090,341 at December 31, 2007, a $452,283 (11.1%) increase, primarily due to higher receivables from industry members participating in wells we drilled during 2008. At September 30, 2008, our accounts payable and accrued expenses totaled $5,001,620, a decrease of $5,078,414 or 50.4% from the accounts payable at December 31, 2007, of $10,080,034. This decrease was due to the payments on trade account payables.

We ordinarily fund our operations and cash needs from cash flows generated from operations. We believe that we have sufficient liquidity for the remainder of 2008 and do not foresee any liquidity demands that cannot be met from cash flow or financing activities.

Operating Activities. For the three quarters ended September 30, 2008, cash provided by operating activities totaled $1,001,852 compared to $4,304,038 for the same period in 2007, a $3,302,186 or 76.7% decrease. This decrease in cash provided was due to a decrease in our accounts payable and accrued expenses.

Investing Activities. Net cash provided by investing activities amounted to $582,898 for the first nine months of 2008, compared to $5,074,132 used by investing activities for the same period in 2007, a difference of $5,657,030 in cash used.  This difference is the result of $4,885,212 in drilling expenditures for the nine months ended September 30, 2008 offset by proceeds from the sale of assets. Beginning in July 2008, the company began to purchase a material amount of equity securities. Based upon management’s intent for the items, the company has categorized these as available-for-sale securities. For the three months ended September 30, 2008, we have purchased $250,440 and sold $19,641 in equity securities.

Financing Activities. For the nine months ended September 30, 2008, cash provided by financing activities was $1,229,999 compared to $2,715,094 used by financing activities for the same period in 2007, a $3,945,093 difference. In the second quarter of 2008 we received net proceeds of $3,724,999 from the sale of common stock and warrants to one investor in a private placement. The proceeds were used to pay $2,000,000 to reduce long term debt payments and for working capital. We also received $105,000 from the exercise of stock options.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production. The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production. Prices have been volatile for the last few years, and we expect that volatility to continue. Monthly average natural gas prices ranged from a low of $6.74 per Mcf to a high of $12.02 per Mcf for the first nine months of 2008. During the first three weeks of October, we observed the price of oil and natural gas decrease, which may reduce our oil and gas production revenue in the next quarter especially if new production brought online during the fourth quarter does not exceed the natural declines in production from out existing wells. We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.   Controls and Procedures

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2008.

No changes occurred in our internal control over financial reporting during the nine months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

National Fuel Corporation (“NFC”) v. Royale Energy,Inc., No. 080800735, Uintah County, Utah. This lawsuit was filed on October 10, 2008, after the close of the third fiscal quarter. It arose from a dispute over jointly operated property in which Royale in the 75% owner and operator and NFC is a non-operator with a 25% ownership.  NFC disagrees with the Company’s operations and seeks to remove the Company as operator.  NFC also seeks unspecified damages.  The case is in its very beginning, and the Company has not yet responded to the Complaint.  Royale disputes the claims and intends to defend the complaint vigorously.

Item 1A Risk Factors

There were no changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, during the first nine months of 2008.

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

ROYALE ENERGY, INC.

Date: October 31, 2008	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: October 31, 2008	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President, Co-Chief Executive Officer, and Chief Financial Officer