Form 10-K
period 2008-12-31
ROYALE ENERGY INC
filed 2009-03-27
CIK 864839

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008	Commission File No. 0-22750

ROYALE ENERGY, INC.

(Name of registrant in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐; No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ ; No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐; No ☒

At June 30, 2008, the end of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity held by non-affiliates was $69,878,707.

At December 31, 2008, 8,506,098 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The issuer’s proxy statement for its annual meeting of stockholders, to be filed within 120 days after December 31, 2008, will contain the information required by Part III, Items 10, 11, 12, 13 and 14, which information is hereby incorporated by reference into this Form 10-K.

TABLE OF CONTENTS

PART I	1
Item 1 Description of Business	1
Plan of Business	2
Competition, Markets and Regulation	3
Item 1A Risk Factors	5
Item 2 Description of Property	10
Northern California	10
Drilling Activities	11
Production	12
Net Proved Oil and Natural Gas Reserves	12
Item 3 Legal Proceedings	12
Item 4 Submission of Matters to a Vote of Security Holders	13
PART II	13
Item 5 Market for Common Equity and Related Stockholder Matters	13
Dividends	13
Recent Sales of Unregistered Securities	13
Item 6 Selected Financial Data	14
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Critical Accounting Policies	15
Results of Operations for the Twelve Months Ended December 31, 2008, as Compared to the Twelve Months Ended December 31, 2007	17
Results of Operations for the Twelve Months Ended December 31, 2007, as Compared to the Twelve Months Ended December 31, 2006	19
Capital Resources and Liquidity	22
Changes in Reserve Estimates	24
Item 7A Qualitative and Quantitative Disclosures About Market Risk	26
Item 8 Financial Statements	26
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	26
Item 9A Controls and Procedures	27
PART III	29
Item 10 Directors and Executive Officers of the Registrant	29
Item 11 Executive Compensation	29
Item 12 Security Ownership of Certain Beneficial Owners and Management	29
Item 13 Certain Relationships and Related Transactions	29

Item 14 Principal Accountant Fees and Services	29
Item 15 Exhibits and Financial Statement Schedules	29

Financial Statements	F-1

ii

ROYALE ENERGY, INC.

PART I

Item 1	Description of Business

Royale Energy, Inc. ("Royale Energy") is an independent oil and natural gas producer. Royale Energy's principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale Energy. Royale Energy was incorporated in California in 1986 and began operations in 1988. Royale Energy's common stock is traded on the NASDAQ Global Market (symbol ROYL). On December 31, 2008, Royale Energy had 25 full time employees.

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

During its fiscal year ended December 31, 2008, Royale Energy continued to explore and develop natural gas properties in California and Utah. We also own proved developed producing reserves of oil and natural gas in Texas and Louisiana. Royale Energy drilled seven wells in 2008, five in California and two in Utah. Four of which were commercially productive wells, two are being tested and one was dry. We also participated in the workover of an existing well, which proved unsuccessful. Royale Energy's estimated total reserves decreased from approximately 4.0 Bcfe (billion cubic feet equivalent) at December 31, 2007 to approximately 3.6 Bcfe at December 31, 2008. According to the reserve reports furnished to Royale Energy by Netherland, Sewell & Associates, Inc. and Source Energy, LLC, Royale Energy's independent petroleum engineers, the net reserve value of its proved developed and undeveloped reserves was approximately $11.4 million at December 31, 2008, based on natural gas prices ranging from $4.60 per Mcf to $6.29 per Mcf. Source Energy, LLC supplied reserve value estimates for Royale Energy’s Utah properties, and Netherland, Swell & Associates, Inc provided reserve information for the Company’s California, Texas, and Louisiana properties.

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

Our standardized measure of discounted future net cash flows at December 31, 2008, was estimated to be $5,966,164. This figure was calculated by subtracting our estimated future income, tax expense from the net reserve value of proved and undeveloped reserves, and by further applying a 10% annual discount for estimated timing of cash flows. A detailed calculation of our standardized measure of discounted future net cash flow is contained in Supplemental Information About Oil and Gas Producing Activities – Changes in Standardized Measure of Discounted Future Net Cash Flow from Proved Reserve Quantities, page F-31.

Royale Energy reported gross revenues in connection with the drilling of wells on a "turnkey contract" basis, or sales of fractional interests in undeveloped wells, in the amount of $11,472,065 for the year ended December 31, 2008, which represents approximately 60% of its total revenues for the year. In 2007, Royale Energy reported $9,408,103 gross revenues from turnkey drilling operations for the year, representing 57% of Royale Energy's total revenues for that year.

These amounts are offset by drilling expenses and development costs of $6,015,390 in 2008, and $4,977,811 in 2007. In addition to Royale Energy's own geological, land, and engineering staff, Royale Energy hires independent contractors to drill, test, complete and equip the wells that it drills.

Approximately 37% of Royale Energy's total revenue for the year ended December 31, 2008, came from sales of oil and natural gas from production of its wells in the amount of $6,999,022. In 2007, this amount was $6,110,092, which represented 37% of Royale Energy's total revenues.

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

Royale Energy generally operates the wells it completes. As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements. For the year ended December 31, 2008, Royale Energy earned gross revenues from operation of the wells in the amount of $392,318, representing 2% of its total revenues on a consolidated basis for that year. In 2007, the amount was $400,897, which represented about 2.4% of total revenues. At December 31, 2008, Royale Energy operated 49 natural gas wells in California. Royale also owns an interest and operates six natural gas wells in Utah and has non-operating interests in 17 oil and gas wells in Texas, three in Oklahoma, one in California, and two in Louisiana.

Royale Energy currently sells most of its California natural gas production through PG&E pipelines to independent customers on a monthly contract basis, while some gas is delivered through privately owned pipelines to independent customers. Since many users are willing to make such purchase arrangements, the loss of any one customer would not affect our overall sales operations.

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

Royale Energy had no subsidiaries in 2008.

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

We Depend on Key Personnel.

Our business will depend on the continued services of our co-presidents and co-chief executive officers, Donald H. Hosmer and Stephen M. Hosmer. Stephen Hosmer is also the chief financial officer. We do not have employment agreements with either Donald or Stephen Hosmer. The loss of the services of either of these individuals would be particularly detrimental to us because of their background and experience in the oil and gas industry.

The Hosmer Family Exerts Significant Influence Over Stockholder Matters.

The control positions held by members of the Hosmer family may discourage others from making bids to buy Royale Energy or change its management without their consent. Donald H. Hosmer is the co-president of the company. Stephen M. Hosmer is the co-president and chief financial officer. Harry E. Hosmer is the chairman of the board. Together, they make up three of the eight members of our board of directors. At December 31, 2008, these individuals owned or controlled the following amounts of Royale Energy common stock, including shares they had the right to acquire on the exercise of outstanding stock options:

Name	Number of Shares (1)	Percent (2), (3)
Donald H. Hosmer	937,159	11.0%
Stephen M. Hosmer (4)	1,175,427	13.8%
Harry E. Hosmer	748,697	8.8%
Total	2,861,283	33.2%

(1) Includes the following options to purchase shares of stock: Donald H. Hosmer – 45,000, Stephen M. Hosmer – 30,000, and Harry E. Hosmer – 30,000.

(2) Based on total of 8,506,098 outstanding shares on December 31, 2008.

(3) Calculated pursuant to Rule 13d-3 of the Securities and Exchange Commission.

(4) Includes 12,000 shares of stock owned by the minor children of Stephen M. Hosmer. Mr. Hosmer disclaims beneficial ownership of the shares owned by his children.

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

Since 1993, Royale Energy has concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern and Central California. In 2008, Royale Energy drilled five wells in northern and central California, four of which were commercially productive wells and are currently producing. We participated in the workover of an existing well which proved unsuccessful. We also drilled two wells in Utah, which are being tested, but due to weather conditions in the Rockies, full results have been delayed.

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

During 2008, Royale Energy maintained a revolving credit agreement with Guaranty Bank, FSB. Under the terms of the agreement, from time to time, Royale Energy may borrow, repay, and reborrow money from Guaranty Bank with a total credit line of $15,000,000. The maximum allowable amount of each credit request is governed by a formula in the agreement. The maximum allowable amount at December 31, 2008, was $2,075,974. At December 31, 2008, Royale Energy owed $1,975,974 under this credit line. In early 2009 the Guaranty Bank credit agreement was replaced with another, similar agreement with Texas Capital Bank, N.A. Royale uses advances under this credit line to finance lease acquisition operations and for temporary working capital. Following is a discussion of Royale Energy's significant oil and natural gas properties. Reserves at December 31, 2008, for each property discussed below, have been determined by Netherland, Sewell & Associates, Inc. and Source Energy, LLC, registered professional petroleum engineers, in accordance with reports submitted to Royale Energy on February 17, 2009.

Northern California

Royale Energy owns lease interests in eleven gas fields with locations ranging from Tehama County in the north to Kern County in the south, in the Sacramento and San Joaquin Basins in California. At December 31, 2008, Royale operated 49 wells in California with estimated total proven, developed, and undeveloped reserves at approximately 3.0 bcf, according to Royale’s independently prepared reserve report as of December 31, 2008.

Developed and Undeveloped Leasehold Acreage

As of December 31, 2008, Royale Energy owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	15,705.58	9,165.62	4,184.46	2,863.14
All Other States	10,986.21	3,807.57	30,431.13	15,559.59
Total	26,691.79	12,973.19	34,615.59	18,422.73

Drilling Activities

The following table sets forth Royale Energy's drilling activities during the years ended December 31, 2006, 2007 and 2008. All wells are located in the Continental U.S., in California, Texas, Louisiana and Utah.

Year	Type of Well(a)		Gross Wells(b)		Net Wells(c)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)

2006	Exploratory	6	3	3.3292		1.0801
	Developmental	10	7	3	2.5921	1.3837

2007	Exploratory	4	4	0	1.8424	0
	Developmental	3	2	1.6007		.4613

2008	Exploratory	2	1	1.4985		.1238
	Developmental	5	4	1	1.9441	0

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

	2008	2007	2006
Net volume
Oil (Bbl)	11,089	14,088	21,325
Gas (Mcf)	714,230	791,195	1,074,573
Mcfe	825,120	932,075	1,287,823

Average sales price
Oil (Bbl)	$95.04	$65.02	$60.34
Gas (Mcf)	$8.32	$6.56	$6.21

Net production costs and taxes	$2,832,413	$2,116,977	$1,968,269

Lifting costs (per Mcfe)	$3.43	$2.27	$1.53

Net Proved Oil and Natural Gas Reserves

As of December 31, 2008, Royale Energy had proved developed reserves of 3,185 MMcf and total proved reserves of 3,377 MMcf of natural gas on all of the properties Royale Energy leases. For the same period, Royale Energy also had proved developed oil reserves of 25 Mbbl and total proved oil reserves of 25 Mbbl.

Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data.

Item 3	Legal Proceedings

National Fuel Corporation (“NFC”) v. Royale Energy, Inc., No. 080800735, Uintah County, Utah. This lawsuit was filed on October 10, 2008, after the close of the third fiscal quarter. It arose from a dispute over jointly operated property in which Royale in the 75% owner and operator and NFC is a non-operator with a 25% ownership.  NFC disagrees with the Company’s operations and seeks to remove the Company as operator.  NFC also seeks unspecified damages.  The case is in its very beginning, and the Company has not yet responded to the Complaint.  Royale disputes the claims and intends to defend the complaint vigorously.

Item 4	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5	Market for Common Equity and Related Stockholder Matters

Since 1997 Royale Energy's Common Stock has been traded on the Nasdaq National Market System under the symbol "ROYL." As of December 31, 2008, 8,506,098 shares of Royale Energy's Common Stock were held by approximately 2,842 stockholders. The following table reflects high and low quarterly closing sales prices from January 2007 through December 2008. Share prices in this table have been adjusted to give effect to the issuance of stock dividends in 2003, 2004 and 2005, and a stock split in 2004, as described in the next subsection, Dividends.

	1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
	High	Low	High	Low	High	Low	High	Low
2008	3.53	2.31	13.15	2.63	11.36	3.89	4.26	2.29
2007	3.94	3.24	4.30	3.14	4.19	3.20	3.87	2.33

Dividends

The Board of Directors did not issue cash or stock dividends in 2008. On January 18, 2007 the Board of Directors authorized the issuance of a cash dividend of $0.05 per share for shareholders of record on February 19, 2007. The dividend was paid March 5, 2007 in the amount of $397,049. In 2006 we paid no cash or stock dividends.

Recent Sales of Unregistered Securities

In March 2008, Royale Energy awarded options to purchase 45,000 shares of common stock at $3.50 per share (the fair market value of Royale’s common stock on the date of grant) to each of its eight directors (a total of 360,000 shares). In June 2008, three directors exercised their options to acquire a total of 36,844 shares during 2008. The options were issued and the stock was purchased in reliance on the exemption from registrations requirements of the Securities Act of 1933 contained in Section 4(2) thereof.

Performance Graph

The following stock price performance graph is included in accordance with the SEC’s executive compensation disclosure rules and is intended to allow stockholders to review Royale Energy’s executive compensation policies in light of corresponding stockholder returns, expressed in terms of the appreciation of Royale Energy’s common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares total return on $100 value of Royale Energy’s common stock on December 31, 2003, with the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and the Dow Jones U.S. Exploration and Production Index from December 31, 2003 through December 31, 2008.

The Royale Energy performance figures assume retention of stock dividends in 2003 and 2004 and a stock split issued in the form of a stock dividend in 2004.

	2003	2004	2005	2006	2007	2008
Royale Energy, Inc.	100	79	69	38	31	31
S & P Composite 500 Stock Index	100	109	112	128	132	81
DJ US Exploration and Production Index	100	140	230	241	344	204

Item 6	Selected Financial Data
	(In thousands, except earnings per share data) As of December 31,
	2008	2007	2006	2005	2004
Income Statement Data:
Revenues	$ 19,174	$ 16,557	$ 24,896	$ 25,643	$ 25,944
Operating Income (Loss)	(14,362)	(3,885)	(3,189)	2,257	3,772
Net Income (Loss)	(8,778)	(2,779)	(2,650)	1,186	2,193
Basic Earnings Per Share	($1.06)	(0.35)	(0.33)	0.15	0.32

Balance Sheet Data:
Oil & Gas Properties, Equipment & Fixtures	$ 10,264	$ 23,390	$ 20,526	$ 31,221	$ 26,137
Total Assets	24,191	32,571	33,715	43,043	42,549
Long Term Obligations	2,470	6,159	5,757	10,768	10,382
Total Stockholders’ Equity	7,394	12,385	15,548	18,318	17,189

Item 7             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Royale Energy’s Financial Statements and Notes thereto and other financial information relating to Royale Energy included elsewhere in this document.

For the past fifteen years, Royale Energy has primarily acquired and developed producing and non-producing natural gas properties in California. In 2004, Royale Energy began developing leases in Utah. The most significant factors affecting the results of operations are (i) changes in oil and natural gas production levels and reserves, (ii) recording of turnkey drilling revenues and the associated drilling expense, and (iii) the change in commodities price of natural gas and oil reserves owned by Royale Energy.

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

Royale Energy derives DWI revenue from sales of working interests to high net worth individuals. The DWI revenue is divided into payments for pre-drilling costs and for drilling costs. DWI investments are non-refundable. Royale Energy recognizes the pre-drilling revenue portion when the investor deposits money with Royale Energy. The company holds the remaining investment in trust as deferred revenue until drilling is complete. Occasionally, drilling is delayed due to the permitting process, or drilling rig availability. At December 31, 2008 and 2007, Royale Energy had deferred drilling revenue of $4,005,800 and $3,947,097, respectively.

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

Results of Operations for the Twelve Months Ended December 31, 2008, as Compared to the Twelve Months Ended December 31, 2007

For the year ended December 31, 2008, we had a net loss of $8,777,614 compared to the net loss of $2,779,207 during 2007. The loss was primarily the result of an impairment of $15,691,348 due to a decrease in asset reserve values at year end 2008. This was mainly due to the industry wide collapse of oil and natural gas prices at year end which reduced reserve values.

Total revenues from operations for the year in 2008 were $19,174,114, an increase of $2,616,715, or 15.8%, from the total revenues of $16,557,399 in 2007. In 2008 our turnkey drilling revenues increased due to an increase in the number of wells drilled and our natural gas revenues increased due to higher mid-year natural gas and oil prices. Higher turnkey drilling revenues accounted for 78.9% of the increase.

In 2008, revenues from oil and gas production increased by 14.5% to $6,999,022 from $6,110,092 in 2007, due to higher mid year prices that the industry experienced for a portion of 2008. The net sales volume of natural gas for the year ended December 31, 2008, was approximately 714,230 Mcf with an average price of $8.32 per Mcf, versus 791,195 Mcf with an average price of $6.56 per Mcf for 2007. This represents a decrease in net sales volume of 76,965 Mcf or 9.7%. This decrease in production was due to a natural decline in production from existing oil and gas wells. The net sales volume for oil and condensate (natural gas liquids) production was approximately 11,089 barrels with an average price of $95.04 per barrel for the year ended December 31, 2008, compared to 14,088 barrels at an average price of $65.02 per barrel for the year in 2007. This represents a decrease in net sales volume of 2,999 barrels, or 21.3%.

Oil and gas lease operating expenses increased by $715,436, or 33.8%, to $2,832,413 for the year ended December 31, 2008, from $2,116,977 for the year in 2007. This increase was mainly due to higher plugging and abandoning and workover costs during the period in 2008 when compared to 2007, as we continue efforts to increase production on some of our existing wells. When measuring lease operating costs on a production or lifting cost basis, in 2008, the $2,832,413 equates to a $3.43 per mcfe lifting cost versus a $2.27 per mcfe lifting cost in 2007, a 51.1% increase. Without plugging, abandonment, and workover costs, our lifting costs would have been $1,688,271, or $2.05 per mcfe.

For the year ended December 31, 2008, turnkey drilling revenues increased $2,063,962 to $11,472,065 in 2008 from $9,408,103 in 2007, or 21.9%. We also had a $1,037,579 or 20.8% increase in turnkey drilling and development costs to $6,015,390 in 2008 from $4,977,811 in 2007. In 2008, we drilled seven wells and incurred work over expenses for an existing well and we expensed another, previously drilled exploratory dry hole in 2008. We drilled five developmental wells and two exploratory wells in 2008 versus four exploratory wells and three developmental wells in 2007. Our gross margins, or profits, on drilling depend on our ability to accurately estimate the costs associated with the development of projects in which we sell working interests and to acquire viable properties that can be successfully developed. Costs associated with contract drilling depend on location, well depth, weather, and availability of drilling contractors and equipment. Our gross margin on drilling increased to 47.6% from 47.1% for the years ended December 31, 2008 and 2007, respectively. Gross margin is calculated as the difference between turnkey drilling revenue and turnkey drilling expense. However, management believes that a portion of its impairment losses should also be considered as a cost of drilling in determining the profitability of this segment, because impairment costs are incurred in the selection of higher quality prospects for ultimate development.

Impairment losses of $15,691,348 and $2,106,670 were recorded in 2008 and 2007, respectively. In 2008 and 2007, we recorded impairments in fields where year end reserve values were less than the net book values of wells in those fields. In 2008, $9,508,294 of this impairment was recorded in our Utah field where the weather delays caused lower than expected production to support the proved reserves values that were lower than their current net book values. The Texas and Gulf Coast fields were impaired $4,950,417, of which $1,936,390 was due to wells which had lower proved reserve values than their current net book values and $3,014,027 was due to previously capitalized lease and land costs which were not expected to be developed within the current year. We impaired two wells in California, one drilled in 2008 was impaired for $348,376 and the other a workover was impaired $340,129, due to lower reserves. Two fields in California, the Elkhorn Slough and Bowerbank, were impaired $284,379 and $100,436, respectively due to lower proved reserves than their current book values. In 2007, the majority of this impairment, $1,248,843, was recorded in our Bowerbank field in California, where various recently drilled wells had significantly lower proved undeveloped reserves than originally estimated. The Afton field in California was impaired for $389,946 mainly on acquired wells which ceased producing due to their natural declines and had lower reserves than originally estimated. Our Texas and Gulf Coast fields were impaired $283,371 due to wells in these areas which had lower production and reserves than originally estimated. Our Elkhorn Slough field was impaired for $148,734 due to lower proved undeveloped reserves than originally estimated.

We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges where doubtful. By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue. As a result of that review in 2008 and 2007, we established an allowance of $973,319 and $546,874, respectively, for receivables from these Direct Working Interest owners.

The aggregate of supervisory fees and other income was $703,027 for the year ended December 31, 2008, a decrease of $336,177 (32.3%) from $1,039,204 during the year in 2007. This decrease was the result of several factors including the decrease in cost recovery received for use of facilities constructed and placed into service during prior periods as a result of lower production levels. Supervisory fees are charged in accordance with the Council for Petroleum Accountants Societies (COPAS) policy for reimbursement of expenses associated with the joint accounting for billing, revenue disbursement, and payment of taxes and royalties. These charges are reevaluated each year and adjusted up or down as deemed appropriate by a published report to the industry by Ernst & Young, LLP, Public Accountants. Supervisory fees decreased $8,579 or 2.1%, to $392,318 in 2008 from $400,897 in 2007.

Depreciation, depletion and amortization expense increased to $4,148,415 from $3,585,682 an increase of $562,733 (15.7%) for the year ended December 31, 2008, as compared to 2007. The depletion rate is calculated using production as a percentage of reserves. This increase in depletion expense was mainly due to the decrease in our oil and gas reserves at year end 2008.

General and administrative expenses increased by $237,359 or 5%, from $4,712,624 for the year ended December 31, 2007 to $4,949,983 for the year in 2008. This increase was primarily due to a bad debts write-off in 2008 of approximately $567,521, compared to $262,532 in 2007, for receivables from direct working interest investors whose expenses on non-producing wells are contractually not collectable. Legal and accounting expense increased to $1,211,989 for the year, compared to $928,628 for year 2007, a $283,361 or 30.5% increase. This increase was due to higher legal fees due to litigation defending property rights during 2008 and 2007.

Marketing expense for the year ended December 31, 2008, decreased $294,297 or 20.2%, to $1,160,999, compared to $1,455,296 for the year in 2007. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

In September 2008, the company sold its Rio Bravo field located in Kern County, California for $4.75 million, resulting in a net gain from the sale of $2,637,203. During the first quarter in 2008, we also recorded a loss of $27,823 on the sale of a non-oil and gas asset. During 2007, we sold our interests in two non oil and gas assets resulting in a loss on sale of $135,396.

During 2008, interest expense increased to $221,667 from $152,547 in 2007, a $69,120 or 45.3% increase. This was due to an increase in the usage of our bank line of credit.

In 2008, we had an income tax benefit of $5,806,938 mainly due to our net loss before taxes of $14,584,552. In 2007, we also had an income tax benefit of $1,258,484 also due to our net loss before taxes of $4,037,691. The use of percentage depletion created from the current operations, and from utilization of unused percentage depletion carryforwards, results in an effective tax rate less than the normal federal rate of 35% plus the relevant state rates (mostly California, 9.3%).

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

Capital Resources and Liquidity

At December 31, 2008, Royale Energy had current assets totaling $8,891,126 and current liabilities totaling $14,325,985, a $5,434,859 working capital deficit. We had cash and cash equivalents at December 31, 2008 of $1,330,739 compared to $3,848,968 at December 31, 2007.

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

We have not, in past years, experienced shortages of funds needed to satisfy our capital expenditure requirements. We expect that our available credit and cash flows from operations will be sufficient for capital expenditure needs beyond those satisfied from sales of working interests. We ordinarily fund our operations and cash needs from cash flows generated from operations. We believe that we have sufficient liquidity for 2008 and do not foresee any liquidity demands that cannot be met from cash flow from operations.

At the end of 2008, our accounts receivable totaled $3,750,557 compared to $4,090,341 at December 31, 2007, a $339,784 or 8.3% decrease, primarily due to receivables from industry members participating in wells we drilled at the end of 2007. At December 31, 2008, our accounts payable and accrued expenses totaled $10,320,187, an increase of $240,151 or 2.4% over the accounts payable at the end of 2007 of $10,080,034. This increase was primarily due to drilling and completion of two Utah wells and one California well, and the workover of an additional California well at year end in 2008.

Occasionally we borrow from banks, using our oil and gas properties as security. In 2008, we made net principal repayments of approximately $3,200,000 on our credit line. In 2007, we drew approximately $1,132,929 net, in order to meet our drilling schedule.

In 2008 we had a revolving line of credit under a loan agreement with Guaranty Bank, FSB, which is secured by all of our oil and gas properties. At December 31, 2008, we had outstanding indebtedness of $1,975,974. Unused available credit from this revolving line of credit totaled approximately $100,000 at December 31, 2008. At December 31, 2007, we had outstanding indebtedness of $5,175,974 with unused available credit of approximately $200,000.

In February 2009, the Guaranty Bank loan was repaid and we entered into an agreement with Texas Capital Bank, N.A. for a new revolving line of credit and letter of credit facility, also secured by our oil and gas properties, of up to $14,250,000 and separate letter of credit facility of up to $750,000, for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes. Interest is to be the greater of Texas Capital Bank’s base rate and the Federal Funds rate but in no event less than 3% per year. The borrowing base at the closing date was $4,900,000 with borrowing base reductions of $175,000 commencing on March 1, 2009. All unpaid principal and interest is payable at maturity on February 13, 2013.

The Texas Capital Bank loan agreement contains certain restrictive covenants, including a prohibition of payment of dividends on Royale’s stock (other than dividends paid in stock). The loan agreement contains covenants that, among other things, Royale must:

•	Maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization to interest expense of at lest 3.00 to 1.00;
•	Maintain a ratio of current assets to current liabilities of at least 1.00 to 1.00; and
•	Maintain a tangible net worth as of the close of each fiscal quarter of at least 75% of Royale’s tangible net worth on the loan closing date, plus 75% of positive quarterly net income thereafter.

We do not engage in hedging activities or use derivative instruments to manage market risks.

The following schedule summarizes our known contractual cash obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	TotalObligations	2009	2010-2011	2012-2013	Beyond
Office lease	$2,567,182	$358,856	$750,020	$795,565	$662,741
Long-term debt	1,975,974	-	1,975,974	-	-
Total	$4,543,156	$358,856	$750,020	$2,771,539	$662,741

Operating Activities. For the year ended December 31, 2008, cash provided by operating activities totaled $1,540,924 compared to $4,427,012 provided by operating activities for the same period in 2007, a $2,886,088 or 65.2% decrease, mainly due to our decrease in deferred income taxes due to our year end loss which provided an income tax benefit for the Company. In 2007 cash provided by operating activities totaled $4,427,012 compared to $3,406,393 provided by operating activities for the same period in 2006, a $1,020,619 or 30% increase, mainly due to our increase in accounts payable and accrued expenses from drilling.

Investing Activities. Net cash used by investing activities netted to $4,689,152 for the year in 2008, which included $9,865,255, used mainly for oil and gas capital expenditures, along with proceeds from our oil and gas asset sale of $5,698,911. Beginning in July 2008, the Company began to purchase a material amount of equity securities. Based upon management’s intent for the items, the Company has categorized these as available-for-sale securities. For the year ended December 31, 2008, we have purchased $633,427 and sold $110,619 in equity securities. In 2007, net cash used by investing activities netted to $8,691,528 for the year in 2007, which included $8,835,180, used mainly for oil and gas capital expenditures, along with proceeds from our non oil and gas assets sale of $143,652. In 2006, net cash provided by investing netted to $1,932,738 which included $3,091,316 used for oil and gas and other capital expenditures along with proceeds from our oil and gas asset sales of $5,024,054.

Financing Activities. For the year ended December 31, 2008 cash provided by financing activities was $629,999 compared to $735,880 provided by financing activities in 2007. In the second quarter of 2008 we received net proceeds of $3,724,999 from the sale of common stock and warrants to one investor in a private placement. The proceeds were used to pay $2,000,000 to reduce long term debt payments and for working capital. We also received $105,000 from the exercise of stock options. During 2007 cash provided by financing activities was $735,880 compared to $2,678,299 used by financing activities in 2006. This difference was primarily due to an increase in net borrowings on our commercial bank line of credit during the period in 2007. Also in January 2007, the Board of Directors declared a cash dividend of $0.05 per share for shareholders of record on February 19, 2007. This dividend was paid March 5, 2007, in the amount of $397,049.

Changes in Reserve Estimates

In 2008, our estimated proved developed and undeveloped reserve quantities were revised slightly upward by approximately .10 million cubic feet of natural gas mainly due to two California wells which had higher than originally estimated proved producing reserves. Also in 2008 our estimated proved developed and undeveloped oil reserves were revised upward by approximately 11,900 barrels primarily due to one Texas well which had higher than originally estimated proved producing reserves.

The following table summarizes the major reasons for reserve increases in 2007.

	Oil	Gas
Two existing wells with higher estimated proved producing gas reserves		560,627
One existing well with higher estimated proved producing oil reserves	12,812
One existing well with lower estimated proved non-producing gas reserves		(351,588)
Increase of proved undeveloped reserves in one existing well		111,170
Reduction of PUD in one existing well		(153,661)
Total	12,812	166,548

In 2007, our estimated proved developed and undeveloped reserve quantities were revised downward by approximately 4.05 million cubic feet of natural gas. See, Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-31. During 2007, it was discovered that two producing wells had lower than previously estimated proved producing gas reserves, resulting in a reduction of proved developed producing gas reserves. There were also reductions on two additional producing wells that had lower than previously estimated proved non-producing reserves. Also during 2007, four prospects that had been previously estimated to contain proved undeveloped gas reserve were re-evaluated and found to have lower than expected reserves and as a result were not drilled. Three other prospects that had been previously estimated to contain proved undeveloped gas reserve are still being evaluated and pending final results expected reserves were reduced. One other prospect with proved undeveloped reserves were drilled and resulted in proved reserves less than prior estimates. The revisions of previous estimates attributable to these wells accounted for approximately 98% of the net downward revisions of previous gas reserve estimates.

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

In 2006, our estimated proved developed and undeveloped reserve quantities were revised downward by approximately 1.02 million cubic feet of natural gas and 34,000 barrels of oil. See, Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-31. During 2006, it was discovered that four producing wells had lower than previously estimated non-producing gas reserves, resulting in a reduction of proved developed non-producing gas reserves. Also during 2006, two prospects that had been previously estimated to contain proved undeveloped gas reserve were re-evaluated and found to have lower than expected reserves and as a result were not drilled. One other prospect with proved undeveloped reserves was drilled and resulted in proved reserves less than prior estimates. The revisions of previous estimates attributable to these wells accounted for approximately 99% of the net downward revisions of previous gas reserve estimates.

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

Royale Energy is exposed to market risk from changes in commodity prices and in interest rates. In 2008, we sold a majority of our natural gas at the daily market rate through the Pacific Gas & Electric pipeline. In 2008, our natural gas revenues were approximately $5.9 million with an average price of $8.32 per MCF. At current production levels, a 10% per MCF increase or decrease in our average price received could potentially increase or decrease our natural gas revenues by approximately $590,000. At our current production levels of oil and natural gas condensate, a 10% increase or decrease in our average price per barrel could potentially increase or decrease our oil and natural gas revenues by approximately $105,000. We currently do not sell any of our natural gas or oil through hedging contracts.

We have a line of credit used in funding purchases of oil and gas assets, meeting drilling schedules and assisting in funding operations. This line of credit is tied to increases or decreases in the bank prime interest rate. If the interest rate on our line of credit were to increase 1% or 2% during the year this could potentially add approximately $20,000 to $40,000, respectively, to our interest expense.

Item 8	Financial Statements

See pages F-1, et seq., included herein.

Item 9             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with Accountants on Accounting and Financial Disclosure.

In 2007, our auditors, Sprouse & Anderson, LLP, merged with the firm of Padgett, Stratemann & Co., LLP. At the time of the merger, our audit committee approved a mutual agreement with our independent auditor to terminate Sprouse & Anderson’s engagement as our independent auditor and to engage their successor firm, Padgett, Stratemann & Co., LLP as our new auditor. We expect to maintain a continuity of auditing experience and personnel.

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

Our co-chief executive officers, Donald H. Hosmer and Stephen M. Hosmer, evaluated the effectiveness or our disclosure controls and procedures as of the end of the 2008 fiscal year. Based on their evaluation, they concluded that our disclosure controls are effective as of December 31, 2008.

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

Management assessed our internal control over financial reporting as of December 31, 2008, which was the end of our fiscal year. Management based its assessment on criteria established in the SEC Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The guidance sets forth an approach by which management can conduct a top-down, risk-based evaluation of internal control over financial reporting. Management’s assessment included an evaluation of risks to reliable financial reporting, whether controls exist to address those risks and evaluated evidence about the operation of the controls included in the evaluation based on its assessment of risk.

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

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report. Our independent registered public accounting firm, Padgett Stratemann & Co. LLP, audited our consolidated financial statements, and will be required to independently assess the effectiveness of our internal control over financial reporting as of December 31, 2009.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our CEO’s and CFO, does not expect that our disclosure controls or internal controls over financial reporting will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Any control system contains limitations imposed by resources and relevant cost considerations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been addressed. These inherent limitations include the realities that judgments can be faulty and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. Our control system design is also based on assumptions about the likelihood of future events, and we cannot be sure that we have considered all possible future circumstances and events.

PART III

Item 10	Directors and Executive Officers of the Registrant

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2008.

Item 11	Executive Compensation

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2008.

Item 12	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2008.

Item 13	Certain Relationships and Related Transactions

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2008.

Item 14	Principal Accountant Fees and Services

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2008.

Item 15	Exhibits and Financial Statement Schedules

Financial Statements

1.	Financial Statements. See Index to Financial Statements, page F-1

2.         Schedules. Supplemental Information About Oil and Gas Producing Activities (Unaudited) begins on page F-29.

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

3.3	Amended and Restated Bylaws of Royale Energy, Inc., filed herewith.
4.1	Certificate of Determination of the Series AA Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of Royale Energy's Form 10-SB Registration Statement.
10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 of Royale Energy's Form 10-SB Registration Statement.
10.2	Amended and Restated Credit Agreement between Royale Energy and Texas Capital Bank, N.A. (February 13, 2009), filed herewith
10.3	Form of Promissory Note between Royale Energy and Texas Capital Bank, N.A., filed herewith
31.1	Rules 13a-14(a), 115d-14(a) Certification, filed herewith.
31.2	Rules 13a-14(a), 115d-14(a) Certification, filed herewith.
32.1	Section 1350 Certification, filed herewith.
32.2	Section 1350 Certification, filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royale Energy, Inc.

Date:	March 26, 2009	/s/ Donald H. Hosmer
Donald H. Hosmer
Co-President and Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 26, 2009	/s/ Harry E. Hosmer
Harry E. Hosmer
Chairman of the Board of Directors

Date:	March 26, 2009	/s/ Donald H. Hosmer
Donald H. Hosmer
Director, Co-President, Co-Chief Executive Officer

Date:	March 26, 2009	/s/ Stephen M. Hosmer
Stephen M. Hosmer
Director, Co-President, Co-Chief Executive Officer, Chief Financial Officer and Secretary

Date:	March 26, 2009	/s/ Tony Hall
Tony Hall
Director

Date:	March 26, 2009	/s/ Oscar A. Hildebrandt
Oscar A. Hildebrandt
Director

Date:	March 26, 2009	/s/ Gary Grinsfelder
Gary Grinsfelder
Director

Date:	March 26, 2009	/s/ Gilbert C.L. Kemp
Gilbert C.L. Kemp
Director

Date:	March 26, 2009	/s/ George M> Watters
George M. Watters
Director

ROYALE ENERGY, INC.

INDEX TO FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

Index to Financial Statements

Report of Padgett, Stratemann & Co., LLP, Independent Auditors

Balance Sheets at December 31, 2008 and 2007

Statements of Operations for the Years Ended December 31, 2008, 2007, and 2006

Statements of Stockholders' Equity for the Years Ended December 31, 2008, 2007, and 2006

Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006

Notes to the Financial Statements

Supplemental Information about Oil and Gas Producing Activities (Unaudited)

Financial statement schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

of Royale Energy, Inc.

We have audited the accompanying balance sheets of Royale Energy, Inc. (the “Company”) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royale Energy, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

PADGETT, STRATEMANN & COMPANY, L.L.P.

Austin, Texas

March 26, 2009

ROYALE ENERGY, INC

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007

Current Assets
Cash and Cash Equivalents	$ 1,330,739	$ 3,848,968
Accounts Receivable, net	3,750,557	4,090,341
Prepaid Expenses	2,839,735	673,453
Deferred Tax Asset	534,698	217,586
Available for Sale Securities	218,938	0
Inventory	216,459	344,339

Total Current Assets	8,891,126	9,174,687

Other Assets	6,946	6,946
Deferred Tax Asset - Noncurrent	5,029,007	0

Oil And Gas Properties (Successful Efforts Basis)
Equipment and Fixtures	10,263,517	23,389,741

Total Assets	$ 24,190,596	$ 32,571,374

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

LIABILITIES AND STOCKHOLDERS' EQUITY
	2008	2007
Current Liabilities:
Accounts Payable and Accrued Expenses	$ 10,320,187	$ 10,080,034
Current Portion of Long-Term Debt	0	0
Deferred Revenue from Turnkey Drilling	4,005,800	3,947,097

Total Current Liabilities	14,325,987	14,027,131

Noncurrent Liabilities:
Asset Retirement Obligation	494,168	402,278
Deferred Tax Liability	0	581,181
Long-Term Debt, Net of Current Portion	1,975,974	5,175,974

Total Noncurrent Liabilities	2,470,142	6,159,433

Total Liabilities	16,796,129	20,186,564

Stockholders' Equity

Common Stock, No Par Value, 10,000,000 Shares Authorized; 8,538,717 and 7,951,746 Shares Issued; 8,506,098 and 7,918,659 Outstanding, Respectively	23,355,926	19,511,963
Convertible Preferred Stock, Series AA, No Par Value,
147,500 Shares Authorized; 52,784 and 57,416
Shares Issued and Outstanding, Respectively	154,014	167,979
Accumulated (Deficit)	(15,918,309)	(7,140,695)
Accumulated Other Comprehensive Loss	(140,053)	0

Total Paid in Capital and Accumulated Deficit	7,451,578	12,539,247

Less Cost of Treasury Stock, 32,619 and 33,087 Shares	(179,376)	(181,012)

Paid in Capital, Treasury Stock	122,265	26,575

Total Stockholders' Equity	7,394,467	12,384,810

Total Liabilities and Stockholders' Equity	$ 24,190,596	$ 32,571,374

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
Revenues
Sale of Oil and Gas	$ 6,999,022	$ 6,110,092	$ 7,965,633
Turnkey Drilling	11,472,065	9,408,103	15,711,550
Supervisory Fees and Other	703,027	1,039,204	1,218,860

Total Revenues	$19,174,114	$ 16,557,399	$ 24,896,043

Costs and Expenses:
General and Administrative	4,949,983	4,712,624	5,129,074
Geological and Geophysical Expenses	73,912	423,459	400,306
Turnkey Drilling Development	6,015,390	4,977,811	9,628,394
Lease Operating	2,832,413	2,116,977	1,968,269
Lease Impairment	15,691,348	2,106,670	6,191,417
Legal and Accounting	1,211,989	928,628	397,575
Marketing	1,160,999	1,455,296	1,799,088
Depreciation, Depletion and Amortization	4,148,415	3,585,682	5,833,904

Total Costs and Expenses	$ 36,084,449	$ 20,307,147	$ 31,348,027

Gain (Loss) on Sale of Assets	2,547,450	(135,396)	3,263,368

Income (Loss) from Operations	(14,362,885)	(3,885,144)	(3,188,616)

Other Expense:
Interest Expense	221,667	152,547	523,139

Income (Loss) Before Income Tax Expense	(14,584,552)	(4,037,691)	(3,711,755)

Income Tax Expense (Benefit)	(5,806,938)	(1,258,484)	(1,062,054)

Net Income (Loss)	$ (8,777,614)	$ (2,779,207)	$ (2,649,701)

Basic Earnings Per Share:
Net Income (Loss) Available To Common Stock	$ (1.06)	$ (0.35)	$ (0.33)

Diluted Earnings (Loss) Per Share	$ (1.06)	$ (0.35)	$ (0.33)

Other Comprehensive Income
Unrealized Gain(Loss) on Equity Securities	$ (303,870)	0	0
Less: Reclassification Adjustment for Losses (Gains)
Included in Net Income	71,994	0	0

Other Comprehensive Income (Loss), before tax	(231,876)	0	0

Income Tax Expense (Benefit) Related to Items of	(91,823)	0	0
Other Comprehensive Income

Other Comprehensive Income, net of tax	(140,053)	0	0

Comprehensive Income (Loss)
	$ (8,917,667)	$ (2,779,207)	$ (2,649,701)

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

	Common Stock		Preferred Stock Series AA
	Shares		Shares
	Issued	Amount	Outstanding	Amount
Balance at January 1, 2006	7,948,688	$ 19,500,374	57,416	$ 167,979

Conversion of Preferred A	3,060	$11,589	-	-

Stock Acquisition In Lieu Of Receivables	-	-	-	-

Stock Award	-	-	-	-

Net Income (Loss) for the Year	-	-	-	-

Balance at December 31, 2006	7,951,748	$19,511,963	57,416	$167,979

Stock Options Exercised Adjustment	(2)	-	-	-

Cash Dividend $0.05 Per Share	-	-	-	-

Stock Award	-	-	-	-

Net Income (Loss) for the Year	-	-	-	-

Balance at December 31, 2007	7,951,746	$19,511,963	57,416	$167,979

Stock Options Exercised	36,844	$105,000	-	-

Employee Stock Award Adjustments	(134)	-	-	-

Common Stock Private Placement	547,945	$3,724,998	-	-

Conversion of Preferred AA	2,316	$13,965	(4,632)	$(13,965)

Stock-Based Compensation – Stock Options Grant	-	-	-	-

Stock – Based Compensation - Restricted Stock Grant	-	-	-	-

Available for Sale Securities – Unrealized Loss	-	-	-	-

Net Income (Loss) for the Year	-	-	-	-

Balance at December 31, 2008	8,538,717	$23,355,926	52,784	$154,014

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

	Preferred Stock Series A
	Shares		Accumulated	Accumulated Other
	Outstanding	Amount	Deficit	Comprehensive Income (Loss)

Balance at January 1, 2006	6,122	$11,589	$(1,314,738)	-

Conversion of Preferred A	(6,122)	$(11,589)	-	-

Stock Acquisition In Lieu Of Receivables	-	-	-	-

Stock Award	-	-	-	-

Net Income (Loss) for the Year	-	-	$(2,649,701)	-

Balance at December 31, 2006	-	-	$(3,964,439)	-

Stock Options Exercised Adjustment	-	-	-	-

Cash Dividend $0.05 Per Share	-	-	(397,049)	-

Stock Award	-	-	-	-

Net Income (Loss) for the Year	-	-	$(2,779,207)	-

Balance at December 31, 2007	-	-	$(7,140,695)	-

Stock Options Exercised	-	-	-	-

Employee Stock Award Adjustments	-	-	-	-

Common Stock Private Placement	-	-	-	-

Conversion of Preferred AA	-	-	-	-

Stock-Based Compensation – Stock Options Grant	-	-	-	-

Stock-Based Compensation - Restricted Stock Grant	-	-	-	-

Available for Sale Securities – Unrealized Loss	-	-	-	$(140,053)

Net Income (Loss) for the Year	-	-	$(8,777,614)	-

Balance at December 31, 2008	-	-	$(15,918,309)	$(140,053)

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

	Treasury Stock
	Shares		Paid in Capital
	Acquired	Amount	Treasury Stock	Total

Balance at January 1, 2006	13,952	$ (68,271)	$ 21,357	$ 18,318,290

Conversion of Preferred A	-	-	-	-

Stock Acquisition In Lieu Of Receivables	26,000	($146,380)	-	($146,380)

Stock Award	(4,612)	22,599	3,506	$26,105

Net Income (Loss) for the Year	-	-	-	($2,649,701)

Balance at December 31, 2006	35,340	$ (192,052)	$ 24,863	$ 15,548,314

Stock Options Exercised Adjustment	-	-	-	-

Cash Dividend $0.05 Per Share	-	-	-	$(397,049)

Stock Award	(2,253)	$11,040	$1,712	$12,752

Net Income (Loss) for the Year	-	-	-	$(2,779,207)

Balance at December 31, 2007	33,087	$ (181,012)	$ 26,575	$ 12,384,810

Stock Options Exercised	-	-	-	$105,000

Employee Stock Award Adjustments	(468)	$1,636	$254	$1,890

Common Stock Private Placement	-	-	-	$3,724,998

Conversion of Preferred AA	-	-	-	-

Stock-Based Compensation – Stock Options Grant	-	-	$74,748	$74,748

Stock-Based Compensation – Restricted Stock Grant	-	-	$20,688	$20,688

Available for Sale Securities – Unrealized Loss	-	-	-	$(140,053)

Net Income (Loss) for the Year	-	-	-	$(8,777,614)

Balance at December 31, 2008	32,619	$(179,376)	$122,265	$7,394,467

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(8,777,614)	$(2,779,207)	$(2,649,701)
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation, Depletion, and Amortization	4,148,415	3,585,682	5,833,904
Lease Impairment	15,691,348	2,106,670	6,191,417
(Gain) Loss on Sale of Assets	(2,547,450)	135,396	(3,263,368)
Realized (Gain) Loss on Equity Securities	71,994	0	0
Bad Debt Expense	567,521	262,532	582,204
Stock-Based Compensation, net of adjustments	97,580	12,752	26,105
(Increase) Decrease in:
Accounts Receivable	(227,737)	(1,446,583)	586,727
Prepaid Expenses and Other Assets	(2,038,402)	1,684,996	(20,645)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	332,043	3,050,651	(189,127)
Deferred Revenues - DWI	58,703	(1,071,164)	(1,471,850)
Deferred Income Taxes	(5,835,477)	(1,114,713)	(2,219,273)

Net Cash Provided by Operating Activities	1,540,924	4,427,012	3,406,393

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures For Oil And Gas Properties And
Other Capital Expenditures	(9,865,255)	(8,835,180)	(3,091,316)
Proceeds from Sale of Assets	5,698,911	143,652	5,024,054
Purchase of Equity Securities	(633,427)	0	0
Sale of Equity Securities	110,619	0	0

Net Cash Provided (Used) by Investing Activities	(4,689,152)	(8,691,528)	1,932,738

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	0	6,150,000	2,115,000
Principal Payments on Long-Term Debt	(3,200,000)	(5,017,071)	(4,793,299)
Dividends Paid	0	(397,049)	0
Proceeds from Issuance of Common Stock	3,724,999	0	0
Exercise of Options for Cash	105,000	0	0
Repurchase of Stock Options	0	0	0

Net Cash Provided (Used) by Financing Activities	629,999	735,880	(2,678,299)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,518,229)	(3,528,636)	2,660,832

Cash & Cash Equivalents at Beginning of Year	3,848,968	7,377,604	4,716,772

Cash & Cash Equivalents at End of Year	$1,330,739	$3,848,968	$7,377,604

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	231,512	173,028	$529,940

Cash Paid for Taxes	19,338	579,080	$259,006

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Acquisition of Treasury Stock in Lieu of Receivables Owed	0	0	146,380

Unrealized Loss on Available-for-Sale Securities, net of tax effect	(140,053)	0	0

Conversion of Series AA Preferred Stock to Common Stock	139,645	0	0

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

Joint Ventures

The accompanying financial statements as of December 31, 2008 and 2007 include the accounts of Royale Energy and its proportionate share of the assets, liabilities and results of operations. Royale Energy generally retains an ownership interest of approximately 50% in wells it drills with its joint venture projects. Royale Energy is the operator of the majority of properties in which it has an ownership interest. In connection with the drilling and operation of wells, the Company receives industry standard COPAS fees, which are recorded as supervisory fee income.

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

Royale Energy recognizes revenues from the sale of natural gas in which the Company has an interest with other producers using the entitlements method of accounting. Under this method we recognize revenue based on our entitled ownership percentage of sales of natural gas delivered to purchasers. Gas imbalances occur when we sell more or less than our entitled ownership percentage of total natural gas production. When we receive more than our entitled share, a liability is recorded. Gas imbalances on our production at December 31, 2008, 2007 and 2006 were not significant.

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

Oil and Gas Property and Equipment (Successful Efforts)

Royale Energy accounts for its oil and gas exploration and development costs using the successful efforts method. Leasehold acquisition costs are capitalized. If proved reserves are found on an undeveloped property, leasehold cost is transferred to proved properties. Significant undeveloped leases are reviewed periodically and a valuation allowance is provided for any estimated decline in value. Cost of other undeveloped leases is expensed over the estimated average life of the leases. Cost of exploratory drilling is initially capitalized. In the absence of a determination that proved reserves are found, the costs of drilling such exploratory wells are charged to expense. Royale Energy makes this determination within one year following the completion of drilling. Other exploratory costs are charged to expense as incurred. Development costs, including unsuccessful development wells, are capitalized. Depletion, depreciation and amortization of oil and gas producing properties are computed on an aggregate basis using the units-of-production method.

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

Royale Energy performs a periodic review for impairment of proved properties on a field-by-field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value. Royale Energy determines if impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties or based on fair market values. Impairment losses of $15,691,348, $2,106,670, and $6,191,417, were recorded in 2008, 2007, and 2006 respectively.

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

In 2008, Royale Energy recorded an impairment of $15,691,348 in fields where year end reserve values no longer supported net book values of the related wells in those fields. Moreover, 2008 impairments also include significant impairments of nonviable geological lease and land costs. The majority of these impairments, $9,508,294, were recorded in our Moon Ridge field in Utah, where recently drilled wells had significantly lower proved reserves than originally estimated. Royale’s Texas and Gulf Coast fields were impaired $1,936,390 due to lower production, and lower than originally estimated reserves. In addition, the company also had $3,014,027 in nonviable geological lease and land costs incurred in developing its Gulf Coast and Texas fields with Brigham Exploration Company. In reviewing these carried costs, management determined Royale Energy would not be able to pursue any additional wells with Brigham where these costs would be allocated. Royale had impairment in its Dunnigan Hills, Bowerbank, Elkhorn Slough, and Afton fields in the amounts of $55,616, $100,436, $284,379, and $42,828, respectively. The impairments were the result of natural declines and lower reserves than originally estimated. Management also impaired its costs relating to it two recently drilled wells in Colusa County and Laris Well field by $348,376 and $340,129, respectively. These wells, drilled as developmental to existing reserves, produced no gas, and as such, their related costs were impaired.

In 2007, management recorded an impairment of $2,106,670 in fields where year end reserve values no longer supported the net book values of wells in those fields. The majority of this impairment, $1,248,843 was recorded in our Bowerbank field in California, were various recently drilled wells had significantly lower proved undeveloped reserves than originally estimated. The Afton field in California was impaired for $389,946 mainly on acquired wells which ceased producing due to their natural declines and had lower reserves than originally estimated. Our Texas and Gulf Coast fields were impaired $283,371 due to wells in these areas that had been drilled in the last few years which had significantly lower production and reserves than originally estimated. Our Elkhorn Slough field was impaired for $148,734 due to lower proved undeveloped reserves than originally estimated.

In 2006, Royale Energy recorded an impairment of $6,191,417 in fields where year end reserve values no longer supported the net book values of wells in those fields. The primary focus of this impairment, $4,068,843 was recorded for our wells in the Texas and Gulf Coast fields. There were several wells in this area that had been drilled in the last few years which had significantly lower production and reserves than originally estimated. The Bowerbank field in California was impaired for $1,331,093 mainly for older wells which ceased producing due to their natural declines. Our Cache Creek field was impaired for its remaining value of $399,269 due to the drilling of the North Crossroads 6-34 which proved unsuccessful. The Willows field was also impaired for $255,109 due to the drilling of the North Willows 3 which although successful had lower reserves than originally estimated.

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

At December 31, 2008 and 2007, net accounts receivable was $3,750,557 and $4,090,341 respectively. At December 31, 2008 and 2007, the Company established an allowance for uncollectable accounts of $973,319 and

$546,874, respectively for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Year Ended December 31, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Earnings Per Share:
Net income available to common stock	$ (8,777,614)	8,246,972	$ (1.06)

Cumulative effect of accounting change

Diluted Earnings Per Share:
Effect of dilutive securities and stock options

Net income available to common stock	$ (8,777,614)	8,246,972	$ (1.06)

	For the Year Ended December 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Earnings Per Share:
Net income available to common stock	$ (2,779,207)	7,917,543	$ (0.35)

Cumulative effect of accounting change

Diluted Earnings Per Share:
Effect of dilutive securities and stock options

Net income available to common stock	$ (2,779,207)	7,917,543	$ (0.35)

	For the Year Ended December 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic Earnings Per Share:
Net income available to common stock	$ (2,649,701)	7,932,198	$ (0.33)

Cumulative effect of accounting change	-	-	-

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	-	-	-

Net income available to common stock	$ (2,649,701)	7,932,198	$ (0.33)

For the years ended December 31, 2008, 2007, and 2006, Royale Energy had dilutive securities of 43,700, 28,708, and 28,708, respectively. These securities were not included in the dilutive earning per share due to their anti-dilutive nature.

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

During the year ended December 31, 2008, the Board of Directors authorized approximately 550,000 shares to be issued for equity awards through a stock grant plan adopted in November 2008 and stock option grant plan adopted in March 2008. At this time, these new shares will be issued based upon the availability of authorized shares when exercised. These new shares, upon exercise, will not be issued from the Company’s Treasury stock holdings.

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

At December 31, 2008, Royale Energy reported a fair value of $218,938 relating to available for sale securities. For the purposes of identifying related costs to its available for sale securities, the Company uses a specific identification method. On December 31, 2008, the total cost for those securities amounted to $450,813. An unrealized holding loss of $140,053 was recorded in the equity’s other comprehensive loss section. The unrealized holding loss included an income tax benefit of $91,823.

Fair Value Measurements

According to SFAS No. 157, “Fair Value Measurements,” for assets and liabilities that are measured at fair value on a recurring and nonrecurring basis in period subsequent to initial recognition, the reporting entity shall disclose information that enable users of its financial statements to assess the inputs used to develop those measurements and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period.

In 2008, Royale Energy reported the fair value of $218,938 in available for sale securities. The fair value was determined using the number of shares owned as of December 31, 2008 multiplied by the market price of those securities on December 31, 2008.

The table below summarizes Royale’s fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall. At December 31, 2008, Royale Energy quoted prices in active markets for identical assets when determining the fair value measurements at the reporting date.

Description	12/31/2008	Level 1
Available for Sale Securities	$218,938	$218,938

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (SFAS 161), that requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a proscribed tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39; and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS 161 is effective for fiscal and interim periods beginning after November 15, 2008.

SEC Rulemaking

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. We are currently assessing the impact that the adoption will have on our disclosures, operating results, financial position and cash flows.

NOTE 2 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31:

	2008	2007
Oil and Gas

Producing properties, including intangible drilling costs	$ 23,875,461	$ 32,479,353
Undeveloped properties	1,102,317	2,974,647
Lease and well equipment	9,081,305	8,069,725
	34,059,083	43,523,725
Accumulated depletion, depreciation and amortization	(24,612,940)	(21,098,694)

	$ 9,446,143	$ 22,425,031

Commercial and Other

Real estate, including furniture and fixtures	$ 503,344	503,344
Vehicles	313,460	313,460
Furniture and equipment	1,232,647	1,200,852
	2,049,451	2,017,656
Accumulated depreciation	(1,232,077)	(1,052,946)

	817,374	964,710

	$ 10,263,517	$ 23,389,741

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

	2008	2007	2006

Acquisition - Proved	$ 288,569	$ 1,690	$ 720,796
Acquisition - Unproved	$ (218,533)	$ 1,060,983	$ 1,276,429
Development	$ 9,701,556	$ 3,441,517	$ 7,489,178
Exploration	$ 2,047,211	$ 9,763,490	$ 5,727,865

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

12 Months Ended December 31,
	2008	2007
Beginning balance at January 1	$ 0	$ 0

Additions to capitalized exploratory well costs pending the determination of proved reserves	$ 497,889	$ 6,684,243

Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	$ (497,889)	$ (6,684,243)

Ending balance at December 31	$ 0	$ 0

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the three years ended December 31, are as follows:

	2008	2007	2006

Oil and gas sales	$ 6,999,022	$ 6,110,092	$ 7,965,633
Production related costs	(2,832,413)	(2,116,977)	(1,968,269)
Geological and geophysical expense	(73,912)	(423,459)	(400,306)
Lease Impairment	(15,691,348)	(2,106,670)	(6,191,417)
Depreciation, depletion and amortization	(4,148,415)	(3,585,682)	(5,833,904)

Results of operations from producing and
exploration activities	$ (15,745,066)	$ (2,122,696)	$ (6,428,263)
Income Taxes (Benefit)	(6,269,004)	(732,330)	(2,217,751)

Net Results	$ (9,476,062)	$ (1,390,366)	$ (4,210,512)

In September 2008, Royale Energy sold its Rio Bravo field located in Kern County, California for $4.75 million to Occidental Petroleum of Elk Hills Inc, resulting in a net gain from the sale of $2,637,203. The proceeds from this sale were used in drilling additional natural gas wells as well as in the operations of the company.

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

	2008	2007
Asset retirement obligation
Beginning of the year	$402,278	$273,049
Liabilities incurred during the period	14,808	7,006
Settlements	(21,571)	0
Accretion expense	27,683	10,217

Revisions in estimated cash flow	70,970	112,006

Asset retirement obligation
End of year	$494,168	$402,278

NOTE 4 - TURNKEY DRILLING CONTRACTS

Royale Energy receives funds under turnkey drilling contracts, which require Royale Energy to drill oil and gas wells within a reasonable time period from the date of receipt of the funds. As of December 31, 2008 and 2007, Royale Energy had recorded deferred turnkey drilling revenue associated with undrilled wells of $4,005,800 and $3,947,097, respectively, as a current liability.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for 2008, 2007 and 2006

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Year Ended December 31, 2008
Revenues from External Customers	$ 6,999,022	$ 11,472,065	$ 18,471,087

Supervisory Fees	613,338	-	613,338

Interest Revenue	-	89,689	89,689

Interest Expense	110,834	110,833	221,667

Expenditures for Segment Assets	6,541,889	9,702,797	16,244,686

Depreciation, Depletion, and Amortization	3,940,994	207,421	4,148,415

Lease Impairment	15,691,348	-	15,691,348

Gain on Sale of Assets	2,547,450	-	2,547,450

Income Tax (Benefit)	(2,903,469)	(2,903,469)	(5,806,938)

Total Assets	24,190,596	-	24,190,596

Net Income (Loss)	$ (13,221,786)	$ 4,444,172	$ (8,777,614)

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
Year Ended December 31, 2007
Revenues from External Customers	$ 6,110,092	$ 9,408,103	$ 15,518,195

Supervisory Fees	847,603		847,603

Interest Revenue	95,800	95,801	191,601

Interest Expense	76,274	76,273	152,547

Expenditures for Segment Assets	5,868,775	8,746,020	14,614,795

Depreciation, Depletion, and Amortization	3,406,398	179,284	3,585,682

Lease Impairment	2,106,670	-	2,106,670

Gain (Loss) on Sale of Assets	(67,698)	(67,698)	(135,396)

Income Tax (Benefit)	(629,242)	(629,242)	(1,258,484)

Total Assets	$32,571,374		$32,571,374

Net Income (Loss)	$ (3,843,078)	$ 1,063,871	$ (2,779,207)

Year Ended December 31, 2006
Revenues from External Customers	$ 7,965,633	$ 15,711,550	$ 23,677,183

Supervisory Fees	$ 1,056,952	$ -	$ 1,056,952

Interest Revenue	$ 161,908	$ -	$ 161,908

Interest Expense	$ 261,570	$ 261,569	$ 523,139

Expenditures for Segment Assets	$ 5,629,298	$ 13,693,408	$ 19,322,706

Depreciation, Depletion, and Amortization	$ 5,542,209	$ 291,695	$ 5,833,904

Lease Impairment	$ 6,191,417	$ -	$ 6,191,417

Gain on Sale of Assets	$ 3,263,368	$ -	$ 3,263,368

Income Tax (Benefit)	$ (531,027)	$ (531,027)	$ (1,062,054)

Total Assets	$ 33,715,203	$ -	$ 33,715,203
Net Income (Loss)	$ (4,645,606)	$ 1,995,905	$ (2,649,701)

NOTE 6 - LONG-TERM DEBT

		2008		2007

Revolving line of credit secured by oil and gas properties, with a maximum available of $5,375,974 at December 31, 2008 issued by Guaranty Bank, FSB for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes. The agreement was entered into on January 21, 2003. Interest is at Guaranty Bank’s base rate plus .50%, resulting in a rate of 3.75% and 7.75% at December 31, 2008 and 2007, respectively, payable monthly with borrowing base reductions of $200,000 commencing on January 1, 2008. As part of this agreement, Guaranty Bank has issued letters of credit in the amount of $774,025 on behalf of the Company to various agencies. All unpaid principal and interest is payable at maturity on October 1, 2010.

		$1,975,974		$ 5,175,974

Term Note (Secured by Deed of Trust), dated March 17, 2004, in the original principal amount of $1,000,000, executed by Royale Energy, Inc., payable to the order of Guaranty Bank, FSB. Monthly payments of principal and interest are $9,000 per month. The unpaid principal and interest due was paid on March 19, 2007.		0		0

Total Long Term Debt		$ 1,975,974		$ 5,175,974

Less Current Maturity
	0		0

Long Term Debt Less Current Portion		$ 1,975,974		$ 5,175,974

Significant covenants under the terms of the line of credit agreement include that the Company will have a tangible net worth not less than $8,188,000 as of September 30, 2002, plus 50% of positive quarterly net income thereafter, a debt coverage ratio not less than 1.25:1, a bank defined current ratio not less than 1:1, general and administrative expenses (excluding litigation and accounting expenses) at the close of any fiscal quarter not to exceed 27.5% of net revenues. The Company was in compliance with, or had obtained a waiver from, the terms of this agreement at December 31, 2007.

Maturities of long-term debt for years subsequent to December 31, 2008 are as follows:

Year Ended
December 31,

2009	$ 0
2010	$ 1,975,974
2011	$ 0

$ 1,975,974

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

Significant components of the Company’s deferred assets and liabilities at December 31, 2008, 2007 and 2006, respectively, are as follows:

	2008	2007	2006
Deferred Tax Assets (Liabilities):
Statutory Depletion Carry Forward	$ 902,529	$ 689,985	$ 129,433
Net Operating Loss	1,094,343	421,982
Other	103,979	8,024
Mark to Market Securities	91,823
Capital Loss / AMT Credit Carry Forward	44,117	18,915	22,465
Charitable Contributions Carry Forward	6,397	383	-
Allowance for Doubtful Accounts	332,499	209,179	195,615
Oil and Gas Properties and Fixed Assets	2,988,018	(1,577,216)	(1,825,820)
	$ 5,563,705	$ (228,748)	$ (1,478,307)
Valuation Allowance	-	(134,847)	-
Net Deferred Tax Asset (Liability)	$ 5,563,705	$ (363,595)	$ (1,478,307)

Deferred Tax Assets:
Current	$ 534,698	$ 217,586	$ 195,615
Non-current			-
Deferred Tax Liabilities:
Current			-
Non-current	5,029,007	(581,181)	(1,673,922)
Net Deferred Tax Asset (Liability)	$ 5,563,705	$ (363,595)	$ (1,478,307)

The Company had statutory percentage depletion carry forwards of approximately $2,300,000 and $1,800,000 at December 31, 2008 and 2007, respectively. The depletion has no expiration date. The Company also has a net operating loss carry forward of approximately $ 2,800,000 and $1,100,000 at December 31, 2008 and 2007, respectively. The first portion of Royale’s net operating loss, $1,100,000, will expire in 2027 with the remaining portion, $1,600,000, expiring in 2028.

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the statutory income tax rates at December 31, 2008, 2007 and 2006, respectively, to pretax income is as follows:

	2008	2007	2006

Tax (benefit) computed at statutory rate	$ (4,958,749)	$ (1,372,815)	$ (1,279,100)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other	(727,256)	(23,503)	211,712
Other non deductible expenses	13,941	2,987	5,334
Change in valuation allowance	(134,874)	134,847	-
Provision (benefit)	$ (5,806,938)	$ (1,258,484)	$ (1,062,054)

Effective Tax Rate	39.6%	31.2%	28.6%

The components of the Company’s tax provision are as follows:

	2008	2007	2006

Current tax provision (benefit) – federal	$ 20,667	$ (171,795)	$ 915,010
Current tax provision (benefit) – state	7,872	28,023	242,209
Deferred tax provision (benefit) – federal	(4,729,030)	(1,120,479)	(1,754,774)
Deferred tax provision (benefit) – state	(1,106,447)	5,767	(464,499)

Total provision (benefit)	$ (5,806,938)	$ (1,258,484)	$ (1,062,054)

We adopted the provisions of FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standards (“SFAS”) 109 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  As a result of our implementation of FIN 48 at the time of adoption and December 31, 2008, the Company did not recognize a liability for uncertain tax positions.  As a result, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our consolidated balance sheets. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The tax years 2001 through 2008 remain open to examination by the taxing jurisdictions in which we file income tax returns.

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

NOTE 9 - SERIES AA PREFERRED STOCK

In April 1992, Royale Energy's Board of Directors authorized the sale of Series AA Convertible Preferred Stock. Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to Series A Convertible Preferred Stockholders. The Series AA Convertible Preferred Stock does not have the right of redemption at the stockholders' option. As of December 31, 2003 and 2002, there were 43,240 and 48,581 shares issued and outstanding. The Board authorized a 15% stock dividend to stockholders of record on May 31, 2002 and increased the number of Series AA Preferred shares by 6,466. In addition, on May 1, 2003, the Board authorized a 15% stock dividend to stockholders of record on that date payable in equal monthly installments beginning with the quarter ending June 30, 2003. This dividend increased the number of Series AA Preferred shares by 3,701 for the period ending December 31, 2003 and has been retroactively restated to reflect the 3rd quarterly stock dividend paid in January 2004. On March 31, 2004, the fourth and final of these installments was made resulting in 1,619 shares being issued. On March 23, 2004, the Board of Directors declared a 28% stock split, which was distributed to stockholders on June 30, 2004. As a result, the Series AA Preferred shares increased by 12,557. As of December 31, 2007 and 2006, there were 57,416 shares issued and outstanding. In 2008, a Preferred AA stockholder was issued 2,316 shares of common stock in exchange for 4,632 share of Series AA Preferred stock resulting in 52,784 shares of Series AA Preferred stock issued and outstanding as of December 31, 2008.

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

In June 2008, Royale Energy entered into a Securities Purchase Agreement with Cranshire Capital, L.P. to issue and sell 547,945 shares of its common stock in exchange for approximately $4,000,000 (i.e. $7.30 per share). As part of the agreement, Cranshire was also issued a warrant to acquire additional shares of its common stock. The warrant, which expires on June 10, 2013, is exercisable for an aggregate of 191,781 shares at an exercise price of $7.30 per share. The $7.30 per share price was negotiated as a 15% discount from the 10 day dollar volume weighted average price of the Company’s Common Stock on the NASDAQ Global Market. The net proceeds from the private placement went towards general corporate purposes, including the acquisition of oil and natural properties for future development.

NOTE 11 - OPERATING LEASES

Royale Energy occupies office space through the use of two leases, one for their office in San Diego, CA and one for an office and yard in Woodland, CA. The San Diego lease is under a 120 month noncancellable lease contract, which expires in July 2015. The San Diego lease calls for monthly payments ranging from $27,010 to $35,271, and the Woodland lease calls for monthly payments of $900. Future minimum lease obligations as of December 31, 2008 are as follows:

Year Ended
December 31,

2009	$ 358,857
2010	369,555
2011	380,465
2012	391,692
2013	403,873
Thereafter	662,741

Total	$ 2,567,183

Rental expense for the years ended December 31, 2008, 2007, and 2006 are $370,620, $403,497, and $370,658, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

Donald H. Hosmer, Royale Energy’s co-president, owns 11.0% of Royale Energy common stock. Donald H. Hosmer is the brother of Stephen M. Hosmer, and son of Harry E. Hosmer.

Stephen M. Hosmer, Royale Energy’s co-president and chief financial officer, owns 13.8% of Royale Energy common stock. Stephen M. Hosmer is the brother of Donald H. Hosmer and son of Harry E. Hosmer.

Harry E. Hosmer, Royale Energy's former president and former chief executive officer, owns 8.8% of Royale Energy common stock. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer. Donald H. Hosmer and Stephen M. Hosmer are also officers and directors of Royale Energy.

The Board of Directors adopted a policy in 1989 that permits directors and officers of the Company to purchase from the Company, at the Company’s actual costs, up to one percent of a fractional interest in any well to be drilled by the Company. Current and former officers and directors were billed $38,326, $21,759 and $49,787 for their interests for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Donald H. Hosmer delivered 26,000 shares of common stock of Royale Energy, Inc., owned by him, to the company on September 26, 2006, in exchange for interests in oil and gas drilling projects sponsored by the company. The value of the common stock received by the company in consideration for the exchange was $146,380, based on the closing market price of the company's common stock on the NASDAQ Stock Market on June 12, 2006; the date the agreement to invest was made. Mr. Hosmer continues to hold the remainder of his common shares, equal to 11.0% of the company's common stock, as an investment.

NOTE 13 - STOCK COMPENSATION PLAN

On June 1, 2005, Royale Energy awarded shares of restricted common stock to certain of its employees pursuant to an incentive compensation plan. On that date, the Company’s stock price was $5.66 per share. A total of 2,253 and 4,612 shares of vested restricted common stock were issued in 2007, and 2006, respectively. The Company recognized $12,752, $26,105 in compensation expenses in 2007, and 2006, respectively. Moreover, the company also recognized a tax benefit from this stock grant arrangement of $3,978, and 7,466 for the years ended December 31, 2007, and 2006, respectively. The stock issued pursuant to the plan was issued in reliance on the exemption from registrations requirements of the Securities Act of 1933 contained in Section 4(2) thereof

At the March 23, 2008 Board of Directors meeting, directors and executive officers of Royale Energy were each granted 45,000 options, a total of 360,000 options, to purchase common stock at an exercise or base price of $3.50 per share. These options are to be vested in three parts; the first 120,000 have vested March 31, 2008, and 120,000 will vest in each of the next two years March 31, 2009 and 2010. The options were granted for a legal life of four years with a service period of three years. Royale Energy recorded compensation expense of $74,748 in 2008 relating to these options. The total income tax benefit recognized in the income statement for these option arrangements was $29,600 in 2008.

The fair value of the options was calculated using the Black-Scholes option pricing method. Since there is currently no market for options of Royale’s common stock, expected volatilities are based on historical volatility of the Company’s stock and other factors. Royale Energy uses historical data to estimate option exercise and board member turnover within the valuation model. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Options	2008	2007	2006
Expected volatility	40%	-	-
Weighted-average volatility	40%	-	-
Expected dividends	0	-	-
Expected term (months)	48	-	-
Risk-free rate	2.89%	-	-

A summary of the status of Royale Energy's stock option plan as of December 31, 2008, 2007 and 2006, and changes during the years ending on those dates is presented below:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Fixed Options
Outstanding at Beginning of Year	0		0	-	0	-
Granted	360,000	$3.50
Stock Dividends and Splits			-		-
Reinstated			-		-
Exercised	(40,000)	$3.50	-		-
Expired or Ineligible			-		-

Outstanding at End of Year	320,000	$3.50	0	-	0	-

Options Exercisable at Year End	80,000	$3.50	-	-	-	-

Weighted-average Fair Value of Options
Granted During the Year	$224,244		-		-

The weighted-average grant-date fair value of options granted during 2008 was $0.62 per share, and the fair value of the share vested in 2008 was $74,748. The total intrinsic value of options exercised during 2008 was $220,846. At December 31, 2008, Royale Energy’s stock price was less than the weighted average exercise price, and as such the outstanding and exercisable stock options had no intrinsic value. These stock options have a weighted-average remaining contractual term of 40 months as of December 31, 2008.

In November 2008, the Board of Directors granted the directors and executive officers of Royale Energy 95,000 shares of restricted common stock. The number of granted share will double to 190,000 shares of common stock if Royale’s stock price reaches $15 a share during the period. The grant is to be vested in three parts, 31,667 or 63,334 shares, depending on Royale’s stock price, which will vest on November 30, 2009, 2010, and 2011. Royale has recognized share-based compensation expense of $20,688 and $8,192 as a tax benefit in 2008 relating to this grant.

A summary of the status of Royale Energy's restricted stock grant plans as of December 31, 2008, 2007 and 2006, and changes during the years ending on those dates is presented below:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested Shares
Non-vested at Beginning of Year	-	-	4,622	$5.66	9,234	$5.66
Granted	95,000	$3.31
Reinstated	-		-		-
Vested	-		2,253		4,612
Expired or Ineligible	-		2,369		-

Non-vested at End of Year	95,000		0	-	4,622	-

As of December 31, 2008, there was $227,572 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 33 months.

NOTE 14 - SIMPLE IRA PLAN

In April 1998, the Company established a Simple IRA pension plan covering all employees. The Company will contribute a matching contribution to each eligible employee’s Simple IRA equal to the employee’s salary reduction contributions up to a limit of 3% of the employee’s compensation for the year. The employer contribution for the years ending December 31, 2008, 2007, and 2006 were $61,787, $53,761 and $48,986, respectively.

NOTE 15 - ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the continuing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy's business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance and remediation costs in 2008, 2007, or 2006.

Royale Energy is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of Royale Energy.

NOTE 16 - CONCENTRATIONS OF CREDIT RISK

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

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 for our interest bearing account. For the Company’s non-interest bearing account, Royale Energy’s account balances are fully insured by the FDIC through December 31, 2009. At December 31, 2008 and 2007, cash in banks exceeded the FDIC limits by approximately $247,000 and $4.6 million, respectively. The Company has not experienced any losses on deposits.

NOTE 17: Quarterly Financial Information (Unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2008
Revenues	$2,990,257	$ 4,710,567	$4,958,322	$6,514,968	$19,174,114
Operating income (loss)	(1,321,506)	1,219,065	2,128,256	(16,388,700)	(14,362,885)
Net income (loss)	$(927,460)	$760,230	$1,373,491	$(9,983,875)	$(8,777,614)
Earnings (loss) per share
Diluted	$ (0.12)	$0.09	$0.16	$(1.21)	$(1.06)
Basic	$ (0.12)	$0.09	$0.16	$(1.21)	$(1.06)

2007
Revenues	$2,518,837	$4,069,220	$4,777,239	$5,192,103	$16,557,399
Operating income (loss)	(1,344,016)	(119,840)	(138,160)	(2,283,128)	(3,885,144)
Net income (loss)	$(912,010)	$(105,350)	$(121,125)	$(1,640,722)	$(2,779,207)
Earnings (loss) per share
Basic and Diluted	$ (0.12)	$ (0.01)	$ (0.02)	$ (0.21)	$ (0.35)

Annual Earnings (loss) per share may not equal the sum of the four quarterly amounts due to rounding.

NOTE 18: COMMITMENTS AND CONTINGENCIES

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

National Fuel Corporation ("NFC") v. Royale Energy, Inc., No. 080800735, Uintah County, Utah.  This lawsuit was filed on October 10, 2008, after the close of the third fiscal quarter.  It arose from a dispute over jointly operated property in which Royale is the 75% owner and operator and NFC is a non-operator with a 25% ownership.  NFC disagrees with the Company's operations and seeks to remove the Company as operator.  NFC also seeks unspecified damages.  The case is in its very beginning, and the Company has not yet responded to the Complaint.  Royale disputes the claims and intends to defend the complaint vigorously.

NOTE 19 – SUBSEQUENT EVENTS

On February 13, 2009 Royale Energy entered into an agreement with Texas Capital Bank, N.A. for a new revolving line of credit and letter of credit facility, secured by oil and gas properties, of up to $14,250,000 and separate letter of credit facility of up to $750,000, for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes. Interest is to be the greater of Texas Capital Bank’s base rate and the Federal Funds rate but in no event less than 3% per year. The borrowing base at the closing date was $4,900,000 with borrowing base reductions of $175,000 commencing on March 1, 2009. All unpaid principal and interest is payable at maturity on February 13, 2013.

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

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent engineering consultants for the years ended December 31, 2008, 2007, and 2006. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2008, 2007 and 2006 and changes in such quantities during each of the years then ended, were as follows:

	2008		2007		2006
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed and undeveloped reserves:
Beginning of period	23,866	3,771,967	37,000	8,160,000	91,000	10,564,000
Revisions of previous estimates	11,858	104,796	954	(4,048,438)	(34,444)	(1,022,969)
Production	(11,089)	(714,230)	(14,088)	(791,195)	(21,325)	(1,074,573)
Extensions, discoveries and improved recovery	-	214,035	-	784,391	2,331	1,866,918
Purchase of minerals in place	-	-	-	-	-	-
Sales of minerals in place	-	-	-	(332,791)	(563)	(2,173,376)

Proved reserves end of period	24,635	3,376,568	23,866	3,771,967	37,000	8,160,000

	2008		2007		2006
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Proved developed reserves:

Beginning of period	23,866	3,413,578	37,000	4,129,000	65,000	6,990,000

End of period	24,635	3,184,966	23,866	3,413,578	37,000	4,129,000

These estimates were determined using gas prices at December 31, 2008 ranging from $4.60 per MCF to $6.29 per MCF as applied on a field-by-field basis.

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves

The standardized measure of discounted future net cash flows is presented below for the three years ended December 31, 2008.

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

2009	$ 449,620
2010	252,220
2011	17,300
Thereafter	25,100

Total	$ 744,240

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

	2008	2007	2006

Future cash inflows	$18,596,000	$28,421,000	$55,931,000
Future production costs	(6,411,000)	(7,474,000)	(11,628,000)
Future development costs	(744,000)	(1,085,000)	(10,779,000)
Future income tax expense	(3,432,285)	(5,958,270)	(10,057,200)

Future net cash flows	8,008,715	13,903,730	23,466,800

10% annual discount for estimated timing of cash flows	(2,042,551)	(3,258,848)	(6,820,249)

Standardized measure of discounted future net cash flows	$5,966,164	$10,644,882	$16,646,551

Sales of oil and gas produced, net of production costs	$(2,097,225)	$(3,858,679)	$(4,745,695)

Revisions of previous quantity estimates	(5,251,154)	(8,124,443)	(15,871,556)
Net changes in prices and production costs	(1,809,957)	(1,649,513)	(4,015,314)
Sales of minerals in place	-	(220,631)	(7,906,688)
Purchases of minerals in place	-	-	-

Extensions, discoveries and improved recovery	775,819	3,741,753	4,216,939

Accretion of discount	1,698,634	1,537,700	2,383,900

Net change in income tax	2,005,165	2,572,144	7,781,524

Net increase (decrease)	$(4,678,718)	$(6,001,669)	$(18,156,890)

Future Development Costs

In order to realize future revenues from our proved reserves estimated in our reserve report, it will be necessary to incur future costs to develop and produce the proved reserves. The following table estimates the costs to develop and produce our proved reserves in the years 2009 through 2011.

Future development cost of:	2009	2010	2011
Proved developed reserves	$ -	$ -	$ -
Proved non-producing reserves	123,520	27,220	17,300
Proved undeveloped reserves	326,100	225,000	-

Total	$ 449,620	$ 252,220	$ 17,300

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

Additional data relating to Royale Energy's oil and natural gas properties is disclosed in Supplemental Information About Oil and Gas Producing Activities (Unaudited), attached to Royale Energy's Financial Statements, beginning on page F-1. The oil and natural gas reserve information disclosed in the supplement to the financial statements are based upon the reserve reports for the three years ended December 31, 2008, 2007, and 2006, prepared by Royale Energy's independent reserve engineering consultants.

Historic Development Costs for Proved Reserves

In each year we expend funds to drill and develop some of our proved undeveloped reserves. The following table summarizes our historic costs incurred in each of the past three fiscal years to drill and develop reserves that were classified as proved undeveloped reserves as of December 31 of the immediately preceding year:

2008	$392,055
2007	$2,093,801
2006	$2,492,985