Form 10-K/A
period 2008-12-31
ROYALE ENERGY INC
filed 2009-04-29
CIK 864839

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to

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

INTRODUCTORY STATEMENT

The sole purpose of this amendment is to add to the annual report the information contained in Part III, which information is also contained in our preliminary proxy statement filed with the SEC on April 22, 2009. No changes have been made in Parts I or II or in the audited financial statements contained in this Report.

TABLE OF CONTENTS

PART I	1
Item 1 Description of Business	1
Plan of Business	2
Competition, Markets and Regulation	3
Item 1A Risk Factors	5
Item 2 Description of Property	10
Northern California	10
Drilling Activities	11
Production	12
Net Proved Oil and Natural Gas Reserves	12
Item 3 Legal Proceedings	12
Item 4 Submission of Matters to a Vote of Security Holders	13
PART II	13
Item 5 Market for Common Equity and Related Stockholder Matters	13
Dividends	13
Recent Sales of Unregistered Securities	13
Item 6 Selected Financial Data	14
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Critical Accounting Policies	15
Results of Operations for the Twelve Months Ended December 31, 2008, as Compared to the Twelve Months Ended December 31, 2007	17
Results of Operations for the Twelve Months Ended December 31, 2007, as Compared to the Twelve Months Ended December 31, 2006	19
Capital Resources and Liquidity	22
Changes in Reserve Estimates	24
Item 7A Qualitative and Quantitative Disclosures About Market Risk	26
Item 8 Financial Statements	26
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	26
Item 9A Controls and Procedures	27
PART III	29

Item 10 Directors and Executive Officers of the Registrant	29
Item 11 Executive Compensation	33
Item 12 Security Ownership of Certain Beneficial Owners and Management	37
Item 13 Certain Relationships and Related Transactions	38
Item 14 Principal Accountant Fees and Services	40
Item 15 Exhibits and Financial Statement Schedules	40

Financial Statements	F-1

ii

ROYALE ENERGY, INC.

PART I

Item 1	Description of Business

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

Name	Number of Shares (1)	Percent (2), (3)
Donald H. Hosmer	937,159	11.0%
Stephen M. Hosmer (4)	1,175,427	13.8%
Harry E. Hosmer	748,697	8.8%
Total	2,861,283	33.6%

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

All of our directors serve one year terms from the time of their election to the time their successor is elected and qualified. The following information is furnished with respect to each director and executive officer who served as such during the fiscal year ended December 31, 2008:

Name	Age	First Became Director or Executive Officer	Positions Held

Harry E. Hosmer (3)	78	1986	Chairman of the Board
Donald H. Hosmer	55	1987	Co-President, Co-Chief Executive Officer and Director
Stephen M. Hosmer	42	1996	Co-President, Co-Chief Executive Officer, Chief Financial Officer and Director
Oscar A. Hildebrandt (1) (2) (3) (4)	73	1995	Secretary and Director
George M. Watters (1) (2)	89	1991	Director
Gilbert C. L. Kemp(1)	75	1998	Director
Gary Grinsfelder (4)	59	2007	Director
Tony Hall (2) (4)	67	2007	Director

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the executive committee.

(4)	Member of the nominations committee.

The board has determined that directors Gary Grinsfelder, Tony Hall, Oscar Hildebrandt, George M. Watters and Gilbert C. L. Kemp qualify as independent directors under NASDAQ rules.

Nominee Profiles

The following summarizes the business experience of each director and executive officer for the past five years.

HARRY E. HOSMER – Chairman of the Board

Harry E. Hosmer has served as chairman since Royale Energy began in 1986, and from inception in 1986 until June 1995, he also served as president and chief executive officer.

DONALD H. HOSMER – Co-President, Co-Chief Executive Officer and Director

Donald H. Hosmer has served as an executive officer and director of Royale Energy since its inception in 1986. In June 1995 he became president and chief executive officer. In October 2008 he became co-president and co-chief executive officer, with primary responsibility for marketing and investor/shareholder relations for the company. Donald H. Hosmer is the son of Harry E. Hosmer and brother of Stephen M. Hosmer.

STEPHEN M. HOSMER – Co-President, Co-Chief Executive Officer, Chief Financial Officer, Director

Stephen M. Hosmer joined Royale Energy as the management information systems manager in May 1988, responsible for developing and maintaining Royale Energy’s computer software. Mr. Hosmer developed programs and software systems used by Royale Energy. From 1991 to 1995, he served as president of Royale Operating Company, Royale Energy’s operating subsidiary. In 1995, he became chief financial officer of Royale Energy. In 1996, he was elected to the board of directors of Royale Energy. In 2003, he was elected executive vice president. In October 2008, he became co-president and co-chief executive officer with primary responsibility for oil and gas exploration operations. Mr. Hosmer served seven years on the board of directors of Youth for Christ, a charitable organization in San Diego, California. Stephen M. Hosmer is the son of Harry E. Hosmer and brother of Donald H. Hosmer. Mr. Hosmer holds a Bachelor of Science degree in Business Administration from Oral Roberts University in Tulsa, Oklahoma, as well as earning his MBA degree via the prestigious President/Key Executive program at Pepperdine University in Malibu, California.

OSCAR HILDEBRANDT, D.V.M. – Secretary and Director

Dr. Hildebrandt served as an advisory member of Royale Energy’s board of directors from 1994 to 1995 and became a director in 1995. He serves as chairman of Royale Energy’s audit committee. Dr. Hildebrandt practiced veterinary medicine as President of Medford Veterinary Clinic, Medford, Wisconsin, from 1960 to 1990. Since 1990, Dr. Hildebrandt has engaged independently in veterinary practice consulting services. He has served on the board of directors of Fidelity National Bank - Medford, Wisconsin, and its predecessor bank from 1965 to the present and is past chairman of the board of the Bank. From 1990 to the present he has acted as a financial advisor engaged in private business interests. Dr. Hildebrandt received a Bachelor of Science degree from the University of Wisconsin in 1954 and a Doctor of Veterinary Medicine degree from the University of Minnesota in 1958.

GILBERT C.L. KEMP – Director

Mr. Kemp has since 2002 served as an independent consultant for seismic operations in the oil and gas industry. He managed the California operations of Western Atlas, Inc., a New York Stock Exchange company from 1998 until 2002. Mr. Kemp was a founding member of 3-D Geophysical, Inc., where he served as Vice President from 1996 until March 1998. In March 1998 3-D Geophysical, whose stock had been listed on the Nasdaq National Market System since February 1996, merged with Western Atlas, Inc. During the years 1987 to 1995, Mr. Kemp served as president and CEO of Kemp Geophysical Corporation, which owned and operated seismic crews in the United States and Canada.

GARY GRINSFELDER – Director

Mr. Grinsfelder is a qualified manager and geologist with 33 years experience in oil and gas exploration, exploitation and property evaluation. He is Executive Vice President – Exploration and Business Development, and Secretary of Output Exploration, LLC, Houston, Texas, where he has been employed since 1994. He has also served in geologic and management roles for Araxas Exploration, Inc., Triad Energy Corporation, Spartan Petroleum Corporation, American Petrofina Company of Texas, Union Oil Company of California and Degolyer and MacNaughton. He received a Bachelor of Science degree in 1972 from Southern Methodist

University and has performed graduate studies at the University of Puerto Rico Department of Marine Science and University of Houston Department of Geology.

TONY HALL - Director

Ambassador Hall served as a member of the United States House of Representatives, representing the people of the Third District of Ohio, for almost twenty-four years, from 1979 to 2002. In 2002 he was appointed U.S. Ambassador to the United Nations Agencies for Food and Agriculture. He served as chief of the U.S. Mission to the U.N. Agencies in Rome – the Work Food Program, Food and Agriculture Organization and International Fund for Agricultural Development. He has been nominated for the Nobel Peace Prize on three occasions for his humanitarian and hunger-related work. He received his A. B. degree from Denison University, Granville, Ohio, in 1964.

GEORGE M. WATTERS - DIRECTOR

Mr. Watters has been a Director of Royale Energy, Inc. since 1991. He has many years of senior management experience, including 23 years with Amoco, in all phases of downstream petroleum operations - marketing, refining, trading and commercial development. As CEO, he was instrumental in the conception and development of two successful grass roots refining and marketing projects in Australia and Singapore. His last assignment was Chief Executive of Amoco Shipping and Trading Company, residing in London. Prior to his affiliation with Amoco, he held various senior management positions with the former Standard-Vacuum Oil Company, jointly owned by Exxon and Mobil. He is a graduate of MIT and also attended their Management Program for Senior Executives. During World War II, Mr. Watters served four years as an officer in the U.S. Navy Civil Engineering Corps.

Board of Directors Meetings and Committee Assignments

Eight meetings of the board of directors were held in 2008. No member of the board attended less than 75% of the 2008 meetings held while the member was serving as a director.

Audit Committee

Purpose: To assist the board of directors in carrying out its responsibility as to the independence and competence of the Company’s independent public accountants. The audit committee operates pursuant to an audit committee charter which has been adopted by the board of directors to define the committee’s responsibilities. A copy of the audit committee charter is posted on our website, www.royl.com. The board has determined that Oscar Hildebrand qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K, promulgated by the Securities and Exchange Commission.

Number of Meetings Held in 2008: Six

Members:	Gilbert C. L. Kemp
George M. Watters
Oscar Hildebrandt

Attendance: Mr. Kemp attended two thirds of the committee meetings in 2008; the remaining committee members attended all committee meetings in 2008.

Compensation Committee

Purpose: To review and make recommendations to the board of directors on setting the salaries of the company’s officers and the compensation to be paid to members of the board of directors who are not employees of the Company.

Number of Meetings Held in 2008:One

Members:	Tony P. Hall
Oscar A. Hildebrandt
George M. Watters

Attendance: Except for Mr. Hall, who did not attend the 2008 all committee members attended the committee meeting in 2008.

No Compensation Committee Interlocks

None of our executive officers has served on the board of directors or on the compensation committee for any other entity in which any member of our board is an officer in the last fiscal year.

Executive Committee

Number of Meetings Held in 2008: Two

Members:	Oscar A. Hildebrandt
Harry E. Hosmer

Attendance: All committee members attended the committee meetings held in 2008.

Purpose: To work with management and report back to the board of directors.

Nominations Committee

Purpose: To review and make recommendations to the board of directors concerning the nominees proposed for election of directors at the annual meeting of directors.

Number of Meetings Held in 2008:One

Members:	Oscar A. Hildebrandt
Gary Grinsfelder
Tony Hall

Attendance: All committee members attended the committee meeting held in 2008.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for our directors and executive officers. The code is posted on our website, www.royl.com.

Section 16(a) Beneficial Ownership Reporting Requirement

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that Royale Energy's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish Royale Energy with copies of all such reports they file. Based solely upon a review of the copies of the forms furnished to Royale Energy, or representations from certain reporting persons that no reports were required, Royale Energy believes that no persons failed to file required reports on a timely basis for 2008, except that the Form 4 Reports for stock options awards to each of the eight directors in March 2008 and restricted stock awards to each of the eight directors in November 2008 were filed after the filing deadline for those reports had passed.

Item 11	Executive Compensation

The following table summarizes the compensation of the chief executive officer, chief financial officer and the two other most highly non-executive employees (the “named executives and employees”) of Royale Energy and its subsidiaries during the past year.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	All Other Compensation (3)	Total
		($)	($)	($)	($)	($)	($)

Donald H. Hosmer	2008	$226,442	$65,000	$3,267	$7,008	$ 8,743	$310,460
Co-President and Co-CEO	2007	$225,077	-	-	-	$ 6,752	$231,829
	2006	$212,234	-	-	-	$20,515	$232,749

Stephen M. Hosmer	2008	$216,192	$65,000	$3,267	$7,008	$20,796	$314,262
Co-President, Co-CEO &	2007	$213,823	-	-	-	$18,775	$232,598
CFO	2006	$203,397	-	-	-	$20,517	$223,914

Mohamed Abdel-Rahmen (4)	2008	173,922	-	-	-	$ 5,218	$179,140
VP Exploration	2007	150,386	-	-	-	$ 4,250	$154,636

(1) On November 6, 2008, Donald H. Hosmer and Stephen M. Hosmer were each awarded 15,000 shares of common stock for services rendered during 2008. The closing price of Royale Energy’s common stock on that date was $3.31 per share. One third of the shares vest on November 6, 2009, 2010 and 2011. If the price of Royale Energy’s common stock reaches $15 per share during the vesting period, the number of shares will increase to 30,000 shares each.

(2) The assumptions made in the valuation of option awards are discussed in Note 13 of Royale Energy’s audited financial statements for the year ended December 31, 2008, which are contained in the Annual Report on Form 10-K that accompanies this proxy statement.

(3) All other compensation consists of matching contributions to the Company’s simple IRA plan, except for Stephen M. Hosmer, who also received a $12,000 car allowance.

(4) Mr. Abdel-Rahmen is a highly compensated employees under SEC rules who did not serve as executive officers during 2008.

Stock Options and Equity Compensation; Outstanding Equity Awards at Fiscal Year End

In March 2008, the directors and executive officers of Royale Energy were each granted 45,000 options to purchase common stock at an exercise or base price of $3.50 per share, in consideration of their past service on the board. These options vest and become exercisable in three parts, the first 15,000 vested and became exercisable March 31, 2008, the second 15,000 vested and became exercisable March 31, 2009, and the final 15,000 will vest and become exercisable March 31, 2010. They were granted for a period of four years.

In November 2008, the chairman and co-presidents were each granted 15,000 shares of common stock, and the remaining non-employee directors were each granted 10,000 shares of common stock. One third of the shares vest on November 6, 2009, 2010 and 2011. If the price of Royale Energy’s common stock reaches $15 per share during the vesting period, the number of shares granted to the chairman and co-presidents will increase to 30,000 shares each, and the number of shares granted to the remaining non-employee directors will increase to 20,000 shares each.

The following table presents the number of unexercised options and unvested stock awards at year end for each named executive officer.

Options					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)

Donald H. Hosmer	30,000	15,000 (1)	$3.50	3/31/2012	30,000 (2)	$84,000
Stephen M. Hosmer	15,000	15,000 (1)	$3.50	3/31/2012	30,000 (2)	$84,000

(1) These options vest and become exercisable on March 31, 2010.

(2) One third of the stock award vests on November 6, 2009, 2010 and 2011. If the price of Royale Energy’s common stock reaches $15 during the vesting period, the number of shares granted to each named executive officer will be 30,000; otherwise, the number of shares granted to each named executive officer will be 15,000.

Compensation Committee Report

Our executive compensation committee has reviewed and discussed the following Compensation Discussion and Analysis with management and, based on its discussion and review, has recommended that the Compensation Discussion and Analysis be included in this proxy statement.

Members of the Compensation Committee:

Oscar A. Hildebrandt, Chair

Tony P. Hall

George M. Watters

Compensation Discussion and Analysis

Our executive compensation policy is designed to motivate, reward and retain the key executive talent necessary to achieve our business objectives and contribute to our long-term success. Our compensation policy for our executive officers focuses primarily on determining appropriate salary levels and performance-based cash bonuses.

The elements of executive compensation at Royale Energy consist mainly of cash salary and, if appropriate, a cash bonus at year end. The compensation committee makes recommendations to the board of directors annually on the compensation of the two top executives: Co-Presidents and the Co-Chief Executive Officers Donald H. Hosmer and Stephen M. Hosmer. We do not have employment contracts with either of our executive officers.

Royale Energy also does not provide extensive personal benefits to its executives beyond those benefits, such as health insurance, that are provided to all employees. Each executive does receive an annual car allowance.

Policy

The compensation committee’s primary responsibility is making recommendations to the board of directors relating to compensation of our officers. The committee also makes recommendations to the board of directors regarding employee benefits, our defined benefit plans, defined contribution plans, and stock based plans.

Determination

To determine executive compensation, the committee, in December each year, meets with our officers to review our compensation programs, discuss the performance of the company, the duties and responsibilities of each of the officers pay levels and business results compared to others similarly situated within the industry. The committee then makes recommendations to the board of directors for any adjustment to the officers compensation levels.

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

Bonus. The compensation committee meets annually to determine the quantity, if any, of the cash bonuses of executive officers. The amount granted is based, subjectively, upon the company’s stock price performance, earnings, revenue, reserves and production. The committee does not use quantifiable metrics for these criteria; but rather uses each in balance to assess the strength of the company’s performance. The committee believes that formulaic approaches to cash incentives can foster an unhealthy balance between short-term and long-term goals. In 2006, the compensation committee did not award bonuses to any of the company’s executive officers.

Compensation of Directors

Each director who is not an employee of Royale Energy receives a quarterly fee for his services, which in 2008 was set at $$3,602.50. Committee members receive fees of $605.00 for attendance at each audit committee meeting and $302.50 for attendance at each compensation committee meeting. The Secretary receives an additional fee of $357.50 for attendance at each meeting. In addition, Royale Energy reimburses directors for the expenses they incur for their service.

In addition, Royale Energy's Chairman of the Board and former President, Harry E. Hosmer, renders and receives compensation for management consulting services to Royale Energy on an ongoing basis. See Certain Relationships and Related Transactions, page 10.

The following table describes the compensation paid to our directors who are not also named executives for their services in 2008.

Name	Fees earned or paid in cash	Stock awards (1)	Option awards (2)	All Other Compensation	Total
	($)	($)	($)	($)	($)
Harry E. Hosmer	$169,462	$2,367	$9,344	$14,206 (3)	$193,942
Oscar A. Hildebrandt	$18,563	$2,178	$9,344		$27,748
George M. Watters	$17,133	$2,178	$9,344		$26,318
Gilbert C. L. Kemp	$16,225	$2,178	$9,344		$25,410
Gary Grinsfelder	$10,808	$2,178	$9,344		$19,993
Tony P. Hall	$11,110	$2,178	$9,344		$20,295

(1) On November 6, 2008, board chairman Harry E. Hosmer was awarded 30,000 shares of common stock and the remaining non-employee directors were each awarded 20,000 shares of common stock for services rendered on the board during 2008. The closing price of Royale Energy’s common stock on that date was $3.31 per share. One third of the shares vests on November 6, 2009, 2010 and 2011. If the price of Royale Energy’s common stock reaches $15 during the vesting period, the number of shares granted to Harry E. Hosmer will be 30,000 and to the remaining non-employee directors will be 20,000; otherwise, the number of shares granted to Harry E. Hosmer will be 15,000 and to the remaining non-employee directors will be 10,000.

(2) The following directors had the following amounts of vested and unvested options outstanding at December 31, 2008: Harry E. Hosmer 30,000; Oscar A. Hildebrandt 45,000; George M. Watters 45,000; Gilbert C. L. Kemp 45,000; Gary Grinsfelder 35,000; Tony P. Hall 45,000. The options granted to officers and directors during 2008 are discussed in Note 13 to

Royale Energy’s audited financial statements for the year ended December 31, 2008, which are included in Royale Energy’s Annual Report on Form 10-K that accompanies this proxy statement. The assumptions made in the valuation of option awards are discussed in Note 13 of Royale Energy’s audited financial statements for the year ended December 31, 2008, which are contained in the Annual Report on Form 10-K that accompanies this proxy statement.

(3) Other compensation paid to Harry E. Hosmer in 2008 consists of payments for medical and dental insurance coverage.

Item 12	Security Ownership of Certain Beneficial Owners and Management

Common Stock

On March 31, 2009, 8,506,098 shares of Royale Energy’s common stock were outstanding.

The following table contains information regarding the ownership of Royale Energy’s common stock as of March 31, 2009, by:

i)	each person who is known by Royale Energy to own beneficially more than 5% of the outstanding shares of each class of equity securities;

ii)	each director of Royale Energy, and

iii)

all directors and officers of Royale Energy as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares. The holdings reported are based on reports filed with the Securities and Exchange Commission and the Company by the officers, directors and 5% shareholders pursuant to Section 16 of the Securities Exchange Act of 1934.

Stockholder (1)	Number	Percent

Harry E. Hosmer (2), (3)	730,697	8.58%

Donald H. Hosmer (2), (3)	922,159	10.80%

Stephen M. Hosmer (2), (3) (4)	1,160,427	13.62%

Oscar A. Hildebrandt (2), (5)	105,736	1.24%

Gilbert C. L. Kemp(2),	52,942	*

Gary Grinsfelder (2)	27,844	*

Tony P. Hall (2)	31,250	*

George M. Watters (2), (6)	109,481	1.28%

All officers and directors as a group	3,140,536	36.07%

* Less than 1%

(1) The mailing address of each listed stockholder is 7676 Hazard Center Drive, Suite 1500, San Diego, California 92108.

(2) Includes options to purchase the following number of shares of common stock which are currently vested and exercisable: Harry E. Hosmer 15,000, Donald H. Hosmer 30,000; Stephen M. Hosmer 15,000; Gary Grinsfelder 20,000; Tony Hall 30,000; Oscar A. Hildebrandt 30,000; Gilbert C. L. Kemp 30,000; George Watters 30,000.

(3) Donald H. Hosmer and Stephen M. Hosmer are sons of Harry E. Hosmer, Chairman of the Board.

(4) Includes 12,000 shares owned by Stephen M. Hosmer’s minor children.

(5) Includes 75,736 shares held by a trust.

(6) Includes 72,841 shares held by a trust and 7,000 shares held in an IRA.

Preferred Stock

Holders Series AA convertible preferred stock have voting rights equal to the number of shares into which they are convertible. On March 31, 2009, 52,784 shares of Series AA convertible preferred stock were outstanding. The shares of each series of preferred shares are convertible into shares of Royale Energy's common stock at the option of the security holder, at the rate of two shares of convertible preferred stock for each share of common stock. The preferred stock is not registered under the Securities Exchange Act of 1934, and no market exists for the preferred stock. The total number of shares of common stock issuable on conversion of all outstanding shares of preferred stock equals less than 1% of the outstanding common stock of Royale Energy. To Royale Energy's knowledge, none of the preferred shareholders would own more than 1% of Royale Energy's common stock, if their preferred shares were converted to common shares.

Item 13	Certain Relationships and Related Transactions

Investments in Wells by Directors

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

Donald and Stephen Hosmer each have participated individually in 144 and 143 wells respectively under the 1989 policy. The Hosmer Trust, a trust for the benefit of family members of Harry E. Hosmer, has participated in 142 wells.

Investments in wells under the 1989 policy for the three years ended December 31, 2008, 2007 and 2006 are as follows:

	Year	# of fractional interests	Amount
Don Hosmer	2008	8	$ 42,961
	2007	8	$ 30,014
	2006	16	$ 86,785
Stephen Hosmer	2008	8	$ 36,479
	2007	6	$ 17,278
	2006	15	$ 49,162
Hosmer Trust	2008	8	$ 36,688
	2007	6	$ 17,278
	2006	16	$ 47,106

Current officers and directors were billed $38,326, $21,759 and $49,898 for their interests for the three years ended December 31, 2008, 2007 and 2006, respectively.

Royale Energy's Chairman of the Board and former President, Harry E. Hosmer, renders management consulting services to Royale Energy on an ongoing basis. Royale Energy compensated Mr. Hosmer $169,462, $167,717 and $152,370 for his consulting services in 2008, 2007 and 2006, respectively, and pays his medical insurance costs. Mr. Hosmer's consulting services are in conjunction with his service on the board of directors, for which he receives reimbursement of expenses to attend meetings.

Item 14	Principal Accountant Fees and Services

Our former independent auditors, Sprouse & Anderson, LLP., merged with Padgett Stratemann LLP in November 2007. Sprouse & Anderson served as the independent auditors to audit the Company’s financial statements for the fiscal years since 2004. Padgett Stratemann LLP served as the independent auditors to audit the Company’s financial statements for the fiscal year ended December 31, 2008. The aggregate fees billed by them for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Audit fees (1)	$ 98,414	$ 94,081
Audit-related fees (2)	-	-
Tax fees (3)	38,000	35,436
All other fees (4)	14,675	-
Total	$151,089	$129,517

(1) Audit fees are fees for professional services rendered for the audit of Royale Energy’s annual financial statements, reviews of financial statements included in the company’s Forms 10-Q, and reviews of documents filed with the U.S. Securities and Exchange Commission.

(2) Audit related fees consist of fees for services reasonably related to performance of the audit or review of Royale Energy’s financial statements. For 2008 and 2007, these services include quarterly reviews of financial information.

(3) Tax fees consist of tax planning, consulting and tax return reviews.

(4) Other fees consist of work on registration statements under the Securities Act of 1933.

The audit committee of Royale Energy has adopted policies for the pre-approval of all audit and non-audit services provided by the company’s independent auditor. The policy requires pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it.

No representatives of Padgett Stratemann LLP are expected to be present at the annual meeting. Although the audit committee has the sole responsibility to appoint the auditors as required under the Securities Exchange Act of 1934, the committee welcomes any comments from shareholders on auditor selection or performance. Comments may be sent to the audit committee chair, Dr. Oscar A. Hildebrandt, care of Royale Energy’s executive office, 7676 Hazard Center Drive, Suite 1500, San Diego, California 92108.

Item 15	Exhibits and Financial Statement Schedules

Financial Statements

1.	Financial Statements. See Index to Financial Statements, page F-1

2.         Schedules. Supplemental Information About Oil and Gas Producing Activities (Unaudited) begins on page F-29.

3.         Exhibits. Certain of the exhibits listed in the following index are incorporated by reference.

3.1	Restated Articles of Incorporation of Royale Energy, Inc., incorporated by reference to Exhibit 3.1 of Royale Energy's Registration Statement on Form S-3 filed July 10, 2008.
3.2	Amended and Restated Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.2 of Royale Energy's Form 10-K filed March 27, 2009.
4.1	Certificate of Determination of the Series AA Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of Royale Energy's Form 10-SB Registration Statement.
10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 of Royale Energy's Form 10-SB Registration Statement.
10.2

Amended and Restated Credit Agreement between Royale Energy and Texas Capital Bank, N.A. (February 13, 2009), incorporated by reference to Exhibit 10.2 of Royale Energy's Form 10-K filed March 27, 2009.

10.3	Form of Promissory Note between Royale Energy and Texas Capital Bank, N.A., incorporated by reference to Exhibit 10.3 of Royale energy's Form 10-K filed March 27, 2009.
31.1	Rules 13a-14(a), 115d-14(a) Certification, filed herewith.
31.2	Rules 13a-14(a), 115d-14(a) Certification, filed herewith.
32.1	Section 1350 Certification, filed herewith.
32.2	Section 1350 Certification, filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royale Energy, Inc.

Date:	April 29, 2009	/s/ Stephen M. Hosmer
Stephen M. Hosmer
Co-President, Co-Chief Executive Officer and Chief Financial Officer

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

ROYALE ENERGY, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
Revenues
Sale of Oil and Gas	$ 6,999,022	$ 6,110,092	$ 7,965,633
Turnkey Drilling	11,472,065	9,408,103	15,711,550
Supervisory Fees and Other	703,027	1,039,204	1,218,860

Total Revenues	$ 19,174,114	$ 16,557,399	$ 24,896,043

Costs and Expenses:
General and Administrative	4,949,983	4,712,624	5,129,074
Geological and Geophysical Expenses	73,912	423,459	400,306
Turnkey Drilling Development	6,015,390	4,977,811	9,628,394
Lease Operating	2,832,413	2,116,977	1,968,269
Lease Impairment	15,691,348	2,106,670	6,191,417
Legal and Accounting	1,211,989	928,628	397,575
Marketing	1,160,999	1,455,296	1,799,088
Depreciation, Depletion and Amortization	4,148,415	3,585,682	5,833,904

Total Costs and Expenses	$ 36,084,449	$ 20,307,147	$ 31,348,027

Gain (Loss) on Sale of Assets	2,547,450	(135,396)	3,263,368

Income (Loss) from Operations	(14,362,885)	(3,885,144)	(3,188,616)

Other Expense:
Interest Expense	221,667	152,547	523,139

Income (Loss) Before Income Tax Expense	(14,584,552)	(4,037,691)	(3,711,755)

Income Tax Expense (Benefit)	(5,806,938)	(1,258,484)	(1,062,054)

Net Income (Loss)	$ (8,777,614)	$ (2,779,207)	$ (2,649,701)

Basic Earnings Per Share:
Net Income (Loss) Available To Common Stock	$ (1.06)	$ (0.35)	$ (0.33)

Diluted Earnings (Loss) Per Share	$ (1.06)	$ (0.35)	$ (0.33)

Other Comprehensive Income
Unrealized Gain(Loss) on Equity Securities	$ (303,870)	0	0
Less: Reclassification Adjustment for Losses (Gains)
Included in Net Income	71,994	0	0

Other Comprehensive Income (Loss), before tax	(231,876)	0	0

Income Tax Expense (Benefit) Related to Items of	(91,823)	0	0
Other Comprehensive Income

Other Comprehensive Income, net of tax	(140,053)	0	0

Comprehensive Income (Loss)
	$ (8,917,667)	$ (2,779,207)	$ (2,649,701)

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

ROYALE ENERGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(8,777,614)	$(2,779,207)	$(2,649,701)
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation, Depletion, and Amortization	4,148,415	3,585,682	5,833,904
Lease Impairment	15,691,348	2,106,670	6,191,417
(Gain) Loss on Sale of Assets	(2,547,450)	135,396	(3,263,368)
Realized (Gain) Loss on Equity Securities	71,994	0	0
Bad Debt Expense	567,521	262,532	582,204
Stock-Based Compensation, net of adjustments	97,580	12,752	26,105
(Increase) Decrease in:
Accounts Receivable	(227,737)	(1,446,583)	586,727
Prepaid Expenses and Other Assets	(2,038,402)	1,684,996	(20,645)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	332,043	3,050,651	(189,127)
Deferred Revenues - DWI	58,703	(1,071,164)	(1,471,850)
Deferred Income Taxes	(5,835,477)	(1,114,713)	(2,219,273)

Net Cash Provided by Operating Activities	1,540,924	4,427,012	3,406,393

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures For Oil And Gas Properties And
Other Capital Expenditures	(9,865,255)	(8,835,180)	(3,091,316)
Proceeds from Sale of Assets	5,698,911	143,652	5,024,054
Purchase of Equity Securities	(633,427)	0	0
Sale of Equity Securities	110,619	0	0

Net Cash Provided (Used) by Investing Activities	(4,689,152)	(8,691,528)	1,932,738

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	0	6,150,000	2,115,000
Principal Payments on Long-Term Debt	(3,200,000)	(5,017,071)	(4,793,299)
Dividends Paid	0	(397,049)	0
Proceeds from Issuance of Common Stock	3,724,999	0	0
Exercise of Options for Cash	105,000	0	0
Repurchase of Stock Options	0	0	0

Net Cash Provided (Used) by Financing Activities	629,999	735,880	(2,678,299)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,518,229)	(3,528,636)	2,660,832

Cash & Cash Equivalents at Beginning of Year	3,848,968	7,377,604	4,716,772

Cash & Cash Equivalents at End of Year	$1,330,739	$3,848,968	$7,377,604

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	231,512	173,028	$529,940

Cash Paid for Taxes	19,338	579,080	$259,006

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Acquisition of Treasury Stock in Lieu of Receivables Owed	0	0	146,380

Unrealized Loss on Available-for-Sale Securities, net of tax effect	(140,053)	0	0

Conversion of Series AA Preferred Stock to Common Stock	13,965	0	0

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