Form 10-Q
period 2009-03-31
ROYALE ENERGY INC
filed 2009-05-15
CIK 864839

______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009	Commission File No. 000-22750

ROYALE ENERGY, INC.

(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer __	Accelerated filer __
Non-accelerated filer __	Smaller reporting company X

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☐     No  ☒

At March 31, 2009, a total of 8,506,098 shares of registrant’s common stock were outstanding.

-ii-

PART I.	FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$3,044,316	$1,330,739
Accounts Receivable	2,157,689	3,750,557
Prepaid Expenses	1,337,748	2,839,735
Deferred Tax Asset	521,010	534,698
Available for Sale Securities	257,943	218,938
Inventory	885,673	216,459

Total Current Assets	8,204,379	8,891,126

Other Assets	6,946	6,946
Deferred Tax Asset-Noncurrent	5,640,919	5,029,007

Oil and Gas Properties, at cost, (successful efforts basis),
Equipment and Fixtures	9,911,702	10,263,517

Total Assets	$23,763,946	$24,190,596

See notes to unaudited financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$8,218,387	$10,320,187
Deferred Revenue from Turnkey Drilling	4,009,580	4,005,800

Total Current Liabilities	12,227,967	14,325,987

Noncurrent Liabilities:
Asset Retirement Obligation	521,684	494,168
Long-Term Debt, Net of Current Portion	4,454,181	1,975,974

Total Noncurrent Liabilities	4,975,865	2,470,142

Total Liabilities	17,203,832	16,796,129

Stockholders' Equity:
Common Stock, no par value, authorized 10,000,000 shares,
8,538,717 and 8,538,717 shares issued; 8,506,098 and
8,506,098 shares outstanding, respectively	23,355,926	23,355,926
Convertible preferred stock, Series AA, no par value,
147,500 shares authorized; 52,784 and 52,784 shares
issued and outstanding, respectively	154,014	154,014
Accumulated Deficit	(16,809,365)	(15,918,309)
Accumulated Other Comprehensive Income (Loss)	(122,726)	(140,053)

Total Paid in Capital and Accumulated Deficit	6,577,849	7,451,578
Less Cost of Treasury Stock 32,619 and 32,619 shares	(179,376)	(179,376)
Additional Paid in Capital	161,641	122,265

Total Stockholders' Equity	6,560,114	7,394,467

Total Liabilities and Stockholders' Equity	$23,763,946	$24,190,596

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2009 AND 2008

	2009	2008
	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$838,577	$1,716,392
Turnkey drilling	1,290,467	1,096,196
Supervisory Fees and Other	139,126	177,669

Total Revenues	2,268,170	2,990,257

Costs and Expenses:
General and Administrative	919,647	991,204
Turnkey Drilling and Development	1,220,694	994,686
Lease Operating	446,938	684,062
Legal and Accounting	366,511	531,650
Marketing	212,707	227,494
Depreciation, Depletion and Amortization	542,775	854,844

Total Costs and Expenses	3,709,272	4,283,940

Gain (Loss) on Sale of assets	0	(27,823)

Income (Loss) From Operations	(1,441,102)	(1,321,506)
Other Expense:
Interest expense	18,961	83,423

Income (Loss) Before Income Tax Expense	(1,460,063)	(1,404,929)
Income Tax Provision (Benefit)	(569,007)	(477,469)

Net Income (Loss)	($891,056)	($927,460)

Basic Earnings Per Share:
Net Income available to common stock	($0.10)	($0.12)

Diluted Earnings Per Share	($0.10)	($0.12)

Other Comprehensive Income
Unrealized Gain (Loss) on Equity Securities	$31,014	$0

Other Comprehensive Income (Loss), before tax	31,014	0
Income Tax Expense (Benefit) Related to Items of
Other Comprehensive Income	13,688	0

Other Comprehensive Income, net of tax	17,326	0

Comprehensive Income (Loss)	($873,730)	($927,460)

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2009 AND 2008

	2009	2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	($891,056)	($927,460)
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	542,775	854,844
(Gain) Loss on Sale of Assets	0	27,823
Stock-Based Compensation, net of adjustments	39,376	18,687
(Increase) Decrease in:
Accounts Receivable	1,592,868	146,670
Prepaid Expenses and Other Assets	832,773	211,699
Increase (Decrease) in:
Accounts Payable and Accrued expenses	(2,074,284)	582,507
Deferred Revenues - DWI	3,780	309,307
Deferred Income Taxes	(611,912)	(477,469)

Net Cash Provided (Used) by Operating Activities	(565,680)	746,608

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties
and Other Capital Expenditures	(190,959)	(1,634,366)
Proceeds from Sale of Assets	0	152,351
Purchase of Equity Securities	(7,991)	0

Net Cash Used by Investing Activities	(198,950)	(1,482,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	4,454,181	0
Principal Payments on Long-Term Debt	(1,975,974)	(400,000)

Net Cash Provided (Used) by Financing Activities	2,478,207	(400,000)

Net Increase (Decrease) in Cash and Cash Equivalents	1,713,577	(1,135,407)

Cash at Beginning of Year	1,330,739	3,848,968

Cash at End of Period	$3,044,316	$2,713,561

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$18,961	$75,171

Cash Paid for Taxes	$42,905	$0

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

NOTE 2 – EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Three Months ended March 31, 2009
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$ (891,056)	8,506,098	$ (0.10)

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net income available to common stock	$ (891,056)	8,506,098	$ (0.10)

	For the Three Months ended March 31, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$ (927,460)	7,918,659	$ (0.12)

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net income available to common stock	$ (927,460)	7,918,659	$ (0.12)

For the three months ended March 31, 2009 and 2008, Royale Energy had dilutive securities of 26,392 and 28,708, respectively. These securities were not included in the dilutive loss per share due to their anti-dilutive nature.

ROYALE ENERGY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	March 31, 2009	December 31, 2008
Oil and Gas
Producing properties, including drilling costs	$ 24,419,083	$ 23,875,461
Undeveloped properties	663,004	1,102,317
Lease and well equipment	9,128,539	9,081,305
	34,210,626	34,059,083
Accumulated depletion, depreciation & amortization	(25,116,953)	(24,612,940)
	9,093,673	9,446,143
Commercial and Other
Real estate, including furniture and fixtures	$ 503,344	$ 503,344
Vehicles	313,460	313,460
Furniture and equipment	1,251,188	1,232,647
	2,067,992	2,049,451
Accumulated depreciation	(1,249,963)	(1,232,077)
	818,029	817,374

	$ 9,911,702	$ 10,263,517

On April 4, 2005, the Financial Accounting Standards Board posted FSP FAS 19-1, Accounting for Suspended Well Costs, to be effective for reporting periods beginning after April 4, 2005. We have adopted FSP FAS 19-1 effective as of July 1, 2005. The guidance set forth in the FSP requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the first quarter of 2009 or 2008. We did not charge any previously capitalized exploratory well costs to expense upon adoption of FSP FAS 19-1.

	Three Months ended March 31,
	2009	2008
Beginning balance at January 1	$ 0	$ 0
Additions to capitalized exploratory well costs pending the determination of proved reserves	0	497,005
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(0)	(497,005)
Ending balance at March 31	$ 0	$ 0

6-

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

At the March 12, 2008 Board of Directors meeting, directors and executive officers of Royale Energy were each granted 45,000 options to purchase common stock at an exercise or base price of $3.50 per share. These options are to be vested in three parts, the first 15,000 vested March 31, 2008, the second part vested on March 31, 2009, and the remaining 15,000 options will vest on March 31, 2010. The options were granted for a legal life of four years with a service period of three years. Royale Energy recorded compensation expense of $18,687 in first quarters of 2009 and 2008 relating to these options. The total income tax benefit recognized in the income statement for these option arrangements was $7,269 and $7,400 in 2009 and 2008, respectively.

In November 2008, the Board of Directors granted the directors and executive officers of Royale Energy 95,000 shares of restricted common stock. The number of granted shares will double to 190,000 shares of common stock if Royale’s stock price reaches $15 a share during the period. The grant is to be vested in three parts, 31,667 or 63,334 shares, depending on Royale’s stock price, which will vest on November 30, 2009, 2010, and 2011. Royale has recognized share-based compensation expense of $20,688 and $8,048 as a tax benefit in the first quarter of 2009 relating to this grant.

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the three months ended March 31, 2009, and 2008:

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Three Months Ended March 31, 2009:
Revenues from External Customers	$838,577	$1,290,467	$2,129,044

Supervisory Fees	$138,357	$0	$138,357

Interest Revenue	$0	$769	$769

Interest Expense	$9,481	$9,480	$18,961

Expenditures for Segment Assets	$1,205,771	$1,960,726	$3,166,497

DD&A	$515,636	$27,139	$542,775

Income Tax (Benefit)	($284,504)	($284,503)	($569,007)

Total Assets	$23,763,946	$0	$23,763,946

Net Income	($469,450)	($421,606)	($891,056)

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Three Months Ended March 31, 2008:
Revenues from External Customers	$1,716,392	$1,096,196	$2,812,588

Supervisory Fees	$157,953	$0	$157,953

Interest Revenue	$9,858	$9,858	$19,716

Interest Expense	$41,712	$41,711	$83,423

Expenditures for Segment Assets	$1,582,546	$1,846,550	$3,429,096

DD&A	$812,102	$42,742	$854,844

Loss on Sale of Assets	($27,823)	$0	($27,823)

Income Tax (Benefit)	($238,735)	($238,734)	($477,469)

Total Assets	$31,676,948	$0	$31,676,948

Net Income	($341,245)	($586,215)	($927,460)

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

Results of Operations

For the first quarter of 2009, we had a net loss from operations of $891,056 compared to the net loss of $927,460 during the first quarter of 2008, a $36,404 difference. Total revenues for the first quarter in 2009 were $2,268,170, a decrease of $722,087 or 24.2% from the total revenues of $2,990,257 during the period in 2008. This decrease in revenues and the quarter’s net loss was the result of decreases in oil and natural gas commodity prices affecting our oil and natural gas production revenues.

In the first quarter of 2009, revenues from oil and gas production decreased $877,815 or 51.1% to $838,577 from the 2008 first quarter revenues of $1,716,392, due to lower prices received for our oil and natural gas production. The net sales volume of natural gas for the quarter ended March 31, 2009, was approximately 176,928 Mcf with an average price of $4.38 per Mcf, versus 175,822 Mcf with an average price of $8.22 per Mcf for the first quarter of 2008. This represents an increase in net sales volume of 1,107 Mcf or 0.6%. This slight increase was mainly due to new production brought online during the quarter , partially offset by the natural declines in production from existing wells. The net sales volume for oil and condensate (natural gas liquids) production was 2,002 barrels with an average price of $32.10 per barrel for the first three months of 2009, compared to 3,069 barrels at an average price of $88.44 per barrel for the three months in 2008. This represents a decrease in net sales volume of 1,067 barrels, or 34.8%.

Oil and natural gas lease operating expenses decreased by $237,124 or 34.7%, to $446,938 for the quarter ended March 31, 2009, from $684,062 for the quarter in 2008. This decrease was mainly due to lower workover costs during the period in 2009.

For the quarter ended March 31, 2009, turnkey drilling revenues increased $194,271 or 17.7% to $1,290,467 from $1,096,196 in the same quarter in 2008. We also had a $226,008 or 22.7% increase in turnkey drilling and development costs to $1,220,694 in 2009 from $994,686 in 2008. Turnkey drilling revenues and costs increased due to the drilling of two wells in California during the period in 2009, the Lonestar East #1, which went online in January and the Raptor #1, an exploratory dry hole. One well was drilled during the period in 2008. During the year to date in 2009, we processed the permits on several wells in California, and we expect to participate in the drilling of up to seven wells during the third quarter 2009.

The aggregate of supervisory fees and other income was $139,126 for quarter ended March 31, 2009, a decrease of $38,543 (21.7%) from $177,669 during the period in 2008. This decrease was due to lower interest income received on our available cash and to lower cost recovery fees on facilities due to lower natural gas production.

Depreciation, depletion and amortization expense decreased to $542,775 from $854,844, a decrease of $312,069 (36.5%) for the quarter ended March 31, 2009, as compared to the same period in 2008. This decrease in depletion expense was mainly due to the decrease in our oil and gas assets from our 2008 impairments.

General and administrative expenses decreased by $71,557 or 7.2%, from $991,204 for the quarter ended March 31, 2008, to $919,647 for the period in 2009. This was primarily due to our cost control measures. Marketing expense for the quarter ended March 31, 2009, decreased $14,787, or 6.5%, to $212,707, compared to $227,494 for the period in 2008. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $366,511 for the period, compared to $531,650 for period in 2008, a $165,139 or 31.1% decrease. The decrease in legal and accounting expense was a result of lower legal fees due to litigation defending property rights, which culminated in a trial and a successful outcome for the Company in April 2008.

Interest expense decreased to $18,961 for the quarter ended March 31, 2009, from $83,423 for the same period in 2008, a $64,462, or 77.3% decrease. This was due to a decrease in the usage of our bank line of credit and lower interest rate on funds borrowed. For the first quarters in 2009 and 2008, we had income tax benefits of $569,007 and $477,469, respectively, due to net operating losses in both periods.

Capital Resources and Liquidity

At March 31, 2009, Royale Energy had current assets totaling $8,204,379 and current liabilities totaling $12,227,967, a $4,023,588 working capital deficit. We had cash and cash equivalents at March 31, 2009, of $3,044,316 compared to $1,330,739 at December 31, 2008.

During 2008, Royale Energy maintained a revolving credit agreement with Guaranty Bank, FSB, secured by all of our oil and gas properties, which at December 31, 2008, had outstanding indebtedness of $1,975,974. In February 2009, the Guaranty Bank loan was repaid and we entered into a new agreement with Texas Capital Bank, N.A. for a new revolving line of credit and letter of credit facility, also secured by our oil and gas properties, of up to $14,250,000 and separate letter of credit facility of up to $750,000, for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes. Under the terms of the agreement, Royale Energy may borrow, repay, and reborrow funds as necessary. At March 31, 2008, we had outstanding indebtedness on this loan of $4,454,181. Unused available credit from this revolving line of credit totaled approximately $270,819 at March 31, 2009.

At March 31, 2009, we were not in compliance with some financial covenants of our loan agreement with the bank, but we have obtained a temporary waiver from the terms of those loan covenants. We are not now, nor have we been, in default on any principal, interest or sinking fund payment.

At March 31, 2009, our accounts receivable totaled $2,157,689, compared to $3,750,557 at December 31, 2008, a $1,592,868 (42.5%) decrease, primarily due to lower receivables from an industry member participating in wells we drilled at the end of 2008. At March 31, 2009, our accounts payable and accrued expenses totaled $8,218,387, a decrease of $2,101,800 or 20.4% from the accounts payable at December 31, 2008, of $10,320,187, mainly due to applying prepaid drilling remittances to trade accounts payables.

We ordinarily fund our operations and cash needs from cash flows generated from operations. We believe that we have sufficient liquidity for the remainder of 2009 and do not foresee any liquidity demands that cannot be met from cash flow or financing activities.

Operating Activities. For the quarter ended March 31, 2009, cash used by operating activities totaled $565,680 compared to cash provided by operating activities of $746,608 for the same period in 2008, a $1,312,288 difference. This difference was due to decreases in accounts payables, accounts receivable, and prepaid expenses from the increased drilling activity during the period in 2009.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $198,950 for the period in 2009, compared to $1,482,015 used by investing activities for the same period in 2008, a $1,283,065 or 86.6% decrease in cash used.  This decrease capital acquisition was due to the timing of the wells drilled in 2009. The process to fund the necessary vendors working on the wells drilled in early January 2009 began in late December 2008, whereas the process to fund the one well drilling in the first quarter of 2008 began in the same quarter. The expense and costs for these wells in the first quarter of 2009 were recorded in the quarter, but the actual cash usage occurred in December 2008.

Financing Activities. For the three months ended March 31, 2009, cash provided by financing activities was $2,478,207 compared to cash used by financing activity of $400,000 for the same period in 2008. This difference was primarily due to the change from Guaranty Bank to Texas Capital Bank, and drawing down on our new credit line to fund continued drilling and corporate operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production. The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production. Prices have been volatile for the last several years, and we expect that volatility to continue. Monthly average natural gas prices ranged from a low of $3.97 per Mcf to a high of $5.36 per Mcf for the first three months of 2009. We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2009.

No changes occurred in our internal control over financial reporting during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1 Legal Proceedings

National Fuel Corporation (“NFC”) v. Royale Energy, Inc., No. 080800735, Uintah County, Utah. This lawsuit was filed on October 10, 2008, after the close of the third fiscal quarter. It arose from a dispute over jointly operated property in which Royale in the 75% owner and operator and NFC is a non-operator with a 25% ownership.  NFC disagrees with the Company’s operations and seeks to remove the Company as operator.  NFC also seeks unspecified damages. In an effort to bring this matter to a quick conclusion, Royale has agreed to non-binding mediation scheduled for May 19, 2009, in Denver, Colorado. The purpose of the mediation to place the litigation on hold prior to engaging in expensive discovery; allow the parties to state their respective cases; obtain a knowledgeable, third-party assessment of the strengths and weaknesses of each party’s case; and set the stage for settlement discussions.

Item 1A Risk Factors

Please review the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, please note the following:

Risks Related to Our Common Stock

Failure to meet the continued listing standards of the NASDAQ Global Market could result in delisting of our common stock.

We currently do not meet the continued listing standards of the NASDAQ Global Market because our stockholders’ equity at December 31, 2008, was $7,394,467, which is less than the minimum requirement of $10 million in stockholders’ equity. We currently expect that additional operating losses in 2009 could further decrease our stockholders’ equity. We have submitted a plan to NASDAQ to regain compliance with this requirement but have not received a response to our plan as of the date of this filing. We have filed a registration statement on Form S-3 with the SEC for the sale of shares of common stock to raise additional equity. The common stock offering is one element of our plan to regain compliance by increasing our stockholders’ equity. However, if we are unable to complete the rights offering successfully, or if we continue to experience significant losses, we may not achieve compliance with continued listing standards and NASDAQ could seek to delist our stock from the Global Market. In that event we would likely see to be listed on the NASDAQ Capital Market, but delisting may have a negative impact on the market price and liquidity of our common stock.

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

ROYALE ENERGY, INC.

Date: May 14, 2009	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: May 14, 2009	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President, Co-Chief Executive Officer, and Chief Financial Officer