Form 10-Q
period 2009-06-30
ROYALE ENERGY INC
filed 2009-08-14
CIK 864839

______________________________________________________________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009	Commission File No. 000-22750

ROYALE ENERGY, INC.

(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer __	Accelerated filer __
Non-accelerated filer __	Smaller reporting company X

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☐     No  ☒

At June 30, 2009, a total of 8,506,098 shares of registrant’s common stock were outstanding.

-ii-

PART I.	FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$898,635	$1,330,739
Accounts Receivable	1,979,088	3,750,557
Prepaid Expenses	385,529	2,839,735
Deferred Tax Asset	489,032	534,698
Available for Sale Securities	291,884	218,938
Inventory	859,365	216,459

Total Current Assets	4,903,533	8,891,126

Other Assets	6,946	6,946
Deferred Tax Asset-Noncurrent	5,829,024	5,029,007

Oil and Gas Properties, at cost, (successful efforts basis),
Equipment and Fixtures	9,373,569	10,263,517

Total Assets	$20,113,072	$24,190,596

See notes to unaudited financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$5,863,504	$10,320,187
Deferred Revenue from Turnkey Drilling	4,705,290	4,005,800

Total Current Liabilities	10,568,794	14,325,987

Noncurrent Liabilities:
Asset Retirement Obligation	524,079	494,168
Long-Term Debt	2,654,181	1,975,974

Total Noncurrent Liabilities	3,178,260	2,470,142

Total Liabilities	13,747,054	16,796,129

Stockholders' Equity:
Common Stock, no par value, authorized 20,000,000 shares,
8,538,717 and 8,538,717 shares issued; 8,506,098 and
8,506,098 shares outstanding, respectively	23,355,926	23,355,926
Convertible preferred stock, Series AA, no par value,
147,500 shares authorized; 52,784 and 52,784 shares
issued and outstanding, respectively	154,014	154,014
Accumulated Deficit	(17,104,096)	(15,918,309)
Accumulated Other Comprehensive Income (Loss)	(72,498)	(140,053)

Total Paid in Capital and Accumulated Deficit	6,333,346	7,451,578
Less Cost of Treasury Stock 32,619 and 32,619 shares	(179,376)	(179,376)
Additional Paid in Capital	212,048	122,265

Total Stockholders' Equity	6,366,018	7,394,467

Total Liabilities and Stockholders' Equity	$20,113,072	$24,190,596

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$622,928	$2,373,783	$1,461,505	$4,090,175
Turnkey drilling	518,907	2,156,440	1,809,374	3,252,636
Supervisory Fees and Other	158,560	180,344	297,686	358,013

Total Revenues	1,300,395	4,710,567	3,568,565	7,700,824

Costs and Expenses:
General and Administrative	867,901	1,033,349	1,787,548	2,024,553
Turnkey Drilling and Development	(334,150)	83,896	886,544	1,078,582
Lease Operating	332,934	587,612	779,872	1,271,674
Lease Impairment	15,359	50,104	15,359	50,104
Legal and Accounting	161,908	474,134	528,419	1,005,784
Marketing	168,313	311,526	381,020	539,020
Depreciation, Depletion and Amortization	515,349	950,881	1,058,124	1,805,725

Total Costs and Expenses	1,727,614	3,491,502	5,436,886	7,775,442

Loss on Sale of assets	(33,482)	0	(33,482)	(27,823)

Income (Loss) From Operations	(460,701)	1,219,065	(1,901,803)	(102,441)
Other Expense:
Interest expense	22,135	66,686	41,096	150,109

Income Before Income Tax Expense	(482,836)	1,152,379	(1,942,899)	(252,550)
Income tax provision	(188,105)	392,149	(757,112)	(85,320)

Net Income (Loss)	($294,731)	$760,230	($1,185,787)	($167,230)

Diluted Earnings Per Share	($0.03)	$0.09	($0.14)	($0.02)

Basic Earnings Per Share	($0.03)	$0.09	($0.14)	($0.02)

Other Comprehensive Income
Unrealized Gain (Loss) on Equity Securities	$110,855	$0	$141,869	$0
Less: Reclassification Adjustment for Losses
(Gains) Included in Net Income	28,648	0	28,648	0

Other Comprehensive Income (Loss), before tax	82,207	0	113,221	0
Income Tax Expense (Benefit) Related to Items of
Other Comprehensive Income	31,978	0	45,666	0

Other Comprehensive Income, net of tax	50,229	0	67,555	0

Comprehensive Income (Loss)	($244,502)	$760,230	($1,118,232)	($167,230)

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	($1,185,787)	($167,230)
Adjustments to Reconcile Net Loss to Net
Cash Provided (Used) by Operating Activities:
Depreciation, Depletion and Amortization	1,058,124	1,805,725
Lease Impairment	15,359	50,104
Loss on Sale of Assets	33,482	27,823
Realized Loss on Equity Securities	28,648	0
Bad Debt Expense	29,565	0
Stock-Based Compensation, net of adjustments	89,783	37,374
(Increase) Decrease in:
Accounts Receivable	1,741,904	692,379
Prepaid Expenses and Other Assets	1,811,300	(749,854)
Increase (Decrease) in:
Accounts Payable and Accrued expenses	(4,426,772)	(849,375)
Deferred Revenues from Turnkey Drilling	699,490	3,357,556
Deferred Income Taxes	(800,017)	(94,820)

Net Cash Provided (Used) by Operating Activities	(904,921)	4,109,682

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties
and Other Capital Expenditures	(218,517)	(1,730,854)
Proceeds from Sale of Assets	1,500	152,351
Purchase of Equity Securities	(8,399)	0
Sale of Equity Securities	20,026	0

Net Cash Used by Investing Activities	(205,390)	(1,578,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	4,654,181	0
Principal Payments on Long-Term Debt	(3,975,974)	(2,000,000)
Proceeds from Issuance of Common Stock	0	3,724,999
Proceeds from Stock Options Exercise	0	105,000

Net Cash Provided by Financing Activities	678,207	1,829,999

Net Increase (Decrease) in Cash and Cash Equivalents	(432,104)	4,361,178

Cash at Beginning of Year	1,330,739	3,848,968

Cash at End of Period	$898,635	$8,210,146

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$41,096	$150,728

Cash Paid for Taxes	$42,905	$9,500

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING & FINANCING ACTIVITIES:
Conversion of accounts payable to long-term note payable	$0	$914,192

Other Comprehensive Income Items
Unrealized Gain on Equity Securities	113,221	$0
Income Tax Expense Relating to Items of
Other Comprehensive Income	45,666	$0

Other Comprehensive Income, net of tax	67,555	$0

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

NOTE 2 – EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Six Months ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$ (1,185,787)	8,506,098	$ (0.14)

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net income available to common stock	$ (1,185,787)	8,506,098	$ (0.14)

	For the Six Months ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$ (167,230)	7,983,559	$ (0.02)

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net income available to common stock	$ (167,230)	7,983,559	$ (0.02)

For the six months ended June 30, 2009 and 2008, Royale Energy had dilutive securities of 26,392 and 123,551, respectively. These securities were not included in the dilutive loss per share due to their anti-dilutive nature.

ROYALE ENERGY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	June 30, 2009	December 31, 2008
Oil and Gas
Producing properties, including drilling costs	$ 24,468,831	$ 23,875,461
Undeveloped properties	665,690	1,102,317
Lease and well equipment	9,056,367	9,081,305
	34,190,888	34,059,083
Accumulated depletion, depreciation & amortization	(25,604,630)	(24,612,940)
	8,586,258	9,446,143
Commercial and Other
Real estate, including furniture and fixtures	$ 503,344	$ 503,344
Vehicles	255,496	313,460
Furniture and equipment	1,256,116	1,232,647
	2,014,956	2,049,451
Accumulated depreciation	(1,227,645)	(1,232,077)
	787,311	817,374

	$ 9,373,569	$ 10,263,517

On April 4, 2005, the Financial Accounting Standards Board posted FSP FAS 19-1, Accounting for Suspended Well Costs, to be effective for reporting periods beginning after April 4, 2005. We have adopted FSP FAS 19-1 effective as of July 1, 2005. The guidance set forth in the FSP requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the first six months of 2009 or 2008. We did not charge any previously capitalized exploratory well costs to expense upon adoption of FSP FAS 19-1.

	Six Months ended June 30,
	2009	2008
Beginning balance at January 1	$ 0	$ 0
Additions to capitalized exploratory well costs pending the determination of proved reserves	0	497,889
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(0)	(497,889)
Ending balance at June 30	$ 0	$ 0

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

At the March 12, 2008 Board of Directors meeting, directors and executive officers of Royale Energy were each granted 45,000 options to purchase common stock at an exercise or base price of $3.50 per share. These options are to be vested in three parts, the first 15,000 vested March 31, 2008, the second part vested on March 31, 2009, and the remaining 15,000 options will vest on March 31, 2010. The options were granted for a legal life of four years with a service period of three years. Royale Energy recorded compensation expense of $37,374 in first six months of 2009 and 2008 relating to these options. The total income tax benefit recognized in the income statement for these option arrangements was $14,538 and $12,632 in 2009 and 2008, respectively.

In November 2008, the Board of Directors granted the directors and executive officers of Royale Energy 95,000 shares of restricted common stock. The number of granted shares will double to 190,000 shares of common stock if Royale’s stock price reaches $15 a share during the three year period. The grant is to be vested in three parts, 31,667 or 63,334 shares, depending on Royale’s stock price, will vest on November 30, 2009, 2010, and 2011. Royale has recognized share-based compensation expense of $52,409 and $20,387 as a tax benefit in the first two quarters of 2009 relating to this grant.

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165 "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have a significant impact on the Company’s interim financial information.

In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162". The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

SEC Rulemaking

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on its disclosures, operating results, financial position and cash flows.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the six months ended June 30, 2009 and 2008:

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Six Months Ended June 30, 2009:
Revenues from External Customers	$1,461,505	$1,809,374	$3,270,879

Supervisory Fees	$295,792	$0	$295,792

Interest Revenue	$0	$1,894	$1,894

Interest Expense	$20,548	$20,548	$41,096

Expenditures for Segment Assets	$2,146,292	$2,217,111	$4,363,403

DD&A	$1,005,218	$52,906	$1,058,124

Lease Impairment	$7,680	$7,679	$15,359

Loss on Sale of Assets	($33,482)	$0	($33,482)

Income Tax (Benefit)	($378,556)	($378,556)	($757,112)

Total Assets	$20,113,072	$0	$20,113,072

Net Loss	($1,077,367)	($108,420)	($1,185,787)

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Six Months Ended June 30, 2008:
Revenues from External Customers	$4,090,175	$3,252,636	$7,342,811

Supervisory Fees	$311,825	$0	$311,825

Interest Revenue	$23,094	$23,094	$46,188

Interest Expense	$75,055	$75,054	$150,109

Expenditures for Segment Assets	$3,059,573	$2,860,040	$5,919,613

DD&A	$1,715,439	$90,286	$1,805,725

Lease Impairment	$25,052	$25,052	$50,104

Loss on Sale of Assets	($27,823)	$0	($27,823)

Income Tax (Benefit)	($42,660)	($42,660)	($85,320)

Total Assets	$36,684,879	$0	$36,684,879

Net Income (Loss)	($435,188)	$267,958	($167,230)

NOTE 7 – FAIR VALUE MEASUREMENTS

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

At June 30, 2009 and December 31, 2008, Royale Energy reported the fair value of $291,884 and $218,938, respectively, in available for sale securities. The fair value was determined using the number of shares owned as of the last day of the reporting period multiplied by the market price of those securities on that day. For the purposes of identifying related costs to its available for sale securities, the Company uses a specific identification method. On June 30, 2009 and December 31, 2008, the total cost for those securities amounted to $410,539 and $450,813, respectively. For the six months ended June 30, 2009, an unrealized holding gain of $67,555 was recorded in the other comprehensive income (loss) section of the Statement of Operations. The unrealized holding gain included the income tax effect of $45,666.

The table below summarizes Royale’s fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall:

Description	June 30, 2009	Level 1	December 31, 2008	Level 1
Available for Sale Securities	$291,884	$291,884	$218,938	$218,938

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Beginning with production from June 2009 and until December 2009, we have entered into a fixed natural gas agreement with BP p.l.c. We agreed to sell BP 2,000 Mcf a day from our California wells at $4.84 a Mcf. The committed amount represents about two thirds of our daily California production, and we anticipate no production depletion or interruption that would cause us not to fulfill our obligations.

NOTE 9 – LONG TERM DEBT

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

In June 2009, Texas Capital Bank performed a re-determination on our credit and letter of credit facility. As the result of the non-compliance with one of our debt covenants during the first quarter of 2009, the interest rate changed to the greater of Texas Capital Bank’s base rate and the Federal Funds rate plus 1%, but in no event less than 5% per year. The borrowing base at the close of the redetermination was $3,000,000 with borrowing base reductions of $140,000 commencing on August 1, 2009. In addition, a joint and several guarantee of the $750,000 Letter of Credit Facility by and between Stephen Hosmer and Harry Hosmer was added to the loan agreement. The guarantors are required to collectively maintain unencumbered liquidity in the form of cash or marketable securities equal to 150% of the line amount. Annual personal financial statements from each of the guarantors will be due to Texas Capital Bank within 120 days after the end of each calendar year.

NOTE 9 – SUBSEQUENT EVENTS

On August 4, 2009 the Company announced an agreement for the private placement of approximately $1.1 Million of common stock and warrants. Funds from the offering will be used for general working capital that will allow the Company to accelerate drilling and development on several key projects in the Sacramento Basin. The terms of the agreement include the sale of 552,764 shares of common stock at $1.99 per share. The warrants include: (i) Series A Warrants, which are immediately exercisable for a period of 5 years into 329,850 shares at $2.19 per share; (ii) Series A-1 Warrants, which are exercisable beginning 6 months and 1 day after the closing date (which date of exercisability will be February 6, 2010) for a period of 5 years into 1,808 shares at $2.19 per share, (iii) Series B Warrants, which are immediately exercisable for a period of up to 1 year into 511,628 shares at $2.15 per share and (iv) Series C Warrants, which are immediately exercisable for a period of 5 years into 306,977 shares at $2.19 per share but only to the extent that the Series B Warrants are exercised and only in the same percentage that the Series B Warrants are exercised. All of such warrants contain customary adjustments for corporate events such as reorganizations, splits, dividends, and the exercise prices of all such warrants are subject to weighted-average anti-dilution adjustments in the event of additional issuances of common stock below the exercise price then in effect. The exercise price of the Series B Warrants is also subject to increases if the market price of the common stock equals or exceeds $2.40, in which case the exercise price of such Series B warrant will be increased to 90% of the closing sale price of the common stock on the trading day immediately preceding the date of exercise thereof. The Company will also provide customary registration rights in connection with the transaction.

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

Results of Operations

For the six months ended June 30, 2009, we had a net loss of $1,185,787 compared to a net loss of $167,230 during the first six months of 2008, a $1,018,557 difference. Total revenues for the first six months of 2009 were $3,568,565, a decrease of $4,132,259 or 53.7% from the total revenues of $7,700,824 during the period in 2008. This decrease in revenues was the result of decreases in oil and natural gas commodity prices affecting our oil and natural gas production revenues. The decline in revenues was also the result of lower turnkey drilling revenues due to lower direct working interest sales for the period in 2009. For the quarter ended June 30, 2009 our net loss was $294,731 compared to a net profit of $760,230, again as a result of lower oil and natural gas prices and lower turnkey drilling revenues.

In the first six months of 2009, revenues from oil and gas production decreased $2,628,670 or 64.3% to $1,461,505 from 2008 first half revenues of $4,090,175, due to lower prices received for our oil and natural gas production. The net sales volume of natural gas for the six months ended June 30, 2009, was approximately 322,789 Mcf with an average price of $3.97 per Mcf, versus 368,127 Mcf with an average price of $9.45 per Mcf for the first six months of 2008. This represents a decrease in net sales volume of 45,338 Mcf or 12.3%, mainly due to the natural declines in production from existing wells. For the quarter ended June 30, 2009, we produced 145,861 Mcf with an average price of $3.45 per Mcf versus 190,980 Mcf produced during the same quarter in 2008 with an average price of $10.59 per Mcf, which represents a 45,119 Mcf or 23.6% decrease in net sales volume. The net sales volume for oil and condensate (natural gas liquids) was 4,358 barrels with an average price of $41.30 per barrel for the first six months of 2009, compared to 6,279 barrels at an average price of $97.60 per barrel for the first six months in 2008. This represents a decrease in net sales volume of 1,921 barrels, or 30.6%. For the second quarter of 2009, oil and condensate produced decreased 646 barrels, or 21.5%, from 3,002 barrels produced in 2008 to 2,356 barrels produced in the same period in 2009. This decrease was mainly due to the natural declines in production from existing wells.

Oil and natural gas lease operating expenses decreased by $491,802 or 38.7%, to $779,872 for the six months ended June 30, 2009, from $1,271,674 for the same period in 2008. For the second quarter 2009, lease operating expenses decreased $254,678 or 43.3% over the same period in 2008. These decreases were mainly due to lower workover and plugging costs during the period in 2009.

For the six months ended June 30, 2009, turnkey drilling revenues decreased $1,443,262 or 44.4% to $1,809,374 from $3,252,636 during the same period in 2008. We also had a $192,038 or 17.8% decrease in turnkey drilling and development costs to $886,544 in 2009 from $1,078,582 in 2008. In the second quarter of 2009, turnkey drilling revenues decreased $1,637,533 or 75.9% from $2,156,440 during the period in 2008 to $518,907 in 2009. Also, during the second quarter in 2009 we had an adjustment to turnkey drilling costs of $334,150 on previously drilled wells due to lower than anticipated drilling costs. Turnkey drilling revenues decreased due to lower direct working interest sales for the period in 2009 due to the current economic downturn. Turnkey drilling costs decreased due to lower than anticipated costs on wells drilled during 2008 and 2009. We expect drilling activity to increase in the next quarter as we have processed permits on several wells in California and we expect to drill approximately three additional wells during the third quarter of 2009.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense. Impairment losses of $15,359 and $50,104 were recorded in the first six months of 2009 and 2008, respectively. These impairments were mainly due to various lease and land costs that were no longer viable. Also during the periods in 2009 and 2008, we recorded losses of $33,482 and $27,823, respectively, on the sales of non-oil and gas assets.

The aggregate of supervisory fees and other income was $297,686 for the six months ended June 30, 2009, a decrease of $60,327 (16.9%) from $358,013 during the same period in 2008. Second quarter supervisory fees and other income decreased $21,784, or 12.1%, to $158,560 from $180,344 in 2008. These decreases were due to lower interest income received on our available cash and to lower cost recovery fees on facilities due to lower natural gas production.

Depreciation, depletion and amortization expense decreased to $1,058,124 from $1,805,725, a decrease of $747,601 (41.4%) for the six months ended June 30, 2009, as compared to the same period in 2008. This decrease in depletion expense was mainly due to the decrease in our oil and gas assets from our 2008 impairments.

General and administrative expenses decreased by $237,005 or 11.7%, from $2,024,553 for the six months ended June 30, 2008, to $1,787,548 for the period in 2009. Second quarter 2009 general and administrative expense decreased $165,448, or 16% from $1,033,349 in 2008 compared to $867,901 in 2009. Theses decreases were primarily due to our cost control measures.

Marketing expense for the six months ended June 30, 2009, decreased $158,000, or 29.3%, to $381,020, compared to $539,020 for the same period in 2008. For the second quarter, marketing expenses decreased $143,213, or 46%, to $168,313 from $311,526 for the same period in 2008. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $528,419 for the first six months of 2009, compared to $1,005,784 for same period in 2008, a $477,365 or 47.5% decrease. For the second quarter, legal and accounting expenses decreased by $312,226, or 65.9% from the previous period last year. The decrease in legal and accounting expense was a result of lower legal fees due to litigation defending property rights in 2008, which culminated in a trial and a successful outcome for the company in April of 2008.

Interest expense decreased to $41,096 for the two quarters ended June 30, 2009, from $150,109 for the same period in 2008, a $109,013, or 72.6% decrease. This was due to a decrease in the usage of our bank line of credit. For the same periods in 2009 and 2008, we also had income tax benefits of $757,112 and $85,320, respectively, due to net operating losses in both periods.

Capital Resources and Liquidity

At June 30, 2009, Royale Energy had current assets totaling $4,903,533 and current liabilities totaling $10,568,794, for a $5,665,261 working capital deficit. We had cash and cash equivalents at June 30, 2009 of $898,635 compared to $1,330,739 at December 31, 2008.

During 2008, Royale Energy maintained a revolving credit agreement with Guaranty Bank, FSB, secured by all of our oil and gas properties, which at December 31, 2008, had outstanding indebtedness of $1,975,974. In February 2009, the Guaranty Bank loan was repaid and we entered into a new agreement with Texas Capital Bank, N.A. for a new revolving line of credit and letter of credit facility, also secured by our oil and gas properties, of up to $14,250,000 and separate letter of credit facility of up to $750,000, for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes. Under the terms of the agreement, Royale Energy may borrow, repay, and re-borrow funds as necessary. At June 30, 2009, we had outstanding indebtedness on this loan of $2,654,181. Unused available credit from this revolving line of credit totaled approximately $345,819 at June 30, 2009.

At June 30, 2009, we were not in compliance with the current ratio financial covenant of our loan agreement with the bank, but we have obtained a waiver from the terms of that loan covenant. We are not in default on any principal, interest or sinking fund payment.

At June 30, 2009, our accounts receivable totaled $1,979,088, compared to $3,750,557 at December 31, 2008, a $1,771,469 (47.2%) decrease, primarily due to lower receivables from an industry member participating in wells we drilled at the end of 2008. At June 30, 2009, our accounts payable and accrued expenses totaled $5,863,504, a decrease of $4,456,683 or 43.2% from the accounts payable at December 31, 2008, of $10,320,187. This decrease was due to applying prepaid drilling remittances to trade accounts payable as aided by payments on other trade account payables.

On April 1, 2008, Nasdaq notified Royale that it was not in compliance with the requirement that companies listed on the Nasdaq Global Market are required by Marketplace Rule 4450(a)(3) to maintain a minimum of $10 million in stockholders’ equity for continued listing. Royale has formulated and is pursuing a plan to raise additional equity financing to take advantage of investment opportunities in oil and natural gas prospects, and Royale submitted those plans to Nasdaq as part of its program to regain compliance with the Nasdaq Global Market listing requirements. While Royale pursues its equity financing plans, Royale decided to transfer its securities listing from the Nasdaq Global Market to the Nasdaq Capital Market, effective on July 31, 2009. Royale complies with the Capital Market listing requirements. Royale does not believe that the transfer of its listing will have a material effect on the market for, or marketability of, its common stock.

Royale plans to raise the additional equity capital as part of its overall capital and cash flow needs to support ongoing acquisition and exploration operations.

Operating Activities. For the two quarters ended June 30, 2009, cash used by operating activities totaled $904,921 compared to operating activities providing $4,109,682 for the same period in 2008, a $5,041,603 or 122% decrease. This decrease in cash provided was due to a decrease in our accounts payable and direct working interest sales during the period in 2009.

Investing Activities. Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $205,390 for the first six months of 2009, compared to $1,578,503 used by investing activities for the same period in 2008, a $1,373,113 or an 87% decrease in cash used.  This decreased capital acquisition was due to lower drilling expenditures during the period in 2009.

Financing Activities. For the six months ended June 30, 2009, cash provided by financing activities was $678,207 compared to $1,829,999 for the same period in 2008, a $1,151,792 difference. In the second quarter of 2008 we received net proceeds of $3,724,999 from the sale of common stock and warrants to one investor in a private placement. The proceeds were used to reduce long term debt and for working capital. Moreover, in the first quarter of 2009, we paid off our line of credit with Guaranty Bank and established a new one with Texas Capital Bank.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production. The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production. Prices have been volatile for the last few years, and we expect that volatility to continue. Monthly average natural gas prices ranged from a low of $3.22 per Mcf to a high of $5.36 per Mcf for the first six months of 2009. Beginning with production from June 2009 and until December 2009, we have entered into a fixed natural gas agreement with BP p.l.c. We agreed to sell BP 2,000 Mcf a day from our California wells at $4.84 a Mcf. The committed amount represents about two thirds of our daily California production, and we anticipate no production depletion or interruption that would cause us not to fulfill our obligations.

Item 4.  Controls and Procedures

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2009.

No changes occurred in our internal control over financial reporting during the six months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1 Legal Proceedings

National Fuel Corporation (“NFC”) v. Royale Energy, Inc., No. 080800735, Uintah County, Utah. This lawsuit arose from a dispute over jointly operated property in which Royale in the 75% owner and operator and NFC is a non-operator with a 25% ownership.  NFC disagrees with the Company’s operations and seeks to remove the Company as operator.  NFC also seeks unspecified damages.  Royale disputes the claims, intends to defend the lawsuit vigorously, and is currently engaged in discovery.

Item 1A Risk Factors

Please review the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4 Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on June 26, 2009. At the meeting, the shareholders re-elected all eight members of the board of directors for one year terms and voted to amend the articles of incorporation to increase the number of authorized common shares from 10,000,000 to 20,000,000. The shareholders cast the following votes on each matter to come before them.

	For	Against	Abstain
Election of Directors
Harry E. Hosmer	7,249,745	-	507,768
Donald H. Hosmer	7,265,145	-	492,368
Stephen M. Hosmer	7,264,745	-	492,768
Oscar A. Hildebrandt	7,185,900	-	571,613
George M. Watters	7,180,583	-	576,930
Gilbert C. L. Kemp	7,258,461	-	499,052
Gary Grinsfelder	7,272,535	-	484,897
Tony Hall	7,169,326	-	588,187

Amend Articles of Incorporation to Increase Authorized Common Shares to 20,000,000	6,900,386	834,094	23,031

Item 5 Other Information

On August 4, 2009, after the close of the second fiscal quarter, the Company reached an agreement for the private placement of approximately $1.1 Million of common stock and warrants. The transaction is described in Note 9 to the Company’s unaudited financial statements for the period ending June 30, 2009, which are included in this Form 10-Q, and in the Form 8-K filed with the SEC by the Company on August 6, 2009.

Item 6 Exhibits

3.1*	Amended and Restated Articles of Incorporation, with amendments through August 14, 2009
4.1	Form of Series A Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on August 6, 2009
4.2	Form of Series A-1 Warrant, incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the SEC on August 6, 2009
4.3	Form of Series B Warrant, incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed with the SEC on August 6, 2009
4.4	Form of Series C Warrant, incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed with the SEC on August 6, 2009
10.1	Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on August 6, 2009
10.2	Registration Rights Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on August 6, 2009
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	18 U.S.C. § 1350 Certification
32.2*	18 U.S.C. § 1350 Certification

*  Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: August 14, 2009	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: August 14, 2009	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President and Co-Chief Executive Officer and Chief Financial Officer