Form 10-Q
period 2009-09-30
ROYALE ENERGY INC
filed 2009-11-06
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes [   ]     No [X]

At October 31, 2009, a total of 10,193,543 shares of registrant’s common stock were outstanding.

-ii-

PART I.                      FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$1,767,393	$1,330,739
Accounts Receivable	1,810,330	3,750,557
Prepaid Expenses	1,131,018	2,839,735
Deferred Tax Asset	442,875	534,698
Available for Sale Securities	0	218,938
Inventory	859,365	216,459

Total Current Assets	6,010,981	8,891,126

Other Assets	6,946	6,946
Deferred Tax Asset-Noncurrent	6,358,862	5,029,007

Oil and Gas Properties, at cost, (successful efforts basis),
Equipment and Fixtures	8,799,827	10,263,517

Total Assets	$21,176,616	$24,190,596

See notes to unaudited financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$5,636,452	$10,320,187
Deferred Turnkey Drilling	5,252,638	4,005,800

Total Current Liabilities	10,889,090	14,325,987

Noncurrent Liabilities:
Asset Retirement Obligation	526,461	494,168
Long-Term Debt, Net of Current Portion	2,775,000	1,975,974

Total Noncurrent Liabilities	3,301,461	2,470,142

Total Liabilities	14,190,551	16,796,129

Stockholders' Equity:
Common Stock, no par value, authorized 20,000,000 shares,
9,241,481 and 8,538,717 shares issued; 9,208,862 and
8,505,630 shares outstanding, respectively	24,644,390	23,355,926
Convertible preferred stock, Series AA, no par value,
147,500 shares authorized; 52,784 and 52,784 shares
issued and outstanding, respectively	154,014	154,014
Accumulated Deficit	(17,932,921)	(15,918,309)
Accumulated Other Comprehensive Income (Loss)	0	(140,053)

Total Paid in Capital and Accumulated Deficit	6,865,483	7,451,578
Less Cost of Treasury Stock 32,619 and 33,087 shares	(179,376)	(179,376)
Additional Paid in Capital	299,958	122,265

Total Stockholders' Equity	6,986,065	7,394,467

Total Liabilities and Stockholders' Equity	$21,176,616	$24,190,596

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$673,916	$1,745,103	$2,135,421	$5,835,278
Turnkey drilling	395,879	3,016,909	2,205,253	6,269,545
Supervisory Fees and Other	141,923	196,310	439,609	554,323

Total Revenues	1,211,718	4,958,322	4,780,283	12,659,146

Costs and Expenses:
General and Administrative	905,168	1,016,682	2,663,151	3,041,235
Turnkey Drilling and Development	6,842	1,847,797	893,386	2,926,379
Lease Operating	358,553	590,210	1,138,425	1,861,884
Lease Impairment	82,716	770,862	98,075	820,966
Bad Debt Expense	172,839	0	202,404	0
Legal and Accounting	128,862	61,413	657,281	1,067,197
Marketing	269,166	377,605	650,186	916,625
Depreciation, Depletion and Amortization	515,980	795,897	1,574,104	2,601,622

Total Costs and Expenses	2,440,126	5,460,466	7,877,012	13,235,908

Gain (Loss) on Sale of assets	(91,620)	2,630,400	(125,102)	2,602,577

Income (Loss) From Operations	(1,320,028)	2,128,256	(3,221,831)	2,025,815
Other Expense:
Interest expense	38,528	45,299	79,624	195,408

Income Before Income Tax Expense	(1,358,556)	2,082,957	(3,301,455)	1,830,407
Income tax provision (benefit)	(529,731)	709,466	(1,286,843)	624,146

Net Income (Loss)	$(828,825)	$1,373,491	$(2,014,612)	$1,206,261

Diluted Earnings Per Share	$(0.10)	$0.16	$(0.23)	$0.15

Basic Earnings Per Share	$(0.10)	$0.16	$(0.23)	$0.15

Other Comprehensive Income
Unrealized Gain (Loss) on Equity Securities	$210,276	$(53,267)	$352,145	$(53,267)
Less: Reclassification Adjustment for Losses
(Gains) Included in Net Income	91,621	6,804	120,269	6,804

Other Comprehensive Income (Loss), before tax	118,655	(46,463)	231,876	(46,463)
Income Tax Expense (Benefit) Related to Items of
Other Comprehensive Income	46,157	(15,797)	91,823	(15,797)

Other Comprehensive Income (Loss), net of tax	72,498	(30,666)	140,053	(30,666)

Comprehensive Income (Loss)	$(756,327)	$1,342,825	$(1,874,559)	$1,175,595

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,014,612)	$1,206,261
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided (Used) by Operating Activities:
Depreciation, Depletion and Amortization	1,574,104	2,601,622
Lease Impairment	98,075	820,966
(Gain) Loss on Sale of Assets	4,833	(2,602,577)
Realized (Gain) Loss on Equity Securities	120,269	6,804
Bad Debt Expense	202,404	0
Stock-Based Compensation, net of adjustments	177,693	56,061
(Increase) Decrease in:
Accounts Receivable	1,737,823	(452,283)
Prepaid Expenses and Other Assets	1,065,811	(396,360)
Increase (Decrease) in:
Accounts Payable and Accrued expenses	(4,651,442)	(5,050,731)
Deferred Revenues - DWI	1,246,838	4,205,443
Deferred Income Taxes	(1,329,855)	606,646

Net Cash Provided (Used) by Operating Activities	(1,768,059)	1,001,852

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties
and Other Capital Expenditures	(260,792)	(4,885,213)
Proceeds from Sale of Assets	47,470	5,698,911
Purchase of Equity Securities	(8,857)	(250,440)
Sale of Equity Securities	339,402	19,641

Net Cash Provided by Investing Activities	117,223	582,899

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	5,054,181	0
Principal Payments on Long-Term Debt	(4,255,155)	(2,600,000)
Proceeds from Issuance of Common Stock	1,288,464	3,724,999
Proceeds from Stock Options Exercise	0	105,000

Net Cash Provided by Financing Activities	2,087,490	1,229,999

Net Increase in Cash and Cash Equivalents	436,654	2,814,749

Cash at Beginning of Year	1,330,739	3,848,968

Cash at End of Period	$1,767,393	$6,663,717

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$79,624	$200,535

Cash Paid for Taxes	$43,012	$17,500

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING & FINANCING ACTIVITIES:
Conversion of accounts payable to long-term note payable	$55,000	$0

Conversion of Series AA Stock to Common Stock	$0	$13,965

See notes to unaudited financial statements

--

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

A summary of significant accounting policies of Royale Energy, Inc. (“Royale Energy") is presented in its annual Form 10K dated December 31, 2008 and is provided to assist in understanding Royale Energy's financial statements.  The financial statements and notes are representations of Royale Energy's management, which is responsible for their integrity and objectivity.  The accounting policy below updates a previously disclosed policy stated in the December 31, 2008 Form 10K, and conforms to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Reclassification

Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented herein.  The company has determined that certain G&A charges are presented more fairly as Bad Debt Expense.  The reclassification is reflected in all periods presented.

NOTE 2 – EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Nine Months ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income (loss) available to common stock	$(2,014,612)	8,624,054	$(0.23)

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net income (loss) available to common stock	$(2,014,612)	8,624,054	$(0.23)

	For the Nine Months ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$1,206,261	8,158,570	$0.15

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	0	49,309	0.00

Net income available to common stock	$1,206,261	8,207,879	$0.15

For the nine months ended September 30, 2009, Royale Energy had dilutive securities of 416,902.  These securities were not included in the dilutive loss per share due to their anti-dilutive nature.

--

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	September 30, 2009	December 31, 2008
Oil and Gas
Producing properties, including drilling costs	$24,450,389	$23,875,461
Undeveloped properties	628,672	1,102,317
Lease and well equipment	9,056,367	9,081,305
	34,135,428	34,059,083
Accumulated depletion, depreciation & amortization	(26,099,787)	(24,612,940)
	8,035,641	9,446,143
Commercial and Other
Real estate, including furniture and fixtures	$502,344	$503,344
Vehicles	255,496	313,460
Furniture and equipment	1,256,116	1,232,647
	2,013,956	2,049,451
Accumulated depreciation	(1,249,770)	(1,232,077)
	764,186	817,374

	$8,799,827	$10,263,517

The guidance set forth as required by the Extractive Activities Oil & Gas Topic of the FASB Accounting Standards Codification requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the first nine months of 2009 or 2008. We did not charge any previously capitalized exploratory well costs to expense upon adoption of Topic.

	Nine Months ended September 30,
	2009	2008
Beginning balance at January 1	$0	$0
Additions to capitalized exploratory well costs pending the determination of proved reserves	0	497,889
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(0)	(497,889)
Ending balance at September 30	$0	$0

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – STOCK BASED COMPENSATION

Royale Energy has a stock-based compensation plan.  Effective January 1, 2006, the Company adopted the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards, and has elected to use the modified prospective transition method as permitted by the Topic.  The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006, is based on the grant-date fair-value as determined under the pro forma provisions of the Topic.

At the March 12, 2008 Board of Directors meeting, directors and executive officers of Royale Energy were each granted 45,000 options to purchase common stock at an exercise or base price of $3.50 per share.  These options are to be vested in three parts, the first 15,000 vested March 31, 2008, the second part vested on March 31, 2009, and the remaining 15,000 options will vest on March 31, 2010.  The options were granted for a legal life of four years with a service period of three years. Royale Energy recorded compensation expense of $56,061 in first nine months of 2009 and 2008 relating to these options. The total income tax benefit recognized in the income statement for these option arrangements was $21,808 and $19,061 in 2009 and 2008, respectively.

In November 2008, the Board of Directors granted the directors and executive officers of Royale Energy 95,000 shares of restricted common stock. The number of granted shares will double to 190,000 shares of common stock if Royale’s stock price reaches $15 a share during the three year period. The grant is to be vested in three parts, 31,667 or 63,334 shares, depending on Royale’s stock price, will vest on November 30, 2009, 2010, and 2011. Royale has recognized share-based compensation expense of $84,130 and $32,727 as a tax benefit in the first three quarters of 2009 relating to this grant.

In July 2009, the Board of Directors granted a total of 17,858 shares of common stock to two directors as compensation for their joint and several guarantee of letter of credit on behalf of the Company.  The shares are to vest immediately.  Royale has recognized share-based compensation expense of $37,502 and $14,588 as a tax benefit for this stock grant.

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The company has adopted the Subsequent Events Topic of the FASB Accounting Standards Codification. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Topic sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Topic is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have a significant impact on the Company’s interim financial information.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the nine months ended September 30, 2009 and 2008:

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
	-	-	-
Nine Months Ended September 30, 2009:
Revenues from External Customers	$2,135,421	$2,205,253	$4,340,674

Supervisory Fees	$433,541	$0	$433,541

Interest Revenue	$0	$6,068	$6,068

Interest Expense	$39,812	$39,812	$79,624

Expenditures for Segment Assets	$3,097,480	$3,107,353	$6,204,833

DD&A	$1,495,399	$78,705	$1,574,104

Lease Impairment	$49,038	$49,037	$98,075

Loss on Sale of Assets	$(125,102)	$0	$(125,102)

Income Tax Benefit	$(643,422)	$(643,421)	$(1,286,843)

Total Assets	$21,176,616		$21,176,616

Net Loss	$(1,594,447)	$(420,165)	$(2,014,612)

--

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
	-	-	-
Nine Months Ended September 30, 2008:
Revenues from External Customers	$5,835,278	$6,269,545	$12,104,823

Supervisory Fees	$473,489		$473,489

Interest Revenue		$80,834	$80,834

Interest Expense	$97,704	$97,704	$195,408

Expenditures for Segment Assets	$4,285,859	$5,527,461	$9,813,320

DD&A	$2,471,541	$130,081	$2,601,622

Lease Impairment	$410,483	$410,483	$820,966

Gain on Sale of Assets	$2,602,577	$0	$2,602,577

Income Tax Expense	$312,073	$312,073	$624,146

Total Assets	$34,778,589		$34,778,589

Net Income (Loss)	$1,333,684	$(127,423)	$1,206,261

NOTE 7 – FAIR VALUE MEASUREMENTS

According to Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification,  assets and liabilities that are measured at fair value on a recurring and nonrecurring basis in periods subsequent to initial recognition, the reporting entity shall disclose information that enable users of its financial statements to assess the inputs used to develop those measurements and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period.

During the third quarter of 2009, the Company liquidated its holdings of Available for Sale Securities.  At December 31, 2008, Royale Energy reported the fair value of $218,938 in available for sale securities.  The fair value was determined using the number of shares owned as of the last day of the reporting period multiplied by the market price of those securities on that day.   For the purposes of identifying related costs to its available for sale securities, the Company uses a specific identification method. On December 31, 2008, the total cost for those securities amounted to $450,813. For the nine months ended September 30, 2009, an unrealized holding gain of $140,053 was recorded in the other comprehensive income (loss) section of the Statement of Operations. The unrealized holding gain included the income tax effect of $91,823.

The table below summarizes Royale’s fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall:

Description	September 30, 2009	Level 1	December 31, 2008	Level 1
Available for Sale Securities	$0	$0	$218,938	$218,938

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Beginning with production from June 2009 and until December 2009, we have entered into a fixed natural gas agreement with BP p.l.c.  We agreed to sell BP 2,000 Mcf a day from our California wells at $4.84 an Mcf.  The committed amount represents about two thirds of our daily California production, and we anticipate no production depletion or interruption that would cause us not to fulfill our obligations.

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

For the quarter ended September 30, 2009, Royale Energy was non-compliant with our current ratio covenant with Texas Capital Bank’s credit and letter of credit facility.  As the result, the Company has obtained a waiver from Texas Capital Bank.  Royale Energy is not in default on any principal, interest, or sinking fund payment.

NOTE 10 – SUBSEQUENT EVENTS

In October 2009, the Company announced an agreement for the private placement of approximately $2 Million of common stock and warrants.  Funds from the offering were used for general working capital, which allowed the Company to accelerate drilling and development on several key projects in the Sacramento Basin.   The terms of the agreement included the sale of 623,053 shares of common stock at $3.21 per share and a warrant which is immediately exercisable for a period of 5 years to purchase 342,679 shares in the aggregate at $3.53 per share.   The warrant contains customary adjustments for corporate events such as reorganizations, splits, dividends, and the exercise prices of all such warrants are subject to weighted-average anti-dilution adjustments in the event of additional issuances of common stock below the exercise price then in effect.  The investor has also agreed to waive the upward share adjustment portion of the anti-dilution provision that exists in the warrant issued in connection with its 2008 purchase, solely in connection with this transaction.   The Company has also provided customary registration rights in connection with the transaction.

--

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

Results of Operations

For the nine months ended September 30, 2009, we had a net loss of $2,014,612 compared to a net income of $1,206,261 during the first nine months of 2008, a $3,220,873 difference.  Total revenues for the first nine months of 2009 were $4,780,283, a decrease of $7,878,863 or 62.2% from the total revenues of $12,659,146 during the period in 2008.  This decrease in revenues was the result of decreases in oil and natural gas commodity prices affecting our oil and natural gas production revenues.   The decline in revenues was also the result of lower turnkey drilling revenues due to lower direct working interest sales for the period in 2009.  For the quarter ended September 30, 2009 our net loss was $828,825 compared to a net profit of $1,373,491, again as a result of lower oil and natural gas prices and lower turnkey drilling revenues.

In the first nine months of 2009, revenues from oil and gas production decreased $3,699,857 or 63.4% to $2,135,421 from 2008 revenues of $5,835,278, due to lower prices received for our oil and natural gas production.  The net sales volume of natural gas for the nine months ended September 30, 2009, was approximately 460,675 Mcf with an average price of $3.96 per Mcf, versus 535,777 Mcf with an average price of $9.13 per Mcf for the first nine months of 2008.  This represents a decrease in net sales volume of 75,102 Mcf or 14%, mainly due to the natural declines in production from existing wells.  For the quarter ended September 30, 2009, we produced 137,885 Mcf with an average price of $3.94 per Mcf versus 158,323 Mcf produced during the same quarter in 2008 with an average price of $8.31 per Mcf, which represents a 20,438 Mcf or 12.9% decrease in net sales volume.  The net sales volume for oil and condensate (natural gas liquids) was 6,403 barrels with an average price of $48.55 per barrel for the first nine months of 2009, compared to 9,029 barrels at an average price of $104.77 per barrel for the first nine months in 2008.  This represents a decrease in net sales volume of 2,626 barrels, or 29.1%.  For the third quarter of 2009, oil and condensate produced decreased 578 barrels, or 22%, from 2,623 barrels produced in 2008 to 2,045 barrels produced in the same period in 2009.  This decrease was mainly due to the natural declines in production from existing wells.

Oil and natural gas lease operating expenses decreased by $723,459 or 38.9%, to $1,138,425 for the nine months ended September 30, 2009, from $1,861,884 for the same period in 2008.    For the third quarter 2009, lease operating expenses decreased $231,657 or 39.3% over the same period in 2008.  These decreases were mainly due to lower workover and plugging costs during the period in 2009.
For the nine months ended September 30, 2009, turnkey drilling revenues decreased $4,064,292 or 64.8% to $2,205,253 from $6,269,545 during the same period in 2008.  We also had a $2,032,993 or 69.5% decrease in turnkey drilling and development costs to $893,386 in 2009 from $2,926,379 in 2008. In the third quarter of 2009, turnkey drilling revenues decreased $2,621,030 or 86.9% from $3,016,909 during the period in 2008 to $395,879 in 2009.  Also, during the second quarter in 2009 we had an adjustment to turnkey drilling costs of $334,150 on previously drilled wells due to lower than anticipated drilling costs.  Turnkey drilling revenues decreased due to lower direct working interest sales for the period in 2009 due to the current economic downturn.  Turnkey drilling costs decreased due to lower than anticipated costs on wells drilled during 2008 and 2009.  In the fourth quarter, we have completed the drilling of one well and have begun drilling another well in California.  We expect to drill approximately three to six additional California wells before the end of the year.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense.  Impairment losses of $98,075 and $820,966 were recorded in the first nine months of 2009 and 2008, respectively.  These impairments were mainly due to various lease and land costs that were no longer viable.  Also during the periods in 2009 and 2008, we recorded a loss of $125,102 and a gain of $2,602,577, respectively, on the sales of non-oil and gas assets.  The majority of the 2009 loss stems from the liquidation of our available for sale securities holdings.  The gain from the same period in 2008 relates to the sale of our Rio Bravo field located in Kern County, California

The aggregate of supervisory fees and other income was $439,609 for the nine months ended September 30, 2009, a decrease of $114,714 (20.7%) from $554,323 during the same period in 2008.  Third quarter supervisory fees and other income decreased $54,387, or 27.7%, to $141,923 from $196,310 in 2008.    These decreases were due to lower interest income received on our available cash and to lower cost recovery fees on facilities due to lower natural gas production.

Depreciation, depletion and amortization expense decreased to $1,574,104 from $2,601,622, a decrease of $1,027,518 (39.5%) for the nine months ended September 30, 2009, as compared to the same period in 2008. This decrease in depletion expense was mainly due to the decrease in our oil and gas assets from our 2008 impairments.

General and administrative expenses decreased by $378,084 or 12.4%, from $3,041,235 for the nine months ended September 30, 2008, to $2,663,151 for the period in 2009.  Third quarter 2009 general and administrative expense decreased $111,514, or 11% from $1,016,682 in 2008 compared to $905,168 in 2009.   These decreases were primarily due to our cost control measures.

Marketing expense for the nine months ended September 30, 2009, decreased $266,439, or 29.1%, to $650,186, compared to $916,625 for the same period in 2008.  For the third quarter, marketing expenses decreased $108,439, or 28.7%, to $269,166 from $377,605 for the same period in 2008.   Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $657,281 for the first nine months of 2009, compared to $1,067,197 for same period in 2008, a $409,916 or 38.4% decrease.  This decrease was a result of lower legal fees due to litigation defending property rights in 2008, which culminated in a trial and a successful outcome for the company in April of 2008. For the third quarter, legal and accounting expenses increased by $67,449, or 109.8% from the previous period last year.  The increase in legal and accounting expense was a result of higher tax preparation fees.

Interest expense decreased to $79,624 for the three quarters ended September 30, 2009, from $195,408 for the same period in 2008, a $115,784, or 59.3% decrease. This was due to a decrease in the usage of our bank line of credit.  For the same periods in 2009 and 2008, we also had income tax benefits of $1,286,843, an increase of $1,910,989 or 306.2% from an expense of $624,146 in 2008 as the result of operations moving from an income to loss position.

Bad debt expense for the first nine months ended September 30, 2009 was $202,404 and $172,839 for the third quarter of 2009.  These expenses arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment.  Approximately 78% of these expenses stem from one of our California wells.  There were no bad debt expenses identified and recognized for the first nine months ended September 30, 2008.

Capital Resources and Liquidity

At September 30, 2009, Royale Energy had current assets totaling $6,010,981 and current liabilities totaling $10,889,090, for a $4,878,109 working capital deficit.  We had cash and cash equivalents at September 30, 2009 of $1,767,393 compared to $1,330,739 at December 31, 2008.

During 2008, Royale Energy maintained a revolving credit agreement with Guaranty Bank, FSB, secured by all of our oil and gas properties, which at December 31, 2008, had outstanding indebtedness of $1,975,974.  In February 2009, the Guaranty Bank loan was repaid and we entered into a new agreement with Texas Capital Bank, N.A. for a new revolving line of credit and letter of credit facility, also secured by our oil and gas properties, of up to $14,250,000 and separate letter of credit facility of up to $750,000, for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes.  Under the terms of the agreement, Royale Energy may borrow, repay, and re-borrow funds as necessary.  At September 30, 2009, we had a current borrowing base and outstanding indebtedness on this loan of $2,720,000.

At September 30, 2009, we were not in compliance with the current ratio financial covenant of our loan agreement with the bank, but we have obtained a waiver from the terms of that loan covenant.  We are not in default on any principal, interest or sinking fund payment.

At September 30, 2009, our accounts receivable totaled $1,810,330, compared to $3,750,557 at December 31, 2008, a $1,940,227 (51.7%) decrease, primarily due to lower receivables from an industry member participating in wells we drilled at the end of 2008.  At September 30, 2009, our accounts payable and accrued expenses totaled $5,636,452, a decrease of $4,683,735 or 45.4% from the accounts payable at December 31, 2008, of $10,320,187.  This decrease was due to applying prepaid drilling remittances to trade accounts payable as aided by payments on other trade account payables.

On April 1, 2008, Nasdaq notified Royale that it was not in compliance with the requirement that companies listed on the Nasdaq Global Market are required by Marketplace Rule 4450(a)(3) to maintain a minimum of $10 million in stockholders’ equity for continued listing.  Effective July 31, 2009, Royale transferred its securities listing from the Nasdaq Global Market to the Nasdaq Capital Market.  Royale complies with the Capital Market listing requirements.  Royale does not believe that the transfer of its listing will have a material effect on the market for, or marketability of, its common stock.

Operating Activities.  For the three quarters ended September 30, 2009, cash used by operating activities totaled $1,768,059 compared to operating activities providing $1,001,852 for the same period in 2008, a $2,769,911 or 276.5% decrease.  This decrease in cash provided was due primarily to a decrease in our accounts payable and direct working interest sales during the period in 2009.

Investing Activities.  For the first nine months ending September 30, 2009 and 2008, net cash provided by investing activities amounted to $117,223 and $582,899, respectively, a decrease of $465,676 or 80%.  The difference stems from the sale of our Rio Bravo field during the third quarter of 2008.  Capital acquisitions of oil and gas properties used $260,792 for the first nine months of 2009, compared to $4,885,213 for the same period in 2008, a $4,624,421 or a 94.7% decrease in cash used.  This decreased capital acquisition was due to lower drilling expenditures during the period in 2009.  During the third quarter of 2009, the Company liquidated all its Equity Securities.  For the first nine months of 2009, its equity sales and purchases generated $330,545.  However, for the first nine months of 2008, the Company’s equity sales and purchases used $230,799.

Financing Activities.  For the nine months ended September 30, 2009, cash provided by financing activities was $2,087,490 compared to $1,229,999 for the same period in 2008, a $857,491 difference.  In the third quarter of 2009 and second quarter of 2008 we received net proceeds of $1,288,464 and $3,724,999 from the sale of common stock and warrants to one investor in a private placement.  The proceeds were used to reduce long term debt and for working capital.  Moreover, in the first quarter of 2009, we paid off our line of credit with Guaranty Bank and established a new one with Texas Capital Bank.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last few years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $3.22 per Mcf to a high of $5.36 per Mcf for the first nine months of 2009.  Beginning with production from June 2009 and until December 2009, we have entered into a fixed natural gas agreement with BP p.l.c.  We agreed to sell BP 2,000 Mcf a day from our California wells at $4.84 an Mcf.  The committed amount represents about two thirds of our daily California production, and we anticipate no production depletion or interruption that would cause us not to fulfill our obligations.

Item 4.   Controls and Procedures

As of September 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2009.

No changes occurred in our internal control over financial reporting during the nine months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1 Legal Proceedings

National Fuel Corporation (“NFC”) v. Royale Energy, Inc., No. 080800735, Uintah County, Utah. This lawsuit arose from a dispute over jointly operated property in which Royale is the 75% owner and operator and NFC is a non-operator with a 25% ownership.  NFC disagrees with the Company’s operations and seeks to remove the Company as operator.  As of the date of this filing, both parties have signed a settlement agreement.  However, until the count enters an order dismissing the case, the case remains an active matter.

Item 1A Risk Factors

Please review the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 5 Other Information

On October 21, 2009, after the close of the third fiscal quarter, the Company reached an agreement for the private placement of approximately $2 Million of common stock and warrants.  The transaction is described in Note 10 to the Company’s unaudited financial statements for the period ending September 30, 2009, which are included in this Form 10-Q, and in the Form 8-K filed with the SEC by the Company on October 21, 2009.

Item 6 Exhibits

3.1	Amended and Restated Articles of Incorporation, with amendments through August 14, 2009, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the SEC on August 14, 2009
4.1	Form of Series A Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on August 6, 2009
4.2	Form of Series A-1 Warrant, incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the SEC on August 6, 2009
4.3	Form of Series B Warrant, incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed with the SEC on August 6, 2009
4.4	Form of Series C Warrant, incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed with the SEC on August 6, 2009
4.5	Form of Warrant dated October 19, 2009, incorporate by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on October 21, 2009.
4.6	Placement Agent warrant dated August 5, 2009, incorporated by reference to Exhibit 4.5 of the Company’s Form S-3/A filed with the SEC on August 21, 2009
4.7*	Placement Agent warrant dated October 20, 2009
10.1	Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on August 6, 2009
10.2	Registration Rights Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on August 6, 2009
10.3	Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 21, 2009
10.4	Registration Rights Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on October 21, 2009
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	18 U.S.C. § 1350 Certification
32.2*	18 U.S.C. § 1350 Certification

* Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: November 6, 2009	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: November 6, 2009	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President and Co-Chief Executive Officer and Chief Financial Officer

--