Form 10-K
ROYALE ENERGY INC
filed 2010-03-19
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of registrant in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500
San Diego, CA 92108
(Address of principal executive offices)
Issuer's telephone number:     619-881-2800

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]; No [X]

At June 30, 2009, the end of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity held by non-affiliates was $13,378,774.

At December 31, 2009, 10,225,208 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  The issuer’s proxy statement for its annual meeting of stockholders, to be filed within 120 days after December 31, 2009, will contain the information required by Part III, Items 10, 11, 12, 13 and 14, which information is hereby incorporated by reference into this Form 10-K.

CONTENTS

PART I		1
Item 1	Description of Business	1
	Plan of Business	2
	Competition, Markets and Regulation	3
Item 1A	Risk Factors	3
Item 2	Description of Property	7
	Northern California	8
	Developed and Undeveloped Leasehold Acreage	8
	Drilling Activities	8
	Production	9
	Net Proved Oil and Natural Gas Reserves	9
Item 3	Legal Proceedings	9
PART II		9
Item 5	Market for Common Equity and Related Stockholder Matters	9
	Dividends	10
	Recent Sales of Unregistered Securities	10
	Performance Graph	10
Item 6	Selected Financial Data	11
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
	Critical Accounting Policies	11
	Results of Operations for the Twelve Months Ended Dexcember 31, 2009 as Compared to the Twelve Months Ended December 31, 2008	13
	Results of Operations for the Twelve Months Ended December 31, 2008 as Compared to the Twelve Months Ended December 31, 2007	14
	Capital Resources and Liquidity	16
	Changes in Reserve Estimates	18
Item 7A	Qualitative and Quantitative Disclosures About Market Risk	19
Item 8	Financial Statements	19
Item 9A	Controls and Procedures
	Disclosure Controls	19
	Management Report on Internal Control over Financial Reporting	19
	Changes in Internal Control over Financial Reporting	20
	Limitations on Effectiveness of Controls	20
PART III		20
Item 10	Directors and Executive Officers of the Registrant	20
Item 11	Executive Compensation	21
Item 12	Security Ownership of Certain Beneficial Owners and Management	21
Item 13	Certain Relationships and Related Transactions	21
Item 14	Principal Accountant Fees and Services	21
PART IV		21
Item 15	Exhibits and Financial Statement Schedules	22
SIGNATURES		23
FINANCIAL STATEMENTS		F-1

ROYALE ENERGY, INC.
PART I

Item 1                                Description of Business

Royale Energy, Inc. ("Royale Energy") is an independent oil and natural gas producer.  Royale Energy's principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale Energy.  Royale Energy was incorporated in California in 1986 and began operations in 1988.  Royale Energy's common stock is traded on the NASDAQ Capital Market System (symbol ROYL).  On December 31, 2009, Royale Energy had 22 full time employees.

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

During its fiscal year ended December 31, 2009, Royale Energy continued to explore and develop natural gas properties with a focus in California.  We also own proved developed producing and non-producing reserves of oil and natural gas in Utah, Texas and Louisiana.  In 2009, Royale Energy drilled five wells in northern and central California, three of which were commercially productive wells, two are currently producing, one is awaiting pipeline hookup, and the remaining two were dry holes.  Royale Energy's estimated total reserves increased from approximately 3.6 BCFE (billion cubic feet equivalent) at December 31, 2008 to approximately 4.8 BCFE at December 31, 2009.  According to the reserve reports furnished to Royale Energy by Netherland, Sewell & Associates, Inc., and Source Energy, LLC, Royale Energy's independent petroleum engineers, the net reserve value of its proved developed and undeveloped reserves was approximately $11.3 million at December 31, 2009, based on natural gas prices ranging from $2.92 per MCF to $3.87 per MCF.  Source Energy, LLC, supplied reserve value estimates for Royale Energy’s Utah properties, and Netherland, Sewell & Associates, Inc., provided reserve information for the Company’s California, Texas, Oklahoma, and Louisiana properties.

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

Our standardized measure of discounted future net cash flows at December 31, 2009, was estimated to be $6,261,933.  This figure was calculated by subtracting our estimated future income tax expense from the net reserve value of proved developed and undeveloped reserves, and by further applying a 10% annual discount for estimated timing of cash flows.  A detailed calculation of our standardized measure of discounted future net cash flow is contained in Supplemental Information About Oil and Gas Producing Activities – Changes in Standardized Measure of Discounted Future Net Cash Flow from Proved Reserve Quantities, page F-29.

Royale Energy reported gross revenues in connection with the drilling of wells on a "turnkey contract" basis, or sales of fractional interests in undeveloped wells, in the amount of $5,061,804 for the year ended December 31, 2009, which represents approximately 59% of its total revenues for the year.  In 2008, Royale Energy reported $11,472,065 gross revenues from turnkey drilling operations for the year, representing 60% of Royale Energy's total revenues for that year.

These amounts are offset by drilling expenses and development costs of $2,146,904 in 2009, and $6,015,390 in 2008. In addition to Royale Energy's own geological, land, and engineering staff, Royale Energy hires independent contractors to drill, test, complete and equip the wells that it drills.

Approximately 33% of Royale Energy's total revenue for the year ended December 31, 2009, came from sales of oil and natural gas from production of its wells in the amount of $2,800,557.  In 2008, this amount was $6,999,022, which represented 37% of Royale Energy's total revenues.

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

Once drilling has commenced, it is generally completed within 10-30 days.  See Note 1 to Royale Energy's Financial Statements, at page F-11.  Royale Energy maintains internal records of the expenditure of each investor's funds for drilling projects.

Royale Energy generally operates the wells it completes.  As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements.  For the year ended December 31, 2009, Royale Energy earned gross revenues from operation of the wells in the amount of $388,736, representing 4.5% of its total revenues on a consolidated basis for that year.  In 2008, the amount was $392,318, which represented about 2% of total revenues.  At December 31, 2009, Royale Energy operated 52 natural gas wells in California. Royale also owns an interest and operates seven natural gas wells in Utah and has non-operating interests in 17 oil and gas wells in Texas, three in Oklahoma, one in California, and two in Louisiana.

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

Royale Energy had no subsidiaries in 2009.

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

Royale Energy files quarterly, yearly and other reports with the Securities Exchange Commission.  You may obtain a copy of any materials filed by Royale Energy with the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549, by calling 1-800-SEC-0300.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  Royale Energy also provides access to its SEC reports and other public announcements on its website, http://www.royl.com.

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

You should not construe the standardized measure of proved reserves contained in our annual report as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with Securities and Exchange Commission requirements, we have based the standardized measure of future net cash flows from the standardized measure of proved reserves on the average price during the 12-month period before the ending date of the period covered by the report, whereas actual future prices and costs may vary significantly. The following factors may also affect actual future net cash flows:

•	the timing of both production and related expenses;

•	changes in consumption levels; and

•	governmental regulations or taxation.

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

In general, the volume of production from oil and gas properties declines as reserves are depleted.  Except to the extent that we acquire properties containing proved reserves or conduct successful development and exploration activities, or both, our proved reserves will decline as reserves are produced.  Our future oil and gas production is, therefore, highly dependent upon our ability to find or acquire additional reserves.

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

Industry operating risks include the risks of fire, explosions, blow outs, pipe failure, abnormally pressured formations and environmental hazards, such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean up responsibilities, regulatory investigation and penalties and suspension of operations.  In accordance with customary industry practice, we maintain insurance for these kinds of risks, but we cannot be sure that our level of insurance will cover all losses in the event of a drilling or production catastrophe.  Insurance is not available for all operational risks, such as risks that we will drill a dry hole, fail in an attempt to complete a well or have problems maintaining production from existing wells.

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

Therefore, our assessment of drilling prospects are necessarily inexact and their accuracy inherently uncertain.  In connection with such an assessment, we perform a review of the subject properties that we believe to be generally consistent with industry practices.   Such a review, however, will not reveal all existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities.

Breaches of Contract by Sellers of Properties Could Adversely Affect Operations.

In most cases, we are not entitled to contractual indemnification for pre closing liabilities, including environmental liabilities, and we generally acquire interests in the properties on an "as is" basis with limited remedies for breaches of representations and warranties.  In those circumstances in which we have contractual indemnification rights for pre-closing liabilities, the seller may not fulfill those obligations and leave us with the costs.

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

The Hosmer Family Exerts Significant Influence Over Stockholder Matters.

The control positions held by members of the Hosmer family may discourage others from making bids to buy Royale Energy or change its management without their consent.  Donald H. Hosmer is the co-president of the company.  Stephen M. Hosmer is the co-president and chief financial officer.  Harry E. Hosmer is the chairman of the board.  Together, they make up three of the eight members of our board of directors.  At December 31, 2009, these individuals owned or controlled the following amounts of Royale Energy common stock, including shares they had the right to acquire on the exercise of outstanding stock options:

Name	Number of Shares (1)	Percent (2), (3)
Donald H. Hosmer	934,709	9.0%
Stephen M. Hosmer (4)	1,175,427	11.5%
Harry E. Hosmer	748,697	7.3%
Total	2,858,833	27.8%

(1)	Includes the following options to purchase shares of stock: Donald H. Hosmer – 45,000, Stephen M. Hosmer – 30,000, and Harry E. Hosmer – 30,000.

(2)	Based on total of 10,225,208 outstanding shares on December 31, 2009.

(3)	Calculated pursuant to Rule 13d-3 of the Securities and Exchange Commission.

(4)	Includes 12,000 shares of stock owned by the minor children of Stephen M. Hosmer. Mr. Hosmer disclaims beneficial ownership of the shares owned by his children.

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

Item 2                      Description of Property

Since 1993, Royale Energy has concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern and Central California.  In 2009, Royale Energy drilled five wells in northern and central California, three of which were commercially productive wells, two are currently producing and one is awaiting pipeline hookup.

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

During 2009, Royale Energy maintained a revolving credit agreement with Texas Capital Bank, N.A..  Under the terms of the agreement, from time to time, Royale Energy may borrow, repay, and reborrow money from Texas Capital Bank with a total credit line of $14,250,000.  The maximum allowable amount of each credit request is governed by a formula in the agreement.  The maximum allowable amount at December 31, 2009, was $2,440,000.  At December 31, 2009, Royale Energy owed $2,440,000 under this credit line.  Royale uses advances under this credit line to finance lease acquisition operations and for temporary working capital.  Following is a discussion of Royale Energy's significant oil and natural gas properties.  Reserves at December 31, 2009, for each property discussed below, have been determined by Netherland, Sewell & Associates, Inc., and Source Energy, LLC, registered professional petroleum engineers, in accordance with reports submitted to Royale Energy on March 4, 2010 and February 11, 2010, respectively.

Northern California

Royale Energy owns lease interests in eleven gas fields with locations ranging from Tehama County in the north to Kern County in the south, in the Sacramento and San Joaquin Basins in California.  At December 31, 2009, Royale operated 52 wells in California with estimated total proven, developed, and undeveloped reserves at approximately 4.0 bcf, according to Royale’s independently prepared reserve report as of December 31, 2009.

Developed and Undeveloped Leasehold Acreage

As of December 31, 2009, Royale Energy owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	12,957.58	8,044.49	9,049.00	8,197.54
All Other States	4,800.48	1,849.79	19,871.50	14,118.38
Total	17,758.06	9,894.28	28,920.50	22,315.92

Drilling Activities

The following table sets forth Royale Energy's drilling activities during the years ended December 31, 2007, 2008 and 2009.  All wells are located in the Continental U.S., in California, Texas, Louisiana and Utah.

Year	Type of Well(a)		Gross Wells(e)		Net Wells(b)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)

2007	Exploratory	4	4	0	1.8424	0.0000
	Developmental	3	2	1	0.6007	0.4613

2008	Exploratory	2	1	1	0.4985	0.1238
	Developmental	5	4	1	1.9441	0.0000

2009	Exploratory	3	2	1	0.9715	0.2468
	Developmental	2	1	1	0.4982	0.5369

a)
An exploratory well is one that is drilled in search of new oil and natural gas reservoirs, or to test the boundary limits of a previously discovered reservoir.  A developmental well is one drilled on a previously known productive area of an oil and natural gas reservoir with the objective of completing that reservoir.

b)	Gross wells represent the number of actual wells in which Royale Energy owns an interest. Royale Energy's interest in these wells may range from 1% to 100%.

c)	A producing well is one that produces oil and/or natural gas that is being purchased on the market.

d)	A dry well is a well that is not deemed capable of producing hydrocarbons in paying quantities.

e)
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

	2009	2008	2007
Net volume
Oil (BBL)	8,364	11,089	14,088
Gas (MCF)	575,995	714,230	791,195
MCFE	659,635	825,120	932,075

Average sales price
Oil (BBL)	$52.92	$95.04	$$65.02
Gas (MCF)	$4.09	$8.32	$6.56

Net production costs and taxes	$1,415,970	$2,906,325	$2,116,977

Lifting costs (per MCFE)	$2.15	$3.52	$2.27

Net Proved Oil and Natural Gas Reserves

As of December 31, 2009, Royale Energy had proved developed reserves of 4,563 MMCF and total proved reserves of 4,617 MMCF of natural gas on all of the properties Royale Energy leases.  For the same period, Royale Energy also had proved developed oil reserves of 16 MBBL and total proved oil reserves of 16 MBBL.

Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data.

Item 3                                Legal Proceedings

National Fuel Corporation (“NFC”) v. Royale Energy, Inc., No. 080800735, Uintah County, Utah. This lawsuit arose from a dispute over jointly operated property in which Royale is the 75% owner and operator and NFC is a non-operator with a 25% ownership.  NFC disagrees with the Company’s operations and seeks to remove the Company as operator.  As of the date of this filing, both parties have signed a settlement agreement.  However, until the court enters an order dismissing the case, the case remains an active matter.

PART II

Item 5                                Market for Common Equity and Related Stockholder Matters

Since 1997 Royale Energy's Common Stock has been traded on the Nasdaq National Market System under the symbol "ROYL."  On April 1, 2009, Nasdaq notified Royale that it was not in compliance with the requirement that companies listed on the Nasdaq Global Market are required by Marketplace Rule 4450(a)(3) to maintain a minimum of $10 million in stockholders’ equity for continued listing.  Effective July 31, 2009, Royale transferred its securities listing from the Nasdaq Global Market to the Nasdaq Capital Market.  Royale complies with the Capital Market listing requirements.  As of December 31, 2009, 10,225,208 shares of Royale Energy's Common Stock were held by approximately 4,850 stockholders.  The following table reflects high and low quarterly closing sales prices from January 2008 through December 2009. Share prices in this table have been adjusted to give effect to the issuance of stock dividends in 2003, 2004 and 2005, and a stock split in 2004, as described in the next subsection, Dividends.

	1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
	High	Low	High	Low	High	Low	High	Low
2009	3.36	1.40	3.77	1.88	2.55	1.89	3.69	1.99
2008	3.53	2.31	13.15	2.63	11.36	3.89	4.26	2.29

Dividends

The Board of Directors did not issue cash or stock dividends in 2009 or 2008.  On January 18, 2007 the Board of Directors authorized the issuance of a cash dividend of $0.05 per share for shareholders of record on February 19, 2007.  The dividend was paid March 5, 2007 in the amount of $397,049.

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

Performance Graph

The following stock price performance graph is included in accordance with the SEC’s executive compensation disclosure rules and is intended to allow stockholders to review Royale Energy’s executive compensation policies in light of corresponding stockholder returns, expressed in terms of the appreciation of Royale Energy’s common stock relative to two broad-based stock performance indices.  The information is included for historical comparative purposes only and should not be considered indicative of future stock performance.  The graph compares total return on $100 value of Royale Energy’s common stock on December 31, 2004, with the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and the Dow Jones U.S. Exploration and Production Index from December 31, 2004 through December 31, 2009.  The Royale Energy performance figures assume retention of stock dividends in 2003 and 2004 and a stock split issued in the form of a stock dividend in 2004.

	2004	2005	2006	2007	2008	2009
Royale Energy, Inc.	100	88	48	39	39	37
S & P Composite 500 Stock Index	100	103	117	121	75	92
DJ US Exploration and Production Index	100	164	172	245	145	202

Item 6                                Selected Financial Data

(In thousands, except earnings per share data)
As of December 31,
	2009	2008	2007	2006	2005
Income Statement Data:
Revenues	$ 8,626	$ 19,174	$ 16,557	$ 24,896	$ 25,643
Operating Income (Loss)	(3,147)	(14,362)	(3,885)	(3,189)	2,257
Net Income (Loss)	(2,197)	(8,778)	(2,779)	(2,650)	1,186
Basic Earnings Per Share	(0.24)	(1.06)	(0.35)	(0.33)	0.15
Balance Sheet Date:
Oil & Gas Properties, Equipment & Fixtures	$8,800	$ 10,264	$ 23,390	$ 20,526	$ 31,221
Total Assets	22,564	24,191	32,571	33,715	43,043
Long Term Obligations	2,954	2,470	6,159	5,757	10,768
Total Stockholders’ Equity	9,451	7,394	12,385	15,548	18,318

Item 7                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Royale Energy’s Financial Statements and Notes thereto and other financial information relating to Royale Energy included elsewhere in this document.

For the past sixteen years, Royale Energy has primarily acquired and developed producing and non-producing natural gas properties in California.  In 2004, Royale Energy began developing leases in Utah.  The most significant factors affecting the results of operations are (i) changes in oil and natural gas production levels and reserves, (ii) recording of turnkey drilling revenues and the associated drilling expense, and (iii) the change in commodities price of natural gas and oil reserves owned by Royale Energy.

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

Royale Energy derives DWI revenue from sales of working interests to high net worth individuals.  The DWI revenue is divided into payments for pre-drilling costs and for drilling costs.  DWI investments are non-refundable.  Royale Energy recognizes the pre-drilling revenue portion when the investor deposits money with Royale Energy.  The company holds the remaining investment in trust as deferred turnkey drilling until drilling is complete.  Occasionally, drilling is delayed due to the permitting process, or drilling rig availability.  At December 31, 2009 and 2008, Royale Energy had deferred turnkey drilling of $4,979,605 and $4,005,800, respectively.

The primary business segment is oil and gas production.  Northern and central California account for approximately 96% of the company’s successful natural gas production in 2009.  Natural gas flows from the wells into gathering line systems, which are equipped occasionally with compressor systems, which in turn flow into metered transportation and customer pipelines.  Monthly, price data and daily production are used to invoice customers for amounts due to Royale Energy and other working interest owners.  Royale Energy operates virtually all of its own wells and receives industry standard operator fees.

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

Impairment Of Assets

Producing property costs are evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to the Extractive Activities Topic of the Financial Accounting Standard Board’s (FASB) Accounting Standards Codification.    Impairment of non-producing leasehold costs and undeveloped mineral and royalty interests are assessed periodically on a property-by-property basis and any impairment in value is charged to expense.  We periodically review for impairment of proved properties on a field-by-field basis.  Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value.  We determine if impairment has occurred through either adverse changes or as a result of its periodic review for impairment.  Impairment is measured on undiscounted cash flows.  We regard impairment costs of undeveloped properties as a component of our turnkey drilling overhead, since impairment costs amount to a write-down of previously acquired property inventory that we were unable to successfully develop as part of our turnkey drilling program.

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

Results of Operations for the Twelve Months Ended December 31, 2009, as Compared to the Twelve Months Ended December 31, 2008
For the year ended December 31, 2009, we had a net loss of $2,197,143, a $6,580,471 improvement when compared to the net loss of $8,777,614 during 2008.  This improvement was due to Company wide efforts to control and reduce costs.  Total revenues from operations for the year in 2009 were $8,625,585, a decrease of $10,548,529, or 55%, from the total revenues of $19,174,114 in 2008.  This decrease in revenues was due to several factors, including the industry wide decline in oil and natural gas commodity prices which affected our oil and natural gas production revenues, and decreased turnkey drilling revenues due to lower direct working interest sales. Although revenues decreased expenses also decreased.  Total costs and expenses fell from $36,084,449 in 2008 to $11,818,065 in 2009, a $24,266,384 or 67% decrease.  The decreased costs and expenses also translated into a 78% decrease in the Company’s loss from operations from $14,362,885 in 2008 to $3,146,869 in 2009, an $11,216,016 decrease.

In 2009, revenues from oil and gas production decreased by 60% to $2,800,557 from $6,999,022 in 2008, due to lower commodity prices received for our oil and natural gas production.  The net sales volume of natural gas for the year ended December 31, 2009, was approximately 575,995 MCF with an average price of $4.09 per MCF, versus 714,230 MCF with an average price of $8.32 per MCF for 2008.  This represents a decrease in net sales volume of 138,235 MCF or 19.4%.  This decrease in production was due to a natural decline in production from existing oil and gas wells.  The net sales volume for oil and condensate (natural gas liquids) production was approximately 8,364 barrels with an average price of $52.92 per barrel for the year ended December 31, 2009, compared to 11,089 barrels at an average price of $95.04 per barrel for the year in 2008.  This represents a decrease in net sales volume of 2,725 barrels, or 24.6%.

Oil and gas lease operating expenses decreased by $1,490,355, or 51.3%, to $1,415,970 for the year ended December 31, 2009, from $2,906,325 for the year in 2008.  This decrease was mainly due to lower workover and plugging and abandonment costs, as cost reduction measures were implemented in 2009.  When measuring lease operating costs on a production or lifting cost basis, in 2009, the $1,415,970 equates to a $2.15 per MCFE lifting cost versus a $3.52 per MCFE lifting cost in 2008, a 39% decrease.

For the year ended December 31, 2009, turnkey drilling revenues decreased $6,410,261 to $5,061,804 in 2009 from $11,472,065 in 2008, or 55.9%.  We also had a $3,868,486 or 64.3% decrease in turnkey drilling and development costs to $2,146,904 in 2009 from $6,015,390 in 2008.  In 2009 we drilled five wells, three exploratory wells and two developmental wells versus two exploratory wells and five developmental wells in 2008.  Our gross margins, or profits, on drilling depend on our ability to accurately estimate the costs associated with the development of projects in which we sell working interests and to acquire viable properties that can be successfully developed.  Costs associated with contract drilling depend on location, well depth, weather, and availability of drilling contractors and equipment.  Our gross margin on drilling increased to 57.6% from 47.6% for the years ended December 31, 2009 and 2008, respectively.  Gross margin is calculated as the difference between turnkey drilling revenue and turnkey drilling expense.  However, management believes that a portion of its impairment losses should also be considered as a cost of drilling in determining the profitability of this segment, because impairment costs are incurred in the selection of higher quality prospects for ultimate development.

Impairment losses of $1,935,861 and $15,691,348 were recorded in 2009 and 2008, respectively.  In both years, we recorded impairments in fields where year end reserve values were less than the net book values of wells or where lease and land costs that were no longer viable.  In 2009, the majority of the impairment, $1,124,293, was recorded in our Utah fields, where various recently drilled wells had significantly lower proved developed nonproducing reserves than originally estimated.  Much of these were costs carried over from wells drilled in 2008.  Our Elkhorn Slough and East Rice Creek fields, both in California, were impaired $341,098 and $205,173, respectively, due to lower proved producing reserves than their current book values.  Two other California fields, the Rio Vista and Bowerbank, were impaired $74,124 and $71,975, respectively, due to lower proved undeveloped reserves than originally estimated.  In 2008, $9,508,294 of this impairment was recorded in our Utah field where the weather delays caused lower than expected production to support the proved reserves values that were lower than their current net book values.  The Texas and Gulf Coast fields were impaired $4,950,417, of which $1,936,390 was due to wells which had lower proved reserve values than their current net book values and $3,014,027 was due to previously capitalized lease and land costs which were not expected to be developed within the current year. We impaired two wells in California.  One drilled in 2008 was impaired for $348,376, and the other a workover was impaired $340,129, due to lower reserves.  Two fields in California, the Elkhorn Slough and Bowerbank, were impaired $284,379 and $100,436, respectively due to lower proved reserves than their current book values.

Additionally in 2009 and 2008, we recorded lease impairments of $112,165 and $827,888, respectively, on various capitalized lease and land costs that were no longer viable.

Bad debt expense for 2009 and 2008 was $255,478 and $567,521, respectively.  These expenses arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment.  In 2009, approximately 78% of these expenses stem from one of our California wells.  We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges where doubtful.  By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue.  As a result of those reviews in 2009 and 2008, we increased the allowance from $973,319 at December 31, 2008 to $1,019,018 at December 31, 2009, for receivables from these Direct Working Interest owners.

The aggregate of supervisory fees and other income was $763,224 for the year ended December 31, 2009, an increase of $60,197 (8.6%) from $703,027 during the year in 2008.  This increase was mainly due to the granting of a seismic license to an industry member for which we were compensated.  Supervisory fees are charged in accordance with the Council for Petroleum Accountants Societies (COPAS) policy for reimbursement of expenses associated with the joint accounting for billing, revenue disbursement, and payment of taxes and royalties.  These charges are reevaluated each year and adjusted up or down as deemed appropriate by a published report to the industry by Ernst & Young, LLP, Public Accountants.  Supervisory fees decreased $3,582 or 1%, to $388,736 in 2009 from $392,318 in 2008.

Depreciation, depletion and amortization expense decreased to $989,716 from $4,148,415 a decrease of $3,158,699 (76.1%) for the year ended December 31, 2009, as compared to 2008.  The depletion rate is calculated using production as a percentage of reserves.  This decrease in depletion expense was mainly due to the decrease in our oil and gas asset base from our 2008 impairments.

General and administrative expenses decreased by $835,646 or 19.1%, from $4,382,462 for the year ended December 31, 2008 to $3,546,816 for the year in 2009.  This decrease was primarily due to reductions in employee related expenses such as salaries, taxes and insurances, implemented in our cost control measures.  Legal and accounting expense decreased to $717,173 for the year, compared to $1,211,989 for 2008, a $494,816 or 40.8% decrease.  This decrease was a result of lower legal fees due to litigation defending property rights in 2008, which culminated in a trial and a successful outcome for the company in April of 2008.

Marketing expense for the year ended December 31, 2009, decreased $350,852 or 30.2%, to $810,147, compared to $1,160,999 for the year in 2008.  Marketing expense usually varies from period to period according to the number of marketing events attended by personnel and their associated costs.  In 2009, our cost containment measures led to decreases primarily in marketing related travel and exhibition costs.

In 2009 and 2008, we recorded gains on the sales of assets of $45,611 and $2,547,450, respectively.  Both gains can be primarily attributable to the sale of our Rio Bravo field located in Kern County, California in September 2008 for $4.75 million.  This resulted in a net gain from the sale of $2,637,203 in 2008 and an additional gain through a reconciling adjustment of $170,713 in 2009.  Additionally, Royale recognized a loss from the sale of its marketable securities of $120,219 in 2009.

During 2009, interest expense decreased to $101,675 from $221,667 in 2008, a $119,992 or 54.1% decrease.  This was due to a decrease in the usage of our bank line of credit.  Further details concerning Royale’s line of credit usage can be found  in the Capital Resources and Liquidity section below.

In 2009, we had an income tax benefit of $1,051,401 mainly due to our net loss before taxes of $3,248,544.  In 2008, we also had an income tax benefit of $5,806,938 also due to our net loss before taxes of $14,584,552.  The use of percentage depletion created from the current operations, and from utilization of unused percentage depletion carryforwards, results in an effective tax rate less than the normal federal rate of 35% plus the relevant state rates (mostly California, 9.3%).

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

Oil and gas lease operating expenses increased by $365,889, or 14.4%, to $2,906,325 for the year ended December 31, 2008, from $2,540,436 for the year in 2007.  This increase was mainly due to higher plugging and abandoning and workover costs during the period in 2008 when compared to 2007, as we continue efforts to increase production on some of our existing wells.  When measuring lease operating costs on a production or lifting cost basis, in 2008, the $2,832,413 equates to a $3.43 per MCFE lifting cost versus a $2.27 per MCFE lifting cost in 2007, a 51.1% increase.  Without plugging, abandonment, and workover costs, our lifting costs would have been $1,688,271, or $2.05 per MCFE.

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

As the result of minor cost cutting measures, general and administrative expenses decreased by $67,630 or 2%, from $4,450,092 for the year ended December 31, 2007 to $4,382,462 for the year in 2008  Legal and accounting expense increased to $1,211,989 for the year, compared to $928,628 for year 2007, a $283,361 or 30.5% increase.  This increase was due to higher legal fees due to litigation defending property rights during 2008 and 2007.

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

Capital Resources and Liquidity

At December 31, 2009, Royale Energy had current assets totaling $8,016,490 and current liabilities totaling $10,159,009, a $2,142,519 working capital deficit.  We had cash and cash equivalents at December 31, 2009 of $3,835,282 compared to $1,330,739 at December 31, 2008.

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

We have not, in past years, experienced shortages of funds needed to satisfy our capital expenditure requirements.  We expect that our available credit and cash flows from operations will be sufficient for capital expenditure needs beyond those satisfied from sales of working interests.  We ordinarily fund our operations and cash needs from cash flows generated from operations.  We believe that we have sufficient liquidity for 2010 and do not foresee any liquidity demands that cannot be met from cash flow from operations.

At the end of 2009, our accounts receivable totaled $2,493,108 compared to $3,750,557 at December 31, 2008, a $1,257,449 or 33.5% decrease, primarily due to lower receivables from an industry member participating in wells we drilled at the end of 2008.  At December 31, 2009, our accounts payable and accrued expenses totaled $5,128,987, a decrease of $5,191,200 or 50.3% over the accounts payable at the end of 2008 of $10,320,187.  This decrease was due to applying prepaid drilling remittances to accounts payable in addition to payments made on other trade account payables.

During 2008, Royale Energy maintained a revolving credit agreement with Guaranty Bank, FSB, secured by all of our oil and gas properties, which at December 31, 2008, had outstanding indebtedness of $1,975,974.  In February 2009, the Guaranty Bank loan was repaid and we entered into a new agreement with Texas Capital Bank, N.A. for a new revolving line of credit and letter of credit facility, also secured by our oil and gas properties, of up to $14,250,000 and separate letter of credit facility of up to $750,000, for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes.  Under the terms of the agreement, Royale Energy may borrow, repay, and re-borrow funds as necessary.  Interest is to be the greater of Texas Capital Bank’s base rate and the Federal Funds rate but in no event less than 5% per year.  On January 15, 2010, Texas Capital Bank re-determined the borrowing base to be $2,440,000 with monthly borrowing base reductions of $80,000 commencing on February 1, 2010.  All unpaid principal and interest is payable at maturity on February 13, 2013.  At December 31, 2009, we had a current borrowing base and outstanding indebtedness on this loan of $2,440,000.

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

At December 31, 2009, we were not in compliance with the current ratio financial covenant of our loan agreement with the bank, but we have obtained a waiver from the terms of that loan covenant.  We are not in default on any principal, interest or sinking fund payment.

We do not engage in hedging activities or use derivative instruments to manage market risks.
The following schedule summarizes our known contractual cash obligations at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total Obligations	2010	2011-2012	2013-2014	Beyond

Office lease	$2,208,327	$369,555	$772,157	$819,715	$246,900
Long-term debt	2,490,417	50,417	-	2,440,000	-
Total	$4,698,744	$419,972	$772,157	$3,259,715	$246,900

Operating Activities.  For the year ended December 31, 2009, cash used by operating activities totaled $884,369 compared to $1,540,924 provided by operating activities for the year in 2008.  This difference in cash was due primarily to a significant decrease in our trade accounts payable and lower direct working interest sales during the year in 2009.  When comparing the 2008 cash provided by operating activities of $1,540,924 to $4,427,012 provided by operating activities for the same period in 2007, there was a $2,886,088 or 65% decrease, which was mainly due to our decrease in deferred income taxes due to our year end loss which provided an income tax benefit for the Company.

Investing Activities.  For the year ended December 31, 2009, cash used by investing activities was $965,928 compared to $4,689,152 used by investing activities in 2008, a decrease of $3,723,224 or 79%.  The 2008 activity includes $9,865,255, used mainly for oil and gas capital expenditures, along with proceeds of $5,698,911 generated from the sale of our Rio Bravo field during the third quarter of 2008.  The decrease in drilling expenditures during the year in 2009 was due to the drilling of fewer and lower cost wells.  Beginning in July 2008, the Company began to purchase a material amount of equity securities.  Based upon management’s intent for the items, the Company had categorized these as available-for-sale securities.  For the year ended December 31, 2008, we had purchased $633,427 and sold $110,619 in equity securities.  During the third quarter of 2009, the Company liquidated all its equity securities.  For year in 2009, our equity sales and purchases generated $330,545.  In 2007, net cash used by investing activities netted to $8,691,528 for the year in 2007, which included $8,835,180, used mainly for oil and gas capital expenditures, along with proceeds from the sale of non oil and gas assets of $143,652.

Financing Activities.  For the year ended December 31, 2009, cash provided by financing activities was $4,354,840 compared to $629,999 provided by financing activities in 2008, a $3,724,841 difference.  In August 2009, Royale Energy received net proceeds of $985,314 through the sale of common stock and warrants to one investor in a private placement.  The proceeds were used to increase our stockholders’ equity and working capital, due originally to the receipt of the NASDAQ non-compliance notice, see Item 4 Market for Common Equity and Related Stockholder Matters.  Additionally, during September and October 2009 we received net proceeds of $1,080,650 from the exercise of warrants for 511,628 shares from the August 2009 private placement.  In October 2009, Royale Energy received net proceeds of $1,824,850 through the private placement of common stock and warrants to one investor.  The proceeds were used to assist in the development a new natural gas field discovery in California.  During the first quarter of 2009, we paid off our line of credit with Guaranty Bank and established a new one with Texas Capital Bank.  In the second quarter of 2008 we received net proceeds of $3,724,999 from the sale of common stock and warrants to one investor in a private placement.  The proceeds were used to pay $2,000,000 to reduce long term debt payments and for working capital.  In 2008, we also received $105,000 from the exercise of stock options.  For 2007, cash provided by financing activities was $735,880 primarily due to an increase in net borrowings on our commercial bank line of credit during the year.  Also in January 2007, the Board of Directors declared a cash dividend of $0.05 per share for shareholders of record on February 19, 2007.  This dividend was paid March 5, 2007, in the amount of $397,049.

Changes in Reserve Estimates

Due to recent discoveries, our overall all proved developed and undeveloped reserves increased by 36.8% in 2009 while our previously estimated proved developed and undeveloped reserve quantities were revised downward slightly by approximately .4 million cubic feet of natural gas.  See Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-29.  Approximately 75% of the revision came from three existing California wells which had lower than previously estimated proved producing gas reserves.  The other 25% came from two California prospects which had been previously estimated to contain proved undeveloped gas reserves, were reevaluated and found to have lower than expected reserves and as a result were not drilled.

In 2008, our estimated proved developed and undeveloped reserve quantities were revised slightly upward by approximately .1 million cubic feet of natural gas mainly due to two California wells which had higher than originally estimated proved producing reserves.  Also in 2008 our estimated proved developed and undeveloped oil reserves were revised upward by approximately 11,900 barrels primarily due to one Texas well which had higher than originally estimated proved producing reserves.

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

Item 7A                                Qualitative and Quantitative Disclosures About Market Risk

Royale Energy is exposed to market risk from changes in commodity prices and in interest rates.  In 2009, we sold a majority of our natural gas at the daily market rate through the Pacific Gas & Electric pipeline.  In 2009, our natural gas revenues were approximately $2.4 million with an average price of $4.09 per MCF.  At current production levels, a 10% per MCF increase or decrease in our average price received could potentially increase or decrease our natural gas revenues by approximately $240,000.  At our current production levels of oil and natural gas condensate, a 10% increase or decrease in our average price per barrel could potentially increase or decrease our oil and natural gas revenues by approximately $44,000. We currently do not sell any of our natural gas or oil through hedging contracts.

We have a line of credit used in funding purchases of oil and gas assets, meeting drilling schedules and assisting in funding operations.  This line of credit is tied to increases or decreases in the bank prime interest rate.  If the interest rate on our line of credit were to increase 1% or 2% during the year this could potentially add approximately $24,000 to $48,000, respectively, to our interest expense.

Item 8                                Financial Statements and Supplementary Data

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

Our co-chief executive officers, Donald H. Hosmer and Stephen M. Hosmer, evaluated the effectiveness or our disclosure controls and procedures as of the end of the 2009 fiscal year.  Based on their evaluation, they concluded that our disclosure controls are effective as of December 31, 2009.

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

Management assessed our internal control over financial reporting as of December 31, 2009, which was the end of our fiscal year. Management based its assessment on criteria established in the SEC Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The guidance sets forth an approach by which management can conduct a top-down, risk-based evaluation of internal control over financial reporting. Management’s assessment included an evaluation of risks to reliable financial reporting, whether controls exist to address those risks and evaluated evidence about the operation of the controls included in the evaluation based on its assessment of risk.

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

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.  Our independent registered public accounting firm, Padgett Stratemann & Co. LLP, audited our consolidated financial statements, and will be required to independently assess the effectiveness of our internal control over financial reporting as of December 31, 2010.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III
Item 10                                Directors and Executive Officers of the Registrant

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2009.

Item 11                                Executive Compensation

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2009.

Item 12                                Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2009.

Item 13                                Certain Relationships and Related Transactions

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2009.

Item 14                                Principal Accountant Fees and Services

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2009.

PART IV

Item 15                                Exhibits and Financial Statement Schedules

1.	Financial Statements. See Index to Financial Statements, page F-1

2.	Schedules. Supplemental Information About Oil and Gas Producing Activities (Unaudited) begins on page F-29.

3.	Exhibits. Certain of the exhibits listed in the following index are incorporated by reference.

3.1	Restated Articles of Incorporation of Royale Energy, Inc., incorporated by reference to Exhibit 3.1 of Royale Energy’s Form 10-Q filed August 14, 2009.
3.2	Amended and Restated Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.2 of Royale Energy’s Form 10-K filed March 27, 2009.
4.1	Series A Warrant issued to Cranshire Capital, L.P., incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed August 6, 2009.
4.2	Series A-1 Warrant issued to Cranshire Capital, L.P., incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed August 6, 2009.
4.3	Series B Warrant issued to Cranshire Capital, L.P., incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed August 6, 2009.
4.4	Series C Warrant issued to Cranshire Capital, L.P., incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed August 6, 2009.
4.5	Warrant issued to J.P. Turner Partners, L.P. dated August 5, 2009, incorporated by reference to Exhibit 4.5 of the Company’s Form S-3/A filed August 21, 2009.
4.6	Warrant issued to J.P. Turner Partners, L.P. dated October 20, 2009, incorporated by reference to Exhibit 4.6 of the Company’s Form S-3/A filed December 14, 2009.
4.7	Warrant issued to Cranshire Capital, L.P., incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed October 21, 2009.
4.8	Waiver letter regarding adjustment of warrant anti-dilution provisions, incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed August 6, 2009.
4.9	Waiver letter regarding adjustment of warrant anti-dilution provisions, incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed October 21, 2009.
4.10	Certificate of Determination of the Series AA Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of Royale Energy's Form 10-SB Registration Statement.
10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 of Royale Energy's Form 10-SB Registration Statement.
10.2
Amended and Restated Credit Agreement between Royale Energy and Texas Capital Bank, N.A. (February 13, 2009), incorporated by reference to Exhibit 310.2 of Royale Energy’s Form 10-K filed March 27, 2009.

10.3	Form of Promissory Note between Royale Energy and Texas Capital Bank, N.A., incorporated by reference to Exhibit 10.3 of Royale Energy’s Form 10-K filed March 27, 2009.
10.4	Securities Purchase Agreement between the Company and Cranshire Capital, L.P., dated as of August 4, 2009, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 6, 2009.
10.5	Registration Rights Agreement between the Company and Cranshire Capital, L.P., dated as of August 5, 2009, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 6, 2009.
10.6	Securities Purchase Agreement between the Company and Cranshire Capital, L.P., dated as of October 16, 2009, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 21, 2009.
10.7	Registration Rights Agreement between the Company and Cranshire Capital, L.P., dated as of October 16, 2009, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 21, 2009.
10.8	Financial Representative Agreement between the Company and J.P. Turner & Company, LLC, dated July 9, 2009, incorporated by reference to Exhibit 10.3 of the Company’s Form S-3/A filed August 21, 2009.
23.1	Consent of Padgett Stratemann & Co., L.L.P., filed herewith
23.2	Consent of Netherland Sewell & Associates, filed herewith
23.3	Consent of Source Energy, LLC, filed herewith
31.1	Rules 13a-14(a), 115d-14(a) Certification, filed herewith.
31.2	Rules 13a-14(a), 115d-14(a) Certification, filed herewith.
32.1	Section 1350 Certification, filed herewith.
32.2	Section 1350 Certification, filed herewith.
99.1	Report of Netherland Sewell & Associates, Inc., filed herewith
99.2	Report of Source Energy, LLC, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royale Energy, Inc.

Date:	March 16, 2010	/s/ Donald H.. Hosmer
Donald H.. Hosmer
Co-President and Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 16, 2010	/s/ Harry E. Hosmer Harry E. Hosmer Chairman of the Board of Directors
Date:	March 16, 2010	/s/ Donald H. Hosmer Donald H. Hosmer Director, Co-President, Co-Chief Executive Officer
Date:	March 16, 2010	/s/ Stephen M. Hosmer Stephen M. Hosmer Director, Co-President, Co-Chief Executive Officer, Chief Financial Officer and Secretary
Date:	March 16, 2010	/s/ Tony Hall Tony Hall Director
Date:	March 16, 2010	/s/ Oscar A. Hildebrandt Oscar A. Hildebrandt Director
Date:	March 16, 2010	/s/ Gary Grinsfelder Gary Grinsfelder Director
Date:	March 16, 2010	/s/ Gilbert C.L. Kemp Gilbert C.L. Kemp Director
Date:	March 16, 2010	/s/ George M. Watters George M. Watters Director

ROYALE ENERGY, INC.
INDEX TO FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

REPORT OF PADGETT, STRATEMANN & CO., LLP, INDEPENDENT AUDITORS F-2

BALANCE SHEETS DECEMBER 31, 2009 AND 2008 F-3

STATEMENTS OF OPERATIONS F-5

STATEMENTS OF STOCKHOLDERS’ EQUITY F-6

STATEMENTS OF CASH FLOWS F-9

NOTES TO FINANCIAL STATEMENTS F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  Of Royale Energy, Inc.

We have audited the accompanying balance sheets of Royale Energy, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2009, 2008 and 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royale Energy, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Padgett, Stratemann & Co., L.L.P.
San Antonio, Texas
March 16, 2010

ROYALE ENERGY, INC
BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008

Current Assets
Cash and Cash Equivalents	$3,835,282	$1,330,739
Accounts Receivable, net	2,493,108	3,750,557
Prepaid Expenses	842,226	2,839,735
Deferred Tax Asset	0	534,698
Available for Sale Securities	0	218,938
Inventory	845,874	216,459

Total Current Assets	8,016,490	8,891,126

Other Assets	6,946	6,946
Deferred Tax Asset - Noncurrent	5,740,414	5,029,007

Oil And Gas Properties (Successful Efforts Basis)
Equipment and Fixtures	8,800,293	10,263,517

Total Assets	$22,564,143	$24,190,596

ROYALE ENERGY, INC.
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

LIABILITIES AND STOCKHOLDERS' EQUITY

	2009	2008
Current Liabilities:
Accounts Payable and Accrued Expenses	$5,128,987	$10,320,187
Current Portion of Long-Term Debt	50,417	0
Deferred Revenue from Turnkey Drilling	4,979,605	4,005,800

Total Current Liabilities	10,159,009	14,325,987

Noncurrent Liabilities:
Asset Retirement Obligation	514,361	494,168
Long-Term Debt, Net of Current Portion	2,440,000	1,975,974

Total Noncurrent Liabilities	2,954,361	2,470,142

Total Liabilities	13,113,370	16,796,129

Stockholders' Equity

Common Stock, No Par Value, 20,000,000 and $10,000,000 Shares Authorized; 10,257,827 and 8,538,717 Shares Issued10,225,208 and 8,506,098 Shares Outstanding, Respectively	27,246,740	23,355,926

Convertible Preferred Stock, Series AA, No Par Value,
147,500 Shares Authorized; 52,784
Shares Issued and Outstanding, Respectively	154,014	154,014
Accumulated (Deficit)	(18,115,452)	(15,918,309)
Accumulated Other Comprehensive Loss	0	(140,053)

Total Paid in Capital and Accumulated Deficit	9,285,302	7,451,578

Less Cost of Treasury Stock, 32,619 Shares	(179,376)	(179,376)
Paid in Capital, Treasury Stock	344,847	122,262

Total Stockholders' Equity	9,450,773	7,394,467

Total Liabilities and Stockholders' Equity	$22,564,143	$24,190,596

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
Revenues:
Sale of Oil and Gas	$2,800,557	$6,999,022	$6,110,092
Turnkey Drilling	5,061,804	11,472,065	9,408,103
Supervisory Fees and Other	763,224	703,027	1,039,204

Total Revenues	$8,625,585	$19,174,114	$16,557,399

Costs and Expenses:
General and Administrative	3,546,816	4,382,462	4,450,092
Turnkey Drilling & Development	2,146,904	6,015,390	4,977,811
Lease Operating	1,415,970	2,906,325	2,540,436
Lease Impairment	1,935,861	15,691,348	2,106,670
Bad Debt Expense	255,478	567,521	262,532
Legal and Accounting	717,173	1,211,989	928,628
Marketing	810,147	1,160,999	1,455,296
Depreciation, Depletion and Amortization	989,716	4,148,415	3,585,682

Total Costs and Expenses	$11,818,065	$36,084,449	$20,307,147

Gain (Loss) on Sale of Assets	45,611	2,547,450	(135,396)

Income (Loss) from Operations	(3,146,869)	(14,362,885)	(3,885,144)

Other Expense:
Interest Expense	101,675	221,667	152,547

Income (Loss) Before Income Tax Expense	(3,248,544)	(14,584,552)	(4,037,691)

Income Tax Expense (Benefit)	(1,051,401)	(5,806,938)	(1,258,484)

Net Income (Loss)	$(2,197,143)	$(8,777,614)	$(2,779,207)

Basic Earnings Per Share:
Net Income (Loss) Available To Common Stock	$(0.24)	$(1.06)	$(0.35)

Diluted Earnings (Loss) Per Share	$(0.24)	$(1.06)	$(0.35)

Other Comprehensive Income
Unrealized Gain(Loss) on Equity Securities	$352,145	$(303,870)	$0
Less: Reclassification Adjustment for Losses (Gains)
Included in Net Income	(120,269)	71,994	0

Other Comprehensive Income (Loss), before tax	231,876	(231,876)	0

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	91,823	(91,823)	0

Other Comprehensive Income (Loss), net of tax	140,053	(140,053)	0

Comprehensive Income (Loss)	$(2,057,090)	$(8,917,667)	$(2,779,207)

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	Common Stock		Preferred Stock Series AA

	Shares Issued	Amount	Shares Outstanding	Amount

Balance at January 1, 2007	7,951,748	$$19,511,963	57,416	$167,979

Stock Options Exercised Adjustment	(2)	-	-	-

Cash Dividend $0.05 Per Share	-	-	-	-

Stock Award	-	-	-	-

Net Income (Loss) for the Year	-	-	-	-

Balance at December 31, 2007	7,951,746	$19,511,963	57,416	$$167,979

Stock Options Exercised	36,844	105,000	-	-

Employee Stock Award Adjustments	(134)	-	-	-

Common Stock Private Placement	547,945	3,724,998	-	-

Conversion of Preferred AA	2,316	13,965	(4,632)	(13,965)

Stock-Based Compensation – Stock Options Grant	-	-	-	-

Stock – Based Compensation - Restricted Stock Grant	-	-	-	-

Available for Sale Securities – Unrealized Loss	-	-	-	-

Net Income (Loss) for the Year	-	-	-	-

Balance at December 31, 2008	8,538,717	$23,355,926	52,784	$154,014

Common Stock Private Placement	1,175,817	2,810,164	-	-

Common Stock Warrant Exercise	511,628	1,080,650	-	-

Stock-Based Compensation – Stock Options Grant	-	-	-	-

Stock – Based Compensation - Restricted Stock Grant	31,665	-	-	-

Available for Sale Securities – Unrealized Gain	-	-	-	-

Net Income (Loss) for the Year	-	-	-	-

Balance at December 31, 2009	10,257,827	$27,246,740	52,784	$154,014

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	Treasury Stock
	Shares Acquired	Amount	Paid in Capital Treasury Stock

Balance at January 1, 2007	35,340	$(192,052)	$24,863

Stock Options Exercised Adjustment	-	-	-

Cash Dividend $0.05 Per Share	-	-	-

Stock Award	(2,253)	$11,040	$1,712

Net Income (Loss) for the Year	-	-	-

Balance at December 31, 2007	33,087	$(181,012)	$26,575

Stock Options Exercised	-	-	-

Employee Stock Award Adjustments	(468)	1,636	254

Common Stock Private Placement	-	-	-

Conversion of Preferred AA	-	-	-

Stock-Based Compensation – Stock Options Grant	-	-	74,748

Stock-Based Compensation – Restricted Stock Grant	-	-	20,688

Available for Sale Securities – Unrealized Loss	-	-	-

Net Income (Loss) for the Year	-	-	-

Balance at December 31, 2008	32,619	$(179,376)	$122,265

Common Stock Private Placement	-	-	-

Common Stock Warrant Exercise	-	-	-

Stock-Based Compensation – Stock Options Grant	-	-	74,748

Stock – Based Compensation - Restricted Stock Grant	-	-	147,834

Available for Sale Securities – Unrealized Gain	-	-	-

Net Income (Loss) for the Year	-	-	-

Balance at December 31, 2009	32,619	$(179,376)	$344,847

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2007	$(3,964,439)	-	$15,548,314

Stock Options Exercised Adjustment	-	-	-

Cash Dividend $0.05 Per Share	(397,049)	-	(397,049)

Stock Award	-	-	12,752

Net Income (Loss) for the Year	(2,779,207)	-	(2,779,207)

Balance at December 31, 2007	(7,140,695)	-	12,384,810

Stock Options Exercised	-	-	105,000

Employee Stock Award Adjustments	-	-	1,890

Common Stock Private Placement	-	-	3,724,998

Conversion of Preferred AA	-	-	-

Stock-Based Compensation – Stock Options Grant	-	-	74,748

Stock-Based Compensation - Restricted Stock Grant	-	-	20,688

Available for Sale Securities – Unrealized Loss	-	(140,053)	(140,053)

Net Income (Loss) for the Year	(8,777,614)	-	(8,777,614)

Balance at December 31, 2008	$(15,918,309)	$(140,053)	$7,394,467

Common Stock Private Placement	-	-	2,810,164

Common Stock Warrant Exercise	-	-	1,080,650

Stock-Based Compensation – Stock Options Grant	-	-	74,748

Stock – Based Compensation - Restricted Stock Grant	-	-	147,834

Available for Sale Securities – Unrealized Gain	-	140,053	140,053

Net Income (Loss) for the Year	(2,197,143)	-	(2,197,143)

Balance at December 31, 2009	$(18,115,452)	$-	$9,450,773

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,197,143)	$(8,777,614)	$(2,779,207)
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by
Operating Activities:
Depreciation, Depletion, and Amortization	989,716	4,148,415	3,585,682
Lease Impairment	1,935,861	15,691,348	2,106,670
(Gain) Loss on Sale of Assets	(165,880)	(2,547,450)	135,396
Realized (Gain) Loss on Equity Securities	120,269	71,994	0
Bad Debt Expense	255,478	567,521	262,532
Stock-Based Compensation, net of adjustments	222,582	97,580	12,752
(Increase) Decrease in:
Accounts Receivable	1,001,971	(227,737)	(1,446,583)
Prepaid Expenses and Other Assets	1,368,094	(2,038,402)	1,684,996
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(5,120,590)	332,043	3,050,651
Deferred Revenues - DWI	973,805	58,703	(1,071,164)
Deferred Income Taxes	(268,532)	(5,835,477)	(1,114,713)

Net Cash (Used in) Provided by Operating Activities	(884,369)	1,540,924	4,427,012

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures For Oil And Gas Properties And
Other Capital Expenditures	(1,430,955)	(9,865,255)	(8,835,180)
Proceeds from Sale of Assets	134,482	5,698,911	143,652
Purchase of Equity Securities	(8,857)	(633,427)	0
Sale of Equity Securities	339,402	110,619	0

Net Cash Used in Investing Activities	(965,928)	(4,689,152)	(8,691,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Debt	7,443,764	0	6,150,000
Principal Payments on Long-Term Debt	(6,979,738)	(3,200,000)	(5,017,071)
Dividends Paid	0	0	(397,049)
Proceeds from Issuance of Common Stock	2,810,164	3,724,999	0
Exercise of Options and Warrants for Cash	1,080,650	105,000	0

Net Cash Provided by Financing Activities	4,354,840	629,999	735,880

	2009	2008	2007

Net Increase (Decrease) in Cash and Cash Equivalents	2,504,543	(2,518,229)	(3,528,636)

Cash & Cash Equivalents at Beginning of Year	1,330,739	3,848,968	7,377,604

Cash & Cash Equivalents at End of Year	$3,835,282	$1,330,739	$3,848,968

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid for Interest	99,467	231,512	173,028

Cash Paid for Taxes	5,371	19,338	579,080

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:

Conversion of accounts payable to long-term note payable	55,000	0	0

Conversion of Series AA Preferred Stock to Common Stock	0	13,965	0

Unrealized Loss on Available-for-Sale Securities, net of tax effect	140,053	(140,053)	0

ROYALE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Royale Energy, Inc. (“Royale Energy” or the “Company”) is presented to assist in understanding Royale Energy's financial statements.  The financial statements and notes are representations of Royale Energy's management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Joint Ventures

The accompanying financial statements as of December 31, 2009 and 2008 include the accounts of Royale Energy and its proportionate share of the assets, liabilities and results of operations.  Royale Energy generally retains an ownership interest of approximately 50% in wells it drills with its joint venture projects.  Royale Energy is the operator of the majority of properties in which it has an ownership interest. In connection with the drilling and operation of wells, the Company receives industry standard COPAS fees, which are recorded as supervisory fee income.

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

Royale Energy recognizes revenues from the sale of natural gas in which the Company has an interest with other producers using the entitlements method of accounting.  Under this method we recognize revenue based on our entitled ownership percentage of sales of natural gas delivered to purchasers.  Gas imbalances occur when we sell more or less than our entitled ownership percentage of total natural gas production.  When we receive more than our entitled share, a liability is recorded.  Gas imbalances on our production at December 31, 2009, 2008 and 2007 were not significant.

Royale Energy enters into turnkey drilling agreements with investors to develop leasehold acreage it has acquired. When Royale Energy sponsors a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs. A percentage for each is calculated. The turnkey drilling project is then sold to investors who enter into a signed contract with Royale Energy. In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, and other costs as required so that the drilling of the project can proceed. As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced. The remaining investment is held and reported by Royale Energy as deferred revenue from turnkey drilling until drilling is complete. Once drilling begins, it is generally completed within 10-30 days.  If costs exceed revenues and Royale Energy participates as a working interest owner, Royale’s proportional share of the excess is capitalized as the cost of Royale Energy's working interest. If Royale Energy is unable to drill the wells, and a suitable replacement well is not found, the deferred funds received would be returned to the investors. Included in cash and cash equivalents are amounts for use in the completion of turnkey drilling programs in progress.

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

As required by the Extractive Activities Topic of the Financial Accounting Standards Board (FASB), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under the Topic is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, Royale Energy periodically assessed its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows.

Royale Energy performs a periodic review for impairment of proved properties on a field-by-field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value. Royale Energy determines if impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on undiscounted cash flows. Impairment losses of $1,935,861, $15,691,348, and $2,106,670, were recorded in 2009, 2008, and 2007 respectively.

Upon the sale of oil and gas reserves in place, costs and accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations. Impairment of unproved properties is assessed periodically on a property-by-property basis, and any impairment in value is currently charged to expense. In addition, capitalized costs of unproved properties are assessed periodically to determine whether their value has been impaired below the capitalized costs. Loss is recognized to the extent that such impairment is indicated. In making these assessments, factors such as exploratory drilling results, future drilling plans, and lease expiration terms are considered. When an entire interest in an unproved property is sold, gain or loss is recognized, taking into consideration any recorded impairment. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of operations under impairment expense.

In 2009, management recorded an impairment of $1,935,861 in fields where year end reserve values no longer supported the net book values of wells in those fields.  The majority of this impairment, $1,124,293 was recorded in our Moon Canyon field in Utah, were various recently drilled wells had significantly lower proved undeveloped reserves than originally estimated.  Our Elkhorn Slough field was impaired for $341,098 due to a decline in production and lower proved reserves than originally estimated.  Royale also had impairments in its East Rice

Creek, Rio Vista, and Bowerbank fields in the amounts of $205,173, $74,124, and $71,975, respectively.  The impairments were the result of natural declines and lower reserves than originally estimated.  Additionally, Royale also had $112,165 in nonviable geological lease and land costs incurred in developing various fields throughout California that were charged to impairment expense.

In 2008, Royale Energy recorded an impairment of $15,691,348 in fields where year end reserve values no longer supported net book values of the related wells in those fields.  Moreover, 2008 impairments also include significant impairments of nonviable geological lease and land costs.  The majority of these impairments, $9,508,294, were recorded in our Moon Ridge field in Utah, where recently drilled wells had significantly lower proved reserves than originally estimated.  Royale’s Texas and Gulf Coast fields were impaired $1,936,390 due to lower production, and lower than originally estimated reserves.  In addition, the company also had $3,014,027 in nonviable geological lease and land costs incurred in developing its Gulf Coast and Texas fields with Brigham Exploration Company.  In reviewing these carried costs, management determined Royale Energy would not be able to pursue any additional wells with Brigham where these costs would be allocated.  Royale had impairments in its Dunnigan Hills, Bowerbank, Elkhorn Slough, and Afton fields in the amounts of $55,616, $100,436, $284,379, and $42,828, respectively.   The impairments were the result of natural declines and lower reserves than originally estimated.  Management also impaired its costs relating to it two recently drilled wells in Colusa County and Laris Well field by $348,376 and $340,129, respectively.  These wells, drilled as developmental to existing reserves, produced no gas, and as such, their related costs were impaired.

In 2007, management recorded an impairment of $2,106,670 in fields where year end reserve values no longer supported the net book values of wells in those fields.  The majority of this impairment, $1,248,843 was recorded in our Bowerbank field in California, were various recently drilled wells had significantly lower proved undeveloped reserves than originally estimated.  The Afton field in California was impaired for $389,946 mainly on acquired wells which ceased producing due to their natural declines and had lower reserves than originally estimated.  Our Texas and Gulf Coast fields were impaired $283,371 due to wells in these areas that had been drilled in the last few years which had significantly lower production and reserves than originally estimated.  Our Elkhorn Slough field was impaired for $148,734 due to lower proved undeveloped reserves than originally estimated

Reclassification

Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented herein.  The company has determined that certain General and Administrative charges are presented more fairly as Bad Debt Expenses, and certain Geological and Geophysical Expenses are presented more fairly as Lease Operating costs.  The reclassification is reflected in all years presented.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit, and highly liquid debt instruments with maturities of three months or less.

Inventory

Inventory consists of well supplies and spare parts and is carried at lower of cost or market.

Accounts Receivable

The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged to earnings.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  At December 31, 2009 and 2008, net accounts receivable was $2,493,108 and $3,750,557 respectively. At December 31, 2009 and 2008, the Company established an allowance for uncollectable accounts of $1,019,018 and $973,319, respectively for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Year Ended December 31, 2009
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$(2,197,143)	8,974,786	$(0.24)

Cumulative effect of accounting change

Diluted Earnings Per Share:
Effect of dilutive securities and stock options

Net income available to common stock	$(2,197,143)	8,974,786	$(0.24)

	For the Year Ended December 31, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$(8,777,614)	8,246,972	$(1.06)

Cumulative effect of accounting change

Diluted Earnings Per Share:
Effect of dilutive securities and stock options

Net income available to common stock	$(8,777,614)	8,246,972	$(1.06)

	For the Year Ended December 31, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$(2,779,207)	7,917,543	$(0.35)

Cumulative effect of accounting change

Diluted Earnings Per Share:
Effect of dilutive securities and stock options

Net income available to common stock	$(2,779,207)	7,917,543	$ (0.35)

For the years ended December 31, 2009, 2008, and 2007, Royale Energy had dilutive securities of 724,231, 43,700, and 28,708, respectively.  These securities were not included in the dilutive earning per share due to their anti-dilutive nature.

Stock Based Compensation

Royale Energy has a stock-based employee compensation plan, which is more fully described in Note 14.  Effective January 1, 2006, the Company adopted the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards, consistent with that used for pro forma disclosures under the Topic.

In July 2009, the Board of Directors granted a total of 17,858 shares of common stock to two directors as compensation for their joint and several guarantee of letter of credit on behalf of the Company.  The shares vested immediately, but the delivery of the stock certificates was completed in January 2010.

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

Income Taxes

Royale utilizes the asset and liability approach to measure deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates in accordance with the Income Taxes Topic of the FASB Accounting Standards Codification. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Under the Topic, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported net amounts.

In January 2007, Royale adopted additional provisions from the Income Taxes Topic of the FASB Accounting Standards Codification, which clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As discussed in Note 7, the adoption did not materially affect our financial position or results of operations.

Fair Values of Financial Instruments

Disclosure of the estimated fair value of financial instruments is required under the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification.  The fair value estimates are made at discrete points in time based on relevant market information and information about the financial instruments. These estimates may be subjective in nature and involve uncertainties and significant judgment and therefore cannot be determined with precision.

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
During the third quarter of 2009, the Company liquidated its holdings of available for sale securities.  At that time, Royale recognized $140,053 as other comprehensive income, which included an income tax expense of $91,823.

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

In 2008, Royale Energy reported the fair value of $218,938 in available for sale securities.  The fair value was determined using the number of shares owned as of December 31, 2008, multiplied by the market price of those securities on December 31, 2008. At December 31, 2009, Royale no longer owned any available for sale securities.
 The table below summarizes Royale’s fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall.  At December 31, 2009, Royale Energy quoted prices in active markets for identical assets when determining the fair value measurements at the reporting date.

Description	12/31/2009	Level 1	12/31/2008	Level 1
Available for Sale Securities	$0	$0	$218,938	$218,938

Treasury Stock

The Company records acquisition of its capital stock for treasury at cost. Differences between proceeds for reissuance of treasury stock and average cost are charged to retained earnings or credited thereto to the extent of prior charges and thereafter to capital in excess of par value.

Recently Issued Accounting Pronouncements

The company has adopted the Subsequent Events Topic of the FASB Accounting Standards Codification. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Topic sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Topic is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have a significant impact on the Company’s interim financial information.

In June 2009, the Financial Accounting Standards Board issued Generally Accepted Accounting Principles Topic of the FASB Accounting Standards Codification. The Topic sets forth that the Financial Accounting Standards Board Accounting Standards Codification is the exclusive authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which also are authoritative GAAP for SEC registrants. The change was established by FASB Statement of Financial Accounting Standards No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (FAS 168), which divides nongovernmental U.S. GAAP into the authoritative Codification and guidance that is nonauthoritative, doing away with the previous four-level hierarchy. The Topic is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Topic was not intended to change or alter existing GAAP, and the Company’s adoption did not have any impact on its consolidated financial statements other than to modify certain existing disclosures. Upon adoption, the Company began to use the new guidelines and numbering system prescribed by the Topic when referring to GAAP in the third quarter of fiscal year 2009.

SEC Rulemaking

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. The adoption of this rule did not have a significant impact on the Company’s financial statements.

 NOTE 2 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31:

	2009	2008	2007
Oil and Gas

Producing properties, including intangible drilling costs	$23,746,696	$23,875,461	$32,479,353
Undeveloped properties	570,831	1,102,317	2,974,647
Lease and well equipment	9,251,307	9,081,305	8,069,725
	33,568,834	34,059,083	43,523,725
Accumulated depletion, depreciation and amortization	(25,512,869)	(24,612,940)	(21,098,694)

	$8,055,965	$9,446,143	$22,425,031

Commercial and Other

Real estate, including furniture and fixtures	502,344	$503,344	503,344
Vehicles	255,496	313,460	313,460
Furniture and equipment	1,258,439	1,232,647	1,200,852
	2,016,279	2,049,451	2,017,656
Accumulated depreciation	(1,271,951)	(1,232,077)	(1,052,946)

	744,328	817,374	964,710

	$8,800,293	$10,263,517	$23,389,741

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

	2009	2008	2007

Acquisition - Proved	$4,355	$288,569	$1,690
Acquisition- Unproved	$16,803	$(218,533)	$1,060,983
Development	$1,471,436	$9,701,556	$3,441,517
Exploration	$2,725,885	$2,047,211	$9,763,490

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB Accounting Standards Codification requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during 2009 or 2008. We did not charge any previously capitalized exploratory well costs to expense upon adoption of Topic.

12 Months Ended December 31,
	2009	2008
Beginning balance at January 1	$0	$0

Additions to capitalized exploratory well costs pending the determination of proved reserves	$953,082	$497,889

Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	$(953,082)	$(497,889)

Ending balance at December 31	$0	$0

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the three years ended December 31, are as follows:

	2009	2008	2007

Oil and gas sales	$2,800,557	$6,999,022	$6,110,092
Production related costs	(1,415,970)	(2,906,325)	(2,540,436)
Lease Impairment	(1,935,861)	(15,691,348)	(2,106,670)
Depreciation, depletion and amortization	(989,716)	(4,148,415)	(3,585,682)

Results of operations from producing and
exploration activities	$(1,540,990)	$(15,747,066)	$(2,122,696)
Income Taxes (Benefit)	(498,746)	(6,269,004)	(732,330)

Net Results	$(1,042,244)	$(9,478,062)	$(1,390,366)

In September 2008, Royale Energy sold its Rio Bravo field located in Kern County, California for approximately $4.75 million to Occidental Petroleum of Elk Hills Inc, resulting in a net gain from the sale of $2,637,203. The proceeds from this sale were used in drilling additional natural gas wells as well as in the operations of the company.

NOTE 3 – ASSET RETIREMENT OBLIGATION
The Asset Retirement and Environmental Obligations Topic of the FASB Accounting Standards Codification requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable (as defined by the standard), with an associated increase in the carrying amount of the related long-lived asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.  The provisions of this Topic apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, development, and operation of a long-lived asset.

	2009	2008
Asset retirement obligation Beginning of the year
	$494,168	$402,278
Liabilities incurred during the period	2,903	14,808
Settlements	0	(21,571)
Accretion expense	32,293	27,683
Revisions in estimated cash flow	(15,003)	70,970

Asset retirement obligation End of year	$514,361	$494,168

NOTE 4 - TURNKEY DRILLING CONTRACTS

Royale Energy receives funds under turnkey drilling contracts, which require Royale Energy to drill oil and gas wells within a reasonable time period from the date of receipt of the funds.  As of December 31, 2009 and 2008 Royale Energy had recorded deferred turnkey drilling associated with undrilled wells of $4,979,605 and $4,005,800, respectively, as a current liability.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for 2009, 2008 and 2007:

	Oil and Gas Producing and Exploration	Turnkey Drilling Services	Total
Year Ended December 31, 2009
Revenues from External Customers	$2,800,557	$5,061,804	$7,862,361

Supervisory Fees	750,632	0	750,632

Interest Revenue	0	12,592	12,592

Interest Expense	50,838	50,837	101,675

Expenditures for Segment Assets	3,931,723	4,960,765	8,892,488

Depreciation, Depletion, and Amortization	940,230	49,486	989,716

Lease Impairment	1,935,861	0	1,935,861

Gain on Sale of Assets	45,611	0	45,611

Income Tax (Benefit)	(525,701)	(525,700)	(1,051,401)

Total Assets	22,564,143	0	22,564,143

Net Income (Loss)	$(2,736,151)	$539,008	$(2,197,143)

	Oil and Gas Producing and Exploration		Turnkey Drilling Services	Total
Year Ended December 31, 2008
Revenues from External Customers	$6,999,022		$11,472,065	$18,471,087

Supervisory Fees	613,338		-	613,338

Interest Revenue	-		89,689	89,689

Interest Expense	110,834		110,833	221,667

Expenditures for Segment Assets	6,207,052		10,037,634	16,244,686

Depreciation, Depletion, and Amortization	3,940,994		207,421	4,148,415

Lease Impairment	15,691,348		-	15,691,348

Gain on Sale of Assets	2,547,450		-	2,547,450

Income Tax (Benefit)	(2,903,469)		(2,903,469)	(5,806,938)

Total Assets	24,190,596		-	24,190,596

Net Income (Loss)	$(12,886,949)		$4,109,335	$(8,777,614)

Year Ended December 31, 2007
Revenues from External Customers	$6,110,092		$9,408,103	$15,518,195

Supervisory Fees	847,603			847,603

Interest Revenue	95,800		95,801	191,601

Interest Expense	76,274		76,273	152,547

Expenditures for Segment Assets	5,713,881		8,900,914	14,614,795

Depreciation, Depletion, and Amortization	3,406,398		179,284	3,585,682

Lease Impairment	2,106,670		-	2,106,670

Gain (Loss) on Sale of Assets	(67,698)		(67,698)	(135,396)

Income Tax (Benefit)	(629,242)		(629,242)	(1,258,484)

Total Assets	$32,571,374	$		$32,571,374

Net Income (Loss)	$(3,688,184)		$908,977	$(2,779,207)

NOTE 6 - LONG-TERM DEBT

	2009	2008

Revolving line of credit secured by oil and gas properties, with a maximum available of $5,375,974 at December 31, 2008, issued by Guaranty Bank FSB. for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes.  The agreement was entered into on January 21, 2003.  Interest is at Guaranty Bank’s “Base Rate” plus 0.50%, resulting in a rate of 3.75% at December 31, 2008, payable monthly with borrowing base reductions of $200,000 commencing on January 1, 2008.  As part of this agreement, Guaranty Bank has issued letters of credit in the amount of $774,025 on behalf of the Company to various agencies.  All unpaid principal and interest was paid on February 13, 2009.
	$0	$1,975,974

Revolving line of credit secured by oil and gas properties, with a maximum available of $14,250,000 at December 31, 2009, issued by Texas Capital Bank, N.A. for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes.  The agreement was entered into on February 13, 2009.  Interest is at Texas Capital Bank’s “Base Rate” plus 1.00% with an “Adjusted Base Rate” of 5.00%, resulting in a rate of 5.00% at December 31, 2009, payable monthly with borrowing base reductions of $80,000 commencing on February 1, 2010.  As part of this agreement, Texas Capital Bank has issued letters of credit in the amount of $750,000 on behalf of the Company to various agencies.  All unpaid principal and interest is payable at maturity on February 13, 2013.  At December 31, 2009, Royale’s borrowing base with Texas Capital Bank was $2,440,000.
	$2,440,000	$0

An unsecured Note payable was issued to Von Fletcher Trucking Inc. for $55,000 for the purposes of financing services performed by the vendor. The promissory note was entered into on September 30, 2009, with an interest rate of 10%. Monthly principal payments of $4,583 plus any accrued interest will commence for twelve months beginning January 1, 2010.	$50,417	$0

Total Long Term Debt	$2,490,417	$1,975,974

Less Current Maturity	$50,417	0

Long Term Debt Less Current Portion	$2,440,000	$1,975,974

Significant covenants under the terms of the Texas Capital Bank, Inc. line of credit agreement include that the Company will have a tangible net worth not less than $5,424,014 as of December 31, 2008, plus 75% of positive quarterly net income thereafter, a interest coverage ratio not less than 3.00:1, and a bank defined current ratio not less than 1:1. The Company was in compliance with, or had obtained a waiver from, the terms of this agreement at December 31, 2009.

In June 2009, a joint and several guarantee of the $750,000 Letter of Credit Facility by and between Stephen Hosmer and Harry Hosmer was added the loan agreement.  Guarantors will be required to collectively maintain unencumbered liquidity in the form of cash or marketable securities equal to 150% of the line amount.

Even though the Company’s borrowing base has been reduced by $80,000 a month beginning February 1, 2010, Royale Energy does not classify these commitment reductions as a current liability.   The underlying line of credit is due February 13, 2013, and the borrowing base is subject to redetermination semiannually by the lender or at the request of the borrower.  Throughout the year, when new oil and natural gas reserves are discovered, the added reserve value leads to an increase in the Company’s borrowing base, and thereby negates any need to paydown any portion of the line of credit during the next twelve months.

Maturities of long-term debt for years subsequent to December 31, 2009, are as follows:

Year Ended December 31,
2010	$50,417
2011	$0
2012	$0
2013	$2,440,000
$2,490,417

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

Significant components of the Company’s deferred assets and liabilities at December 31, 2009, 2008 and 2007, respectively, are as follows:
	2009	2008	2007
Deferred Tax Assets (Liabilities):
Statutory Depletion Carry Forward	$894,590	$902,529	$689,985
Net Operating Loss	1,740,853	1,094,343	421,982
Other	171,727	103,979	8,024
Mark to Market Securities	0	91,823	0
Capital Loss / AMT Credit Carry Forward	76,410	44,117	18,915
Charitable Contributions Carry Forward	6,495	6,397	383
Allowance for Doubtful Accounts	367,878	332,499	209,179
Oil and Gas Properties and Fixed Assets	2,780,655	2,988,018	(1,577,216)
	$6,038,608	$5,563,705	$(228,748)
Valuation Allowance	298,194	-	(134,847)
Net Deferred Tax Asset (Liability)	$5,740,414	$5,563,705	$(363,595)

Deferred Tax Assets:
Current	$0	$534,698	$217,586
Non-current	5,740,414	5,029,007	0
Deferred Tax Liabilities:
Current	0	0	0
Non-current	0	0	(581,181)
Net Deferred Tax Asset (Liability)	$5,740,414	$5,563,705	$(363,595)

The Company had statutory percentage depletion carry forwards of approximately $2,300,000 and $2,300,000 at December 31, 2009 and 2008, respectively.  The depletion has no expiration date.  The Company also has a net operating loss carry forward of approximately $ 4,200,000 and $2,800,000 at December 31, 2009 and 2008,

respectively.  The first portion of Royale’s net operating loss, $1,100,000, will expire in 2027, $1,600,000 will expire in 2028 with the remaining portion, $1,500,000, expiring in 2029.

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the statutory income tax rates at December 31, 2009, 2008 and 2007, respectively, to pretax income is as follows:

	2009	2008	2007

Tax (benefit) computed at statutory rate	$(1,104,505)	$(4,958,749)	$(1,372,815)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other	(234,255)	(727,256)	(23,503)
Other non deductible expenses	(10,835)	13,941	2,987
Change in valuation allowance	298,194	(134,874)	134,847
Provision (benefit)	$(1,051,401)	$(5,806,938)	$(1,258,484)

Effective Tax Rate	32.4%	39.6%	31.2%

The components of the Company’s tax provision are as follows:

	2009	2008	2007

Current tax provision (benefit) – federal	$(792,344)	$20,667	$(171,795)
Current tax provision (benefit) – state	8,667	7,872	28,023
Deferred tax provision (benefit) – federal	(159,435)	(4,729,030)	(1,120,479)
Deferred tax provision (benefit) – state	(108,289)	(1,106,447)	5,767

Total provision (benefit)	$(1,051,401)	$(5,806,938)	$(1,258,484)

In January 2007, Royale adopted additional provisions from the Income Taxes Topic of the FASB Accounting Standards Codification, which clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  As a result of our implementation of the Topic at the time of adoption and at December 31, 2009, the Company did not recognize a liability for uncertain tax positions.  Currently, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our consolidated balance sheets. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The tax years 2002 through 2009 remain open to examination by the taxing jurisdictions in which we file income tax returns.

NOTE 8 - REDEEMABLE PREFERRED STOCK

In 1993, Royale Energy's Board of Directors authorized the issuance of 259,250 shares of Series A Convertible Preferred Stock. The Stock is convertible any time at the basic conversion rate of one share of common stock for two shares of Series A Convertible Preferred Stock, subject to adjustment.

There were no Series A Convertible Preferred Stock conversions in 2009, 2008, or 2007.

NOTE 9 - SERIES AA PREFERRED STOCK

In April 1992, Royale Energy's Board of Directors authorized the sale of Series AA Convertible Preferred Stock.  Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to Series A Convertible Preferred Stockholders.  The Series AA Convertible Preferred Stock does not have the right of redemption at the stockholders' option.    As of December 31, 2007, there were 57,416 shares issued and outstanding.  In 2008, a Preferred AA stockholder was issued 2,316 shares of common stock in exchange for 4,632 share of Series AA Preferred stock resulting in 52,784 shares of Series AA Preferred stock issued and outstanding as of December 31, 2008.  During the year ending December 31, 2009, there were no conversions of Series AA Preferred stock, and as of December 31, 2009 there were 52,784 shares of Series AA Preferred stock issued and outstanding.

NOTE 10 - COMMON STOCK

On January 18, 2007 the Board of Directors authorized the issuance of a cash dividend of $0.05 per share for shareholders of record on February 19, 2007.  The dividend was paid March 5, 2007 in the amount of $397,049.

In June 2008, Royale Energy entered into a Securities Purchase Agreement with Cranshire Capital, L.P. to issue and sell 547,945 shares of its common stock in exchange for approximately $4,000,000 (i.e. $7.30 per share). As part of the agreement, Cranshire was also issued a warrant to acquire additional shares of its common stock.  The warrant, which expires on June 10, 2013, is exercisable for an aggregate of 191,781 shares at an exercise price of $7.30 per share.  The $7.30 per share price was negotiated as a 15% discount from the 10 day dollar volume weighted average price of the Company’s Common Stock on the NASDAQ Global Market.  The net proceeds from the private placement went towards general corporate purposes, including the acquisition of oil and natural gas properties for future development.

On August 4, 2009, Royale Energy, Inc., entered into a Securities Purchase Agreement with Cranshire Capital, L.P. The terms of the agreement include the sale of 552,764 shares of common stock at $1.99 per share. The warrants include: (i) Series A Warrants, which are immediately exercisable for a period of 5 years into 329,850 shares at $2.19 per share; (ii) Series A-1 Warrants, which are exercisable beginning 6 months and 1 day after the closing date (which date of exercisability will be February 6, 2010) for a period of 5 years into 1,808 shares at $2.19 per share, (iii) Series B Warrants, which are immediately exercisable for a period of up to 1 year into 511,628 shares at $2.15 per share and (iv) Series C Warrants, which are immediately exercisable for a period of 5 years into 306,977 shares at $2.19 per share but only to the extent that the Series B Warrants are exercised and only in the same percentage that the Series B Warrants are exercised. All of such warrants contain customary adjustments for corporate events such as reorganizations, splits, dividends, and the exercise prices of all such warrants are subject to weighted-average anti-dilution adjustments in the event of additional issuances of common stock below the exercise price then in effect. The exercise price of the Series B Warrants is also subject to increases if the market price of the common stock equals or exceeds $2.40, in which case the exercise price of such Series B warrant will be increased to 90% of the closing sale price of the common stock on the trading day immediately preceding the date of exercise thereof. The Company will also provide customary registration rights in connection with the transaction.
During September and October 2009, warrants were exercised for 511,628 shares of Royale Energy common stock.  The net proceeds received for the shares, $1,080,650, were used for general working capital purposes.

In October 2009, the Company entered into an agreement for the private placement of approximately $2 Million of common stock and warrants.  Funds from the offering were used for the drilling and development of several key projects in the Sacramento Basin.   The terms of the agreement included the sale of 623,053 shares of common stock at $3.21 per share, and a warrant which is immediately exercisable for a period of 5 years to purchase 342,679 shares in the aggregate at $3.53 per share.  The warrant contains customary adjustments for corporate events such as reorganizations, splits, dividends, and the exercise prices of all such warrants are subject to weighted-average anti-dilution adjustments in the event of additional issuances of common stock below the exercise price then in effect.  The investor has also agreed to waive the upward share adjustment portion of the anti-dilution provision that exists in the warrant issued in connection with its 2008 purchase, solely in connection with this transaction.   The Company has also provided customary registration rights in connection with the transaction, with the stock certificates physically delivered to Cranshire Capital, LP in January 2010.

NOTE 11 - OPERATING LEASES

Royale Energy occupies office space through the use of two leases, one for their office in San Diego, CA and one for an office and yard in Woodland, CA.  The San Diego lease is under a 120 month noncancellable lease contract, which expires in July 2015. The San Diego lease calls for monthly payments ranging from $27,010 to $35,271, and the Woodland lease calls for monthly payments of $900.  Future minimum lease obligations as of December 31, 2009 are as follows:

Year Ended
December 31,

2010	$369,555
2011	$380,465
2012	$391,692
2013	$403,873
2014	$415,842
Thereafter	$246,900

Total	$2,208,327

Rental expense for the years ended December 31, 2009, 2008, and 2007 was $371,520, $370,620, and $403,497, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

Donald H. Hosmer, Royale Energy’s co-president, owns 9.0% of Royale Energy common stock. Donald H. Hosmer is the brother of Stephen M. Hosmer, and son of Harry E. Hosmer.

Stephen M. Hosmer, Royale Energy’s co-president and chief financial officer, owns 11.5% of Royale Energy common stock.  Stephen M. Hosmer is the brother of Donald H. Hosmer and son of Harry E. Hosmer.

Harry E. Hosmer, Royale Energy's former president and former chief executive officer, owns 7.3% of Royale Energy common stock. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer.  Donald H. Hosmer and Stephen M. Hosmer are also officers and directors of Royale Energy.

The Board of Directors adopted a policy in 1989 that permits directors and officers of the Company to purchase from the Company, at the Company’s actual costs, up to one percent of a fractional interest in any well to be drilled by the Company. Current and former officers and directors were billed $20,484, $38,326 and $21,759 for their interests for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 13 - STOCK COMPENSATION PLAN

During the March 23, 2008 Board of Directors meeting, directors and executive officers of Royale Energy were each granted 45,000 options, a total of 360,000 options, to purchase common stock at an exercise or base price of $3.50 per share.  These options are to be vested in three parts; the first 120,000 have vested March 31, 2008, the next 120,000 have vested on March 31, 2009, and the remaining will vest on March 31, 2010.  The options were granted for a legal life of four years with a service period of three years.  Royale Energy recorded compensation expense of $74,748 in 2008 and 2009 relating to these options. The total income tax benefit recognized in the income statement for these option arrangements was $29,600 in 2008 and $24,218 in 2009.

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

Options	2009	2008	2007

Expected volatility	-	40%	-

Weighted-average volatility	-	40%	-

Expected dividends	-	-	-

Expected term (months)	-	48	-

Risk-free rate	-	2.89%	-

A summary of the status of Royale Energy's stock option plan as of December 31, 2009, 2008 and 2007, and changes during the years ending on those dates is presented below:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options
Outstanding at Beginning of Year	320,000	$3.50	-		-	-
Granted	-		360,000	$3.50
Exercised	-		(40,000)	$3.50	-
Expired or Ineligible	-		-		-

Outstanding at End of Year	320,000	$3.50	320,000	$3.50	-	-

Options Exercisable at Year End	200,000	$3.50	80,000	$3.50	-	-

Weighted-average Fair Value of Options
Granted During the Year	-		$224,244		-

The weighted-average grant-date fair value of options granted during 2008 was $0.62 per share, and the fair value of the options vested in 2008 was $74,748.  The total intrinsic value of options exercised during 2008 was $220,846.  At December 31, 2008 and 2009, Royale Energy’s stock price was less than the weighted average exercise price, and as such the outstanding and exercisable stock options had no intrinsic value.  These stock options have a weighted-average remaining contractual term of 28 months as of December 31, 2009.  The fair value of the options vested in 2009 was $74,748

In November 2008, the Board of Directors granted the directors and executive officers of Royale Energy 95,000 shares of restricted common stock.  The number of granted shares will double to 190,000 shares of common stock if Royale’s stock price reaches $15 a share during the period.  The grant is to be vested in three parts; 31,667 or 63,334 shares, depending on Royale’s stock price, will vest on November 30, 2010 and 2011.  The first 31,665 shares vested on November 30, 2009.  Royale has recognized share-based compensation expense of $20,688 and $8,192 as a tax benefit in 2008 relating to this grant.  During 2009, Royale recognized $110,332 in compensation expense resulting in a $35,748 tax benefit relating to this stock grant.

In July 2009, the Board of Directors granted a total of 17,858 shares of common stock to two directors as compensation for their joint and several guarantee of letter of credit on behalf of the Company.  The shares vested immediately and the certificates were delivered in January 2010.  Royale has recognized share-based compensation expense of $37,502 and $12,151 as a tax benefit for this stock grant.

A summary of the status of Royale Energy's restricted stock grant plans as of December 31, 2009, 2008 and 2007, and changes during the years ending on those dates is presented below:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested Shares
Non-vested at Beginning of Year	95,000	$3.31	-		4,622	$5.66
Granted	17,858	$2.10	95,000	$3.31	-
Reinstated	-		-		-
Vested	49,523	$2.87	-		2,253
Expired or Ineligible	-		-		2,369

Non-vested at End of Year	63,335	$3.31	95,000	$3.31	-

As of December 31, 2009, there was $161,362 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted.  That cost is expected to be recognized over a weighted-average period of 21 months.

NOTE 14 - SIMPLE IRA PLAN

In April 1998, the Company established a Simple IRA pension plan covering all employees. The Company will contribute a matching contribution to each eligible employee’s Simple IRA equal to the employee’s salary reduction contributions up to a limit of 3% of the employee’s compensation for the year. The employer contribution for the years ending December 31, 2009, 2008, and 2007 were $39,768, $61,787 and $53,761, respectively.

NOTE 15 - ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the continuing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy's business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance and remediation costs in 2009, 2008 or 2007.

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

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 for our interest bearing account in the year ended December 31, 2008.  At December 31, 2008, the Company’s non-interest bearing accounts were fully insured by the FDIC. However, for the year ended December 31, 2009 all account types were insured up to $250,000 per institution.   At December 31, 2009 and 2008, cash in banks exceeded the FDIC limits by approximately $3.3 million and $247,000, respectively. The Company has not experienced any losses on deposits.

NOTE 17:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2009
Revenues	$2,268,170	$1,300,395	$1,211,718	$3,845,302	$8,625,585
Operating income (loss)	(1,441,102)	(460,701)	(1,320,028)	74,962	(3,146,869)
Net income (loss)	$(891,056)	$(294,731)	$(828,825)	$(182,531)	$(2,197,143)
Earnings (loss) per share
Diluted	$(0.10)	$(0.03)	$(0.10)	$(0.02)	$(0.24)
Basic	$(0.10)	$(0.03)	$(0.10)	$(0.02)	$(0.24)

2008
Revenues	$2,990,257	$ 4,710,567	$4,958,322	$6,514,968	$19,174,114
Operating income (loss)	(1,321,506)	1,219,065	2,128,256	(16,388,700)	(14,362,885)
Net income (loss)	$(927,460)	$760,230	$1,373,491	$(9,983,875)	$(8,777,614)
Earnings (loss) per share
Diluted	$ (0.12)	$0.09	$0.16	$(1.21)	$(1.06)
Basic	$ (0.12)	$0.09	$0.16	$(1.21)	$(1.06)

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

National Fuel Corporation (“NFC”) v. Royale Energy, Inc., No. 080800735, Uintah County, Utah. This lawsuit arose from a dispute over jointly operated property in which Royale is the 75% owner and operator and NFC is a non-operator with a 25% ownership.  NFC disagrees with the Company’s operations and seeks to remove the Company as operator.  As of the date of this filing, both parties have signed a settlement agreement.  However, until the court enters an order dismissing the case, the case remains an active matter.

ROYALE ENERGY, INC.

SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Effective for the year ended December 31, 2009, the Securities Exchange Commission and Financial Accounting Standards Board approved revisions designed to modernize the oil and gas company reserves reporting requirements. The most significant amendments to the requirements included the following:

•	Commodity Prices – Economic producibility of reserves and discounted cash flows are now based on a 12-month average commodity price unless contractual arrangements designate the price to be used.

•	Disclosure of Unproved Reserves – Probable and possible reserves may be disclosed separately on a voluntary basis.

•
Proved Undeveloped Reserves Guidelines – Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered and they are scheduled to be drilled within the next five years, unless the specific circumstances justify a longer time.

•	Reserves Estimation Using New Technologies – Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

•
Reserves Personnel and Estimation Process – Additional disclosure is required regarding the qualifications of the chief technical person who oversees the reserves estimation process.  We are also required to provide a general discussion of our internal controls used to assure the objectivity of the reserves estimate.

•	Disclosure by Geographic Area – Reserves in foreign countries or continents must be presented separately if they represent more than 15% of our total oil and gas proved reserves

•	Non-Traditional Resources – The definition of oil and gas producing activities has expanded and focuses on the marketable product rather than the method of extraction.

We have adopted the rules effective December 31, 2009.

The following estimates of proved oil and gas reserves, both developed and undeveloped, represent interests owned by Royale Energy which are located solely in the United States.  Proved reserves represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate to be reasonably certain to be recoverable in the future from known reservoirs under existing economic and operating conditions.  Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells, with existing equipment and operating methods.  Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells for which relatively major expenditures are required for completion.

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent petroleum engineering consultants Netherland, Sewell & Associates, Inc. and Source Energy, LLC, the net reserve value of its proved developed and undeveloped reserves was approximately $11.3 million at December 31, 2009, based on natural gas prices ranging from $2.92 per MCF to $3.87 per MCF as applied on a field-by-field basis.  Source Energy, LLC supplied reserve value estimates for Royale Energy’s Utah properties, and Netherland, Sewell & Associates, Inc. provided reserve information for the Company’s California, Texas, Oklahoma, and Louisiana properties. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures.  These estimates do not include probable or possible reserves.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2009, 2008 and 2007 and changes in such quantities during each of the years then ended, were as follows:

	2009		2008		2007

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed and undeveloped reserves:
Beginning of period	24,635	3,376,568	23,866	3,771,967	37,000	8,160,000
Revisions of previous estimates	(437)	(409,158)	11,858	104,796	954	(4,048,438)
Production	(8,364)	(575,995)	(11,089)	(714,230)	(14,088)	(791,195)
Extensions, discoveries and improved recovery	-	2,226,380	-	214,035	-	784,391
Purchase of minerals in place			-	-	-	-
Sales of minerals in place			-	-	-	(332,791)

Proved reserves end of period	15,834	4,617,794	24,635	3,376,568	23,866	3,771,967

	2009		2008		2007

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Proved developed reserves:

Beginning of period	24,635	3,184,966	23,866	3,413,578	37,000	4,129,000

End of period	15,834	4,562,598	24,635	3,184,966	23,866	3,413,578

	2009		2008		2007

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Proved undeveloped reserves:

Beginning of period	-	191,602	-	358,389	-	4,031,000

End of period	-	55,196	-	191,602	-	358,389

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves
The standardized measure of discounted future net cash flows is presented below for the three years ended December 31, 2009.

The future net cash inflows are developed as follows:

•	Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.
•	The estimated future production of proved reserves is priced on the basis of year-end prices.
•
The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce proved reserves, based on year-end estimates. Estimated future development costs by year are as follows:

2010	$253,180
2011	34,810
2012	-
Thereafter	84,200

Total	$372,190

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

	2009	2008	2007

Future cash inflows	$17,684,460	$18,596,000	$28,421,000
Future production costs	(6,013,780)	(6,411,000)	(7,474,000)
Future development costs	(372,190)	(744,000)	(1,085,000)
Future income tax expense	(3,389,547)	(3,432,285)	(5,958,270)

Future net cash flows	7,908,943	8,008,715	13,903,730

10% annual discount for estimated timing of cash flows	(1,647,010)	(2,042,551)	(3,258,848)

Standardized measure of discounted future net cash flows	$6,261,933	$5,966,164	$10,644,882

Sales of oil and gas produced, net of production costs	$(957,988)	$(2,097,225)	$(3,858,679)

Revisions of previous quantity estimates	(4,006,942)	(5,251,154)	(8,124,443)
Net changes in prices and production costs	815,884	(1,809,957)	(1,649,513)
Sales of minerals in place			(220,631)
Purchases of minerals in place-

Extensions, discoveries and improved recovery	3,806,933	775,819	3,741,753
Accretion of discount	764,641	1,698,634	1,537,700

Net change in income tax	(126,759)	2,005,165	2,572,144

Net increase (decrease)	$295,769	$(4,678,718)	$(6,001,669)

Future Development Costs

In order to realize future revenues from our proved reserves estimated in our reserve report, it will be necessary to incur future costs to develop and produce the proved reserves.  The following table estimates the costs to develop and produce our proved reserves in the years 2010 through 2012.

Future development cost of:	2010	2011	2012
Proved developed reserves	$-	$-	$-
Proved non-producing reserves	152,080	34,810	-
Proved undeveloped reserves	101,100	-	-

Total	$253,180	$34,810	$-

Common assumptions include such matters as the real extent and average thickness of a particular reservoir, the average porosity and permeability of the reservoir, the anticipated future production from existing and future wells, future development and production costs and the ultimate hydrocarbon recovery percentage.  As a result, oil and gas reserve estimates and discounted present value estimates are frequently revised in subsequent periods to reflect production data obtained after the date of the original estimate.  If the reserve estimates are inaccurate, production rates may decline more rapidly than anticipated, and future production revenues may be less than estimated.

Additional data relating to Royale Energy's oil and natural gas properties is disclosed in Supplemental Information About Oil and Gas Producing Activities (Unaudited), attached to Royale Energy's Financial Statements, beginning on page F-1

Historic Development Costs for Proved Reserves

In each year we expend funds to drill and develop some of our proved undeveloped reserves.  The following table summarizes our historic costs incurred in each of the past three fiscal years to drill and develop reserves that were classified as proved undeveloped reserves as of December 31 of the immediately preceding year:

2009	$0
2008	$392,055
2007	$2,093,801