Form 10-Q
period 2010-03-31
ROYALE ENERGY INC
filed 2010-05-05
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  [   ]     No  [X]

At March 31, 2010, a total of 10,243,066 shares of registrant’s common stock were outstanding.

-ii-

PART I.                      FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$2,968,506	$3,835,282
Accounts Receivable	2,255,740	2,493,108
Prepaid Expenses	573,032	842,226
Inventory	845,874	845,874

Total Current Assets	6,643,152	8,016,490

Other Assets	6,946	6,946
Deferred Tax Asset-Noncurrent	5,960,403	5,740,414

Oil and Gas Properties, at cost, (successful efforts basis),
Equipment and Fixtures	9,036,537	8,800,293

Total Assets	$21,647,038	$22,564,143

See notes to unaudited financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$4,727,319	$5,128,987
Current Portion of Long-Term Debt	36,667	50,417
Deferred Revenue from Turnkey Drilling	4,935,200	4,979,605

Total Current Liabilities	9,699,186	10,159,009

Noncurrent Liabilities:
Asset Retirement Obligation	544,704	514,361
Long-Term Debt, Net of Current Portion	2,280,000	2,440,000

Total Noncurrent Liabilities	2,824,704	2,954,361

Total Liabilities	12,523,890	13,113,370

Stockholders' Equity:
Common Stock, no par value, authorized 20,000,000 shares,
10,275,685 and 10,257,827 shares issued; 10,243,066 and
10,225,208 shares outstanding, respectively	27,246,740	27,246,740
Convertible preferred stock, Series AA, no par value,
147,500 shares authorized; 52,784 and 52,784 shares
issued and outstanding, respectively	154,014	154,014
Accumulated Deficit	(18,487,967)	(18,115,452)

Total Paid in Capital and Accumulated Deficit	8,912,787	9,285,302
Less Cost of Treasury Stock 32,619 and 32,619 shares	(179,376)	(179,376)
Additional Paid in Capital	389,737	344,847

Total Stockholders' Equity	9,123,148	9,450,773

Total Liabilities and Stockholders' Equity	$21,647,038	$22,564,143

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

	2010	2009
	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$790,781	$838,577
Turnkey drilling	724,828	1,290,467
Supervisory Fees and Other	133,370	139,126

Total Revenues	1,648,979	2,268,170

Costs and Expenses:
General and Administrative	941,045	903,782
Turnkey Drilling and Development	454,086	1,220,694
Lease Operating	258,409	446,938
Bad Debt Expense	0	15,865
Legal and Accounting	191,997	366,511
Marketing	150,752	212,707
Depreciation, Depletion and Amortization	239,685	542,775

Total Costs and Expenses	2,235,974	3,709,272

Income (Loss) From Operations	(586,995)	(1,441,102)
Other Expense:
Interest expense	5,509	18,961

Income (Loss) Before Income Tax Expense	(592,504)	(1,460,063)
Income Tax Provision (Benefit)	(219,989)	(569,007)

Net Income (Loss)	$(372,515)	$(891,056)

Basic Earnings Per Share:
Net Income available to common stock	$(0.04)	$(0.10)

Diluted Earnings Per Share	$(0.04)	$(0.10)

Other Comprehensive Income
Unrealized Gain (Loss) on Equity Securities	$0	$31,014

Other Comprehensive Income (Loss), before tax	0	31,014
Income Tax Expense (Benefit) Related to Items of
Other Comprehensive Income	0	13,688

Other Comprehensive Income, net of tax	0	17,326

Comprehensive Income (Loss)	$(372,515)	$(873,730)

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(372,515)	$(891,056)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, Depletion and Amortization	239,685	542,775
Bad Debt Expense	0	15,865
Stock-Based Compensation, net of adjustments	44,890	39,376
(Increase) Decrease in:
Accounts Receivable	237,368	1,577,003
Prepaid Expenses and Other Assets	269,194	832,773
Increase (Decrease) in:
Accounts Payable and Accrued expenses	(371,325)	(2,074,284)
Deferred Revenues – DWI	(44,405)	3,780
Deferred Income Taxes	(219,989)	(611,912)

Net Cash Used by Operating Activities	(217,097)	(565,680)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties
and Other Capital Expenditures	(475,929)	(190,959)
Proceeds from Sale of Assets	0	0
Purchase of Equity Securities	0	(7,991)

Net Cash Used by Investing Activities	(475,929)	(198,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	2,280,000	4,454,181
Principal Payments on Long-Term Debt	(2,453,750)	(1,975,974)

Net Cash Provided (Used) by Financing Activities	(173,750)	2,478,207

Net Increase (Decrease) in Cash and Cash Equivalents	(866,776)	1,713,577

Cash at Beginning of Year	3,835,282	1,330,739

Cash at End of Period	$2,968,506	$3,044,316

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$2,825	$18,961

Cash Paid for Taxes	$4,168	$42,905

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

NOTE 2 – EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Three Months ended March 31, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$(372,515)	10,240,487	$(0.04)

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net income available to common stock	$(372,515)	10,240,487	$(0.04)

	For the Three Months ended March 31, 2009
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$(891,056)	8,506,098	$(0.10)

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net income available to common stock	$(891,056)	8,506,098	$(0.10)

For the three months ended March 31, 2010 and 2009, Royale Energy had dilutive securities of 889,128 and 26,392, respectively.  These securities were not included in the dilutive loss per share due to their anti-dilutive nature.

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	March 31, 2010	December 31, 2009
Oil and Gas
Producing properties, including drilling costs	$24,036,231	$23,746,696
Undeveloped properties	613,979	570,831
Lease and well equipment	9,363,411	9,251,307
	34,013,621	33,568,834
Accumulated depletion, depreciation & amortization	(25,709,706)	(25,512,869)
	8,303,915	8,055,965
Commercial and Other
Real estate, including furniture and fixtures	$502,344	$502,344
Vehicles	255,496	255,496
Furniture and equipment	1,263,444	1,258,439
	2,021,284	2,016,279
Accumulated depreciation	(1,288,662)	(1,271,951)
	732,622	744,328

	$9,036,537	$8,800,293

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB Accounting Standards Codification (ASC) requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during 2010 or 2009.

	Three Months ended March 31,
	2010	2009
Beginning balance at January 1	$0	$0
Additions to capitalized exploratory well costs pending the determination of proved reserves	312,376	0
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(312,376)	(0)
Ending balance at March 31	$0	$0

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – STOCK BASED COMPENSATION

Royale Energy has a stock-based employee compensation plan.  Effective January 1, 2006, the Company adopted the Compensation – Stock Compensation Topic of the FASB ASC, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards, consistent with that used for pro forma disclosures under the Topic.

During the March 2008 Board of Directors meeting, directors and executive officers of Royale Energy were each granted 45,000 options, a total of 360,000 options, to purchase common stock at an exercise or base price of $3.50 per share.  These options are to be vested in three parts with 120,000 vesting on March 31, 2008, 2009, and 2010, respectively.  The options were granted for a legal life of four years with a service period of three years.  Royale Energy recorded compensation expense of $18,687 in the first quarter of 2010 and 2009 relating to these options. The total income tax benefits recognized in the income statement for these option arrangements were $6,933 in 2010 and $7,269 in 2009.

In November 2008, the Board of Directors granted the directors and executive officers of Royale Energy 95,000 shares of restricted common stock.  The number of granted shares will double to 190,000 shares of common stock if Royale’s stock price reaches $15 a share during the period.  The grant is to be vested in three parts; 31,667 or 63,334 shares, depending on Royale’s stock price, will vest on November 30, 2010 and 2011.  The first 31,665 shares vested on November 30, 2009.  Royale has recognized share-based compensation expense of $26,203 and $9,721 as a tax benefit in the first quarter of 2010 relating to this grant.  During the same time period in 2009, Royale recognized $20,689 in compensation expense resulting in a $8,048 tax benefit relating to this stock grant.

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the three months ended March 31, 2010, and 2009:

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Three Months Ended March 31, 2010:
Revenues from External Customers	$790,781	$724,828	$1,515,609

Supervisory Fees	$131,131	$0	$131,131

Interest Revenue	$0	$2,239	$2,239

Interest Expense	$2,755	$2,754	$5,509

Expenditures for Segment Assets	$926,904	$1,069,385	$1,996,289

DD&A	$227,701	$11,984	$239,685

Income Tax (Benefit)	$(87,419)	$(132,570)	$(219,989)

Total Assets	$21,647,038	$0	$21,647,038

Net Loss	$(148,029)	$(224,486)	$(372,515)

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Three Months Ended March 31, 2009:
Revenues from External Customers	$838,577	$1,290,467	$2,129,044

Supervisory Fees	$138,357	$0	$138,357

Interest Revenue	$0	$769	$769

Interest Expense	$9,481	$9,480	$18,961

Expenditures for Segment Assets	$1,205,771	$1,960,726	$3,166,497

DD&A	$515,636	$27,139	$542,775

Income Tax (Benefit)	$(284,504)	$(284,503)	$(569,007)

Total Assets	$23,763,946	$0	$23,763,946

Net Loss	$(469,450)	$(421,606)	$(891,056)

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

At March 31, 2009, Royale Energy reported the fair value of $257,943 in available for sale securities.  The fair value was determined using the number of shares owned as of the last day of the reporting period multiplied by the market price of those securities on that day.   For the purposes of identifying related costs to its available for sale securities, the Company uses a specific identification method. On March 31, 2009, the total cost for those securities amounted to $458,804. For the quarter ended March 31, 2009, an unrealized holding gain of $17,326 was recorded in the other comprehensive income (loss) section of the Statement of Operations. The unrealized holding gain included the income tax effect of $13,688.  At March 31, 2010, Royale no longer owned any available for sale securities.

The table below summarizes Royale’s fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall:

Description	March 31, 2010	Level 1	March 31, 2009	Level 1
Available for Sale Securities	$0	$0	$257,943	$257,943

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

Results of Operations

For the first quarter of 2010, we had a net loss of $372,515 compared to the net loss of $891,056 during the first quarter of 2009, a $518,541 improvement.  Total revenues for the first quarter in 2010 were $1,648,979, a decrease of $619,191 or 27.3% from the total revenues of $2,268,170 during the period in 2009.  This decrease in revenues was the result of a reduction in oil and natural gas production compounded by decreased turnkey drilling revenue due to drilling one less well in the first quarter of 2010 than in 2009.  However, Royale was able to reduce the company’s quarterly net loss by cutting back total expenses.

In the first quarter of 2010, revenues from oil and gas production decreased $47,796 or 5.7% to $790,781 from the 2009 first quarter revenues of $838,577, due to lower oil and natural gas production, which was partially offset by higher sales prices.  The net sales volume of natural gas for the quarter ended March 31, 2010, was approximately 125,826 Mcf with an average price of $5.27 per Mcf, versus 176,928 Mcf with an average price of $4.38 per Mcf for the first quarter of 2009.  This represents a decrease in net sales volume of 51,102 Mcf or 28.9%. This decrease was mainly due to the natural declines in production from existing wells.  The net sales volume for oil and condensate (natural gas liquids) production was 1,839 barrels with an average price of $69.71 per barrel for the first three months of 2010, compared to 2,002 barrels at an average price of $32.10 per barrel for the three months in 2009.  This represents a decrease in net sales volume of 163 barrels, or 8.1%.

Oil and natural gas lease operating expenses decreased by $188,529 or 42.2%, to $258,409 for the quarter ended March 31, 2010, from $446,938 for the quarter in 2009.  This decrease was mainly due to lower workover costs, lower production, and other reduced lease operating costs during the period in 2010.

For the quarter ended March 31, 2010, turnkey drilling revenues decreased $565,639 or 43.8% to $724,828 from $1,290,467 in the same quarter in 2009.  We also had a $766,608 or 62.8% decrease in turnkey drilling and development costs to $454,086 in 2010 from $1,220,694 in 2009. Due to greater than normal rain fall during the first three months of 2010, Royale only finished drilling one well in Northern California, the Vann #1, to which Royale is currently in the process of building a pipeline.  As the result, turnkey drilling revenues and costs decreased during the period in 2010.  Two wells were drilled during the same period in 2009.  Thus far in 2010, we have processed permits on several wells in California, and we expect to participate in the drilling of approximately four wells during the second quarter of 2010.

The aggregate of supervisory fees and other income was $133,370 for quarter ended March 31, 2010, a decrease of $5,756 (4.1%) from $139,126 during the period in 2009.  This decrease was the result of lower cost recovery fees on facilities due to lower natural gas production.

Depreciation, depletion and amortization expense decreased to $239,685 from $542,775, a decrease of $303,090 (55.8%) for the quarter ended March 31, 2010, as compared to the same period in 2009. This decrease in depletion expense was mainly due to the decrease in our oil and gas assets from our 2009 and 2008 impairments.

General and administrative expenses increased by $37,263 or 4.1%, from $903,782 for the quarter ended March 31, 2009, to $941,045 for the period in 2010. This was primarily due to a credit recorded in 2009 pertaining to our outside consulting costs.  Marketing expense for the quarter ended March 31, 2010, decreased $61,955, or 29.1%, to $150,752, compared to $212,707 for the period in 2009. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $191,997 for the period, compared to $366,511 for period in 2009, a $174,514 or 47.6% decrease.  The decrease in legal and accounting expense was a result of higher legal fees in 2009 primarily related to the Pioneer litigation and the acquisition of Royale’s new credit facility with Texas Capital Bank.

Interest expense decreased to $5,509 for the quarter ended March 31, 2010, from $18,961 for the same period in 2009, a $13,452, or 70.9% decrease. This was due to a decrease in the usage of our bank line of credit and lower interest rate on funds borrowed.  For the first quarters in 2010 and 2009, we had income tax benefits of $219,989 and $569,007, respectively, due to net operating losses in both periods.

Capital Resources and Liquidity

At March 31, 2010, Royale Energy had current assets totaling $6,643,152 and current liabilities totaling $9,699,186, a $3,056,034 working capital deficit.  We had cash and cash equivalents at March 31, 2010, of $2,968,506 compared to $3,835,282 at December 31, 2009.

In February 2009, we entered into a revolving credit agreement with Texas Capital Bank, N.A. secured by our oil and gas properties, of up to $14,250,000.  We also entered into a separate letter of credit facility with Texas Capital Bank of up to $750,000, for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes.  Under the terms of the agreement, Royale Energy may borrow, repay, and reborrow funds as necessary.  At March 31, 2010, we had a current borrowing base and outstanding indebtedness on this loan of $2,280,000.

At March 31, 2010, we were not in compliance with one financial covenant of our loan agreement with the bank, but we have obtained a waiver from the terms of that loan covenant.  We are not in default on any principal, interest or sinking fund payment.

At March 31, 2010, our accounts receivable totaled $2,255,740, compared to $2,493,108 at December 31, 2009, a $237,368 (9.5%) decrease, primarily due to lower receivables of oil and natural gas revenues.  At March 31, 2010, our accounts payable and accrued expenses totaled $4,727,319, a decrease of $401,668 or 7.8% from the accounts payable at December 31, 2009, of $5,128,987, mainly due to paying down our accounts payable.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  We believe that we have sufficient liquidity for the remainder of 2010 and do not foresee any liquidity demands that cannot be met from cash flow or financing activities.

Operating Activities.  For the quarter ended March 31, 2010, cash used by operating activities totaled $217,097 compared to cash used by operating activities of $565,680 for the same period in 2009, a $348,583 difference.  This difference was due to decreases in accounts payables, accounts receivable, and prepaid expenses.

Investing Activities.  Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $475,929 for the period in 2010, compared to $198,950 used by investing activities for the same period in 2009, a $276,979 or 139.2% increase in cash used.  This increase capital acquisition was due to the timing of the wells drilled in 2009.  The process to fund the necessary vendors working on the wells drilled in early January 2009 began in late December 2008, whereas the process to fund the one well drilling in the first quarter of 2010 began in the same quarter.  The expense and costs for these wells in the first quarter of 2009 were recorded in the quarter, but the actual cash usage due to prepayments occurred in December 2008.

Financing Activities.  For the three months ended March 31, 2010, cash used by financing activities was $173,750 compared to cash provided by financing activity of $2,478,207 for the same period in 2009.  This difference was primarily due to entering into the new credit agreement with Texas Capital Bank, and drawing down less on our new credit line to fund continued drilling and corporate operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $4.58 per Mcf to a high of $5.79 per Mcf for the first three months of 2010.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.   Controls and Procedures

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2010.

No changes occurred in our internal control over financial reporting during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1 Legal Proceedings

National Fuel Corporation (“NFC”) v. Royale Energy, Inc., No. 080800735, Uintah County, Utah. NFC filed the current lawsuit seeking to challenge a settlement agreement from a prior lawsuit over management of property in which Royale is the 75% owner and operator and NFC is a non-operator with a 25% ownership.   On April 27, 2010, the court entered an order voiding the prior settlement agreement and establishing a new case scheduling order for litigation discovery.  Royale intends to file an interlocutory appeal of the April 27 decision with the Utah Supreme Court.

Item 1A Risk Factors

Please review the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

ROYALE ENERGY, INC.

Date: May 05, 2010	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: May 05, 2010	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President, Co-Chief Executive Officer, and Chief Financial Officer