Form 10-Q/A
period 2009-09-30
ROYALE ENERGY INC
filed 2010-08-05
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1 to
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

Introductory Note

This amendment to Royale Energy’s quarterly report on Form 10-Q contains a restatement of a portion of its financial statements to account for available for sale securities.  Royale Energy acquired shares of a start-up company’s common stock in 2000 in settlement of a legal claim (the “Settlement Stock”).  At the time of the acquisition, there was no resale market for the Settlement Stock, and its value was undeterminable.  In September 2009, the issuer of the Settlement Stock conducted an initial public offering of its stock, and a market for the Settlement Stock was established.  Royale Energy did not receive timely notice of the completion of the public offering and did not, until June 2010, become aware that a public market for the Settlement Stock existed.

Because an ascertainable market price of the Settlement Stock existed at September 30, 2009, the Settlement Stock has been classified as available for sale securities as of that date.  The classification caused an adjustment on the Balance Sheet as of September 30, 2009, as follows:

•	Total Current Assets and Total Assets of the Company were adjusted upward by approximately $640,000; and
•	Approximately $640,000 was recorded under Stockholders’ Equity as Accumulated Other Comprehensive Income (Loss).

Conforming changes were also made on the Statement of Operations for September 30, 2009, to record the unrealized gain on available for sale securities at year end.

The restatement resulted in recording an increase in unrealized holding gain of $1,048,320 for the three months and nine months ended September 30, 2009, in Other Comprehensive Income of the Company’s Statement of Operations, but no change occurred in the Company’s Net Income (Loss) or Earnings per Share as a result of the restatement.  See, the Company’s Unaudited Financial Statements – Balance Sheets, pages 1-2, Statements of Operations, page 3, and Note 7 – Fair Value Measurements, pages 11-12.

This amendment on Form 10-Q/A contains no changes other than those described above.

-ii-

-iii-

PART I.                      FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$1,767,393	$1,330,739
Accounts Receivable	1,810,330	3,750,557
Prepaid Expenses	1,131,018	2,839,735
Deferred Tax Asset	35,079	534,698
Available for Sale Securities	1,048,320	218,938
Inventory	859,365	216,459

Total Current Assets	6,651,505	8,891,126

Other Assets	6,946	6,946
Deferred Tax Asset-Noncurrent	6,358,862	5,029,007

Oil and Gas Properties, at cost, (successful efforts basis),
Equipment and Fixtures	8,799,827	10,263,517

Total Assets	$21,817,140	$24,190,596

See notes to unaudited financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$5,636,452	$10,320,187
Deferred Turnkey Drilling	5,252,638	4,005,800

Total Current Liabilities	10,889,090	14,325,987

Noncurrent Liabilities:
Asset Retirement Obligation	526,461	494,168
Long-Term Debt, Net of Current Portion	2,775,000	1,975,974

Total Noncurrent Liabilities	3,301,461	2,470,142

Total Liabilities	14,190,551	16,796,129

Stockholders' Equity:
Common Stock, no par value, authorized 20,000,000 shares,
9,241,481 and 8,538,717 shares issued; 9,208,862 and
8,505,630 shares outstanding, respectively	24,644,390	23,355,926
Convertible preferred stock, Series AA, no par value,
147,500 shares authorized; 52,784 and 52,784 shares
issued and outstanding, respectively	154,014	154,014
Accumulated Deficit	(17,932,921)	(15,918,309)
Accumulated Other Comprehensive Income (Loss)	640,524	(140,053)

Total Paid in Capital and Accumulated Deficit	7,506,007	7,451,578
Less Cost of Treasury Stock 32,619 and 33,087 shares	(179,376)	(179,376)
Additional Paid in Capital	299,958	122,265

Total Stockholders' Equity	7,626,589	7,394,467

Total Liabilities and Stockholders' Equity	$21,817,140	$24,190,596

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$673,916	$1,745,103	$2,135,421	$5,835,278
Turnkey drilling	395,879	3,016,909	2,205,253	6,269,545
Supervisory Fees and Other	141,923	196,310	439,609	554,323

Total Revenues	1,211,718	4,958,322	4,780,283	12,659,146

Costs and Expenses:
General and Administrative	905,168	1,016,682	2,663,151	3,041,235
Turnkey Drilling and Development	6,842	1,847,797	893,386	2,926,379
Lease Operating	358,553	590,210	1,138,425	1,861,884
Lease Impairment	82,716	770,862	98,075	820,966
Bad Debt Expense	172,839	0	202,404	0
Legal and Accounting	128,862	61,413	657,281	1,067,197
Marketing	269,166	377,605	650,186	916,625
Depreciation, Depletion and Amortization	515,980	795,897	1,574,104	2,601,622

Total Costs and Expenses	2,440,126	5,460,466	7,877,012	13,235,908

Gain (Loss) on Sale of assets	(91,620)	2,630,400	(125,102)	2,602,577

Income (Loss) From Operations	(1,320,028)	2,128,256	(3,221,831)	2,025,815
Other Expense:
Interest expense	38,528	45,299	79,624	195,408

Income Before Income Tax Expense	(1,358,556)	2,082,957	(3,301,455)	1,830,407
Income tax provision (benefit)	(529,731)	709,466	(1,286,843)	624,146

Net Income (Loss)	$(828,825)	$1,373,491	$(2,014,612)	$1,206,261

Diluted Earnings Per Share	$(0.10)	$0.16	$(0.23)	$0.15

Basic Earnings Per Share	$(0.10)	$0.16	$(0.23)	$0.15

Other Comprehensive Income
Unrealized Gain (Loss) on Equity Securities	$1,258,596	$(53,267)	$1,400,465	$(53,267)
Less: Reclassification Adjustment for Losses
(Gains) Included in Net Income	91,621	6,804	120,269	6,804

Other Comprehensive Income (Loss), before tax	1,166,975	(46,463)	1,280,196	(46,463)
Income Tax Expense (Benefit) Related to Items of
Other Comprehensive Income	453,953	(15,797)	499,619	(15,797)

Other Comprehensive Income (Loss), net of tax	713,022	(30,666)	780,577	(30,666)

Comprehensive Income (Loss)	$(115,803)	$1,342,825	$(1,234,035)	$1,175,595

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the nine months ended September 30, 2009 and 2008:

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
	-	-	-
Nine Months Ended September 30, 2009:
Revenues from External Customers	$2,135,421	$2,205,253	$4,340,674

Supervisory Fees	$433,541	$0	$433,541

Interest Revenue	$0	$6,068	$6,068

Interest Expense	$39,812	$39,812	$79,624

Expenditures for Segment Assets	$3,097,480	$3,107,353	$6,204,833

DD&A	$1,495,399	$78,705	$1,574,104

Lease Impairment	$49,038	$49,037	$98,075

Loss on Sale of Assets	$(125,102)	$0	$(125,102)

Income Tax Benefit	$(643,422)	$(643,421)	$(1,286,843)

Total Assets	$21,817,140		$21,817,140

Net Loss	$(1,594,447)	$(420,165)	$(2,014,612)

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total
	-	-	-
Nine Months Ended September 30, 2008:
Revenues from External Customers	$5,835,278	$6,269,545	$12,104,823

Supervisory Fees	$473,489		$473,489

Interest Revenue		$80,834	$80,834

Interest Expense	$97,704	$97,704	$195,408

Expenditures for Segment Assets	$4,285,859	$5,527,461	$9,813,320

DD&A	$2,471,541	$130,081	$2,601,622

Lease Impairment	$410,483	$410,483	$820,966

Gain on Sale of Assets	$2,602,577	$0	$2,602,577

Income Tax Expense	$312,073	$312,073	$624,146

Total Assets	$34,778,589		$34,778,589

Net Income (Loss)	$1,333,684	$(127,423)	$1,206,261

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

In January 2000, Royale Energy received 96,000 shares (as adjusted for a later stock split) in a new start up company (the “Settlement Stock”) as part of a settlement in an action filed against a former consultant.  At the time of the settlement, the value of the Settlement Stock was undeterminable because there was no market for the start-up’s stock.  In September 2009, issuer of the Settlement Stock conducted an initial public offering of stock, and a market for its shares was established.  At September 30, 2009, the fair value of these shares was $1,048,320 and they were classified as available for sale securities.  The fair value was determined using the number of shares owned as of the last day of the reporting period multiplied by the market price of those securities on that day.  For the nine months ended September 30, 2009, an unrealized holding gain of $780,577 was recorded in the other comprehensive income (loss) section of the Statement of Operations. The unrealized holding gain included the income tax effect of $499,619.  At December 31, 2008, Royale Energy reported the fair value of $218,938 in available for sale securities.  For the purposes of identifying related costs to its available for sale securities, the Company uses a specific identification method. On December 31, 2008, the total cost for those securities amounted to $450,813.

The table below summarizes Royale’s fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall:

Description	September 30, 2009	Level 1	December 31, 2008	Level 1
Available for Sale Securities	$1,048,320	$1,048,320	$218,938	$218,938

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Beginning with production from June 2009 and until December 2009, we have entered into a fixed natural gas agreement with BP PLC.  We agreed to sell BP 2,000 Mcf a day from our California wells at $4.84 an Mcf.  The committed amount represents about two thirds of our daily California production, and we anticipate no production depletion or interruption that would cause us not to fulfill our obligations.

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

NOTE 10 – SUBSEQUENT EVENTS

On October 15, 2009, a warrant was exercised for 361,628 shares of Royale Energy Common Stock.  The net proceeds received for the shares, $730,849, will be used for general working capital purposes.

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

Capital Resources and Liquidity

At September 30, 2009, Royale Energy had current assets totaling $6,651,505 and current liabilities totaling $10,889,090, for a $4,237,585 working capital deficit.  We had cash and cash equivalents at September 30, 2009 of $1,767,393 compared to $1,330,739 at December 31, 2008.

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

Financing Activities.  For the nine months ended September 30, 2009, cash provided by financing activities was $2,087,490 compared to $1,229,999 for the same period in 2008, a $857,491 difference.  In the third quarter of 2009 and second quarter of 2008 we received net proceeds of $1,288,464 and $3,724,999 from the sale of common stock and warrants to one investor in a private placement.  The proceeds were used to reduce long term debt and for working capital. Royale Energy received net proceeds of $985,314 though the private placement of stock and warrants and $303,150 from the exercise of warrants for 150,000 shares in the third quarter of 2009.  Moreover, in the first quarter of 2009, we paid off our line of credit with Guaranty Bank and established a new one with Texas Capital Bank.

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

Item 6 Exhibits

3.1	Amended and Restated Articles of Incorporation, with amendments through August 14, 2009, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the SEC on August 14, 2009
4.1	Form of Series A Warrant, incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on August 6, 2009
4.2	Form of Series A-1 Warrant, incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the SEC on August 6, 2009
4.3	Form of Series B Warrant, incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed with the SEC on August 6, 2009
4.4	Form of Series C Warrant, incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed with the SEC on August 6, 2009
4.5	Form of Warrant dated October 19, 2009, incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on October 21, 2009.
4.6	Placement Agent warrant dated August 5, 2009, incorporated by reference to Exhibit 4.5 of the Company’s Form S-3/A filed with the SEC on August 21, 2009
4.7	Placement Agent warrant dated October 20, 2009
10.1	Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on August 6, 2009
10.2	Registration Rights Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on August 6, 2009
10.3	Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 21, 2009
10.4	Registration Rights Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on October 21, 2009
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	18 U.S.C. § 1350 Certification
32.2*	18 U.S.C. § 1350 Certification

* Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: August 4, 2010	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: August 4, 2010	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President and Co-Chief Executive Officer and Chief Financial Officer