Form 10-K/A
period 2009-12-31
ROYALE ENERGY INC
filed 2010-08-05
CIK 864839

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

At December 31, 2009, 10,225,208 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  The issuer’s proxy statement for its annual meeting of stockholders, filed April 29, 2010, contains the information required by Part III, Items 10, 11, 12, 13 and 14, which information is hereby incorporated by reference into this Form 10-K/A.

Introductory Note

This amendment to Royale Energy’s annual report on Form 10-K contains a restatement of a portion of its financial statements to account for available for sale securities.  Royale Energy acquired shares of a start-up company’s common stock in 2000 in settlement of a legal claim (the “Settlement Stock”).  At the time of the acquisition, there was no resale market for the Settlement Stock, and its value was undeterminable.  In September 2009, the issuer of the Settlement Stock conducted an initial public offering of its stock, and a market for the Settlement Stock was established.  Royale Energy did not receive timely notice of the completion of the public offering and did not, until June 2010, become aware that a public market for the Settlement Stock existed.

Because an ascertainable market price of the Settlement Stock existed at December 31, 2009, the Settlement Stock has been classified as available for sale securities as of that date.  The classification caused an adjustment on the Balance Sheet as of December 31, 2009, as follows:

•	Total Current Assets and Total Assets of the Company were adjusted upward by approximately $1 million; and
•
Approximately $300,000 was recorded under Current Liabilities as Current Portion of Deferred Tax Liability, and approximately $700,000 was recorded under Stockholders’ Equity as Accumulated Other Comprehensive Income (Loss).

Conforming changes were also made on the Statements of Stockholders’ Equity and Statements of Cash Flows for 2009 to record the increase in total assets and unrealized gain on available for sale securities at year end.

The restatement resulted in recording an unrealized holding gain of $816,616 in Other Comprehensive Income of the Company’s Statement of Operations for December 31, 2009, but no change occurred in the Company’s Net Income (Loss) or Earnings per Share as a result of the restatement.  See, the Company’s Audited Financial Statements – Balance Sheets, pages F-3 – F-4, Statements of Operations, page F-5, Statements of Stockholders’ Equity, page F-6-F-8, Statements of Cash Flows, pages F-9 – F-10, Note 1 – Summary of Significant Accounting Policies – Fair Values of Financial Instruments, page F-18, and Note 19 – Restatement to Reflect Fair Value of Available for Sale Securities, page F-31.

This amendment on Form 10-K/A contains no changes other than those described above.

CONTENTS

PART I		1
Item 1	Description of Business	1
	Plan of Business	2
	Competition, Markets and Regulation	3
Item 1A	Risk Factors	3
Item 2	Description of Property	7
	Northern California	8
	Developed and Undeveloped Leasehold Acreage	8
	Drilling Activities	8
	Production	9
	Net Proved Oil and Natural Gas Reserves	9
Item 3	Legal Proceedings	9
PART II		9
Item 5	Market for Common Equity and Related Stockholder Matters	9
	Dividends	10
	Recent Sales of Unregistered Securities	10
	Performance Graph	10
Item 6	Selected Financial Data	11
Item 7	Management’s Discussion and Analysis of financial Condition and Results of Operations	11
	Critical Accounting Policies	11
	Results of Operations for the Twelve Months Ended December 31, 2009, as Compared to the Twelve Months Ended December 31, 2008	13
	Results of Operations for the Twelve Months Ended December 31, 2008, as Compared to the Twelve Months Ended December 31, 2007	14
	Capital Resources and Liquidity	16
	Changes in Reserve Estimates	18
tem 7A	Qualitative and Quantitative Disclosures About Market Risk	19
Item 8	Financial Statements	19
Item 9A	Controls and Procedures
	Disclosure Controls	19
	Management Report on Internal Control over Financial Reporting	19
	Changes in Internal Control over Financial Reporting	20
	Limitations on Effectiveness of Controls	20
PART III		20
Item 10	Directors and Executive Officers of the Registrant	20
Item 11	Executive Compensation	21
Item 12	Security ownership of Certain Beneficial Owners and Management	21
Item 13	Certain Relationships and Related Transactions	21
Item 14	Principal Accountant Fees and Services	21
PART IV		21
Item 15	Exhibits and Financial Statement Schedules	21
SIGNATURES		23
FINANCIAL STATEMENTS		F-1

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

	2009	2008		2007
Net volume
Oil (BBL)	8,364	11,089		14,088
Gas (MCF)	575,995	714,230		791,195
MCFE	659,635	825,120		932,075

Average sales price
Oil (BBL)	$52.92	$95.04	$	$65.02
Gas (MCF)	$4.09	$8.32		$6.56

Net production costs and taxes	$1,415,970	$2,906,325		$2,116,977

Lifting costs (per MCFE)	$2.15	$3.52		$2.27

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

	2004	2005	2006	2007	2008	2009
Royale Energy, Inc.	100	88	48	39	39	37
S & P Composite 500 Stock Index	100	103	117	121	75	92
DJ US Exploration and Production Index	100	164	172	245	145	202

Item 6                                Selected Financial Data

(In thousands, except earnings per share data)
As of December 31,
	2009	2008	2007	2006	2005
Income Statement Data:
Revenues	$8,626	$19,174	$16,557	$24,896	$25,643
Operating Income (Loss)	(3,147)	(14,362)	(3,885)	(3,189)	2,257
Net Income (Loss)	(2,197)	(8,778)	(2,779)	(2,650)	1,186
Basic Earnings Per Share	(0.24)	(1.06)	(0.35)	(0.33)	0.15
Balance Sheet Date:
Oil & Gas Properties, Equipment & Fixtures	$8,800	$10,264	$23,390	$20,526	$31,221
Total Assets	23,564	24,191	32,571	33,715	43,043
Long Term Obligations	2,954	2,470	6,159	5,757	10,768
Total Stockholders’ Equity	10,127	7,394	12,385	15,548	18,318

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

Capital Resources and Liquidity

At December 31, 2009, Royale Energy had current assets totaling $9,016,810 and current liabilities totaling $10,482,776, a $1,465,956 working capital deficit.  We had cash and cash equivalents at December 31, 2009 of $3,835,282 compared to $1,330,739 at December 31, 2008.

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

Investing Activities.  For the year ended December 31, 2009, cash used by investing activities was $965,928 compared to $4,689,152 used by investing activities in 2008, a decrease of $3,723,224 or 79%.  The 2008 activity includes $9,865,255, used mainly for oil and gas capital expenditures, along with proceeds of $5,698,911 generated from the sale of our Rio Bravo field during the third quarter of 2008.  The decrease in drilling expenditures during the year in 2009 was due to the drilling of fewer and lower cost wells.  Beginning in July 2008, the Company began to purchase a material amount of equity securities.  Based upon management’s intent for the items, the Company had categorized these as available-for-sale securities.  For the year ended December 31, 2008, we had purchased $633,427 and sold $110,619 in equity securities.  For the year ended 2009, our equity sales and purchases generated $330,545.  In 2007, net cash used by investing activities netted to $8,691,528 for the year in 2007, which included $8,835,180, used mainly for oil and gas capital expenditures, along with proceeds from the sale of non oil and gas assets of $143,652.

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

PART III

Item 10                                Directors and Executive Officers of the Registrant

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, filed April 29, 2010.

Item 11                                Executive Compensation

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, filed April 29, 2010.

Item 12                                Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, filed April 29, 2010.

Item 13                                Certain Relationships and Related Transactions

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, filed April 29, 2010.

Item 14                                Principal Accountant Fees and Services

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, filed April 29, 2010.

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

10.3	Form of Promissory Note between Royale Energy and Texas Capital Bank, N.A., incorporated by reference to Exhibit 10.3 of Royale Energy’s Form 10-K filed March 27, 2009.
10.4	Securities Purchase Agreement between the Company and Cranshire Capital, L.P., dated as of August 4, 2009, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 6, 2009.
10.5	Registration Rights Agreement between the Company and Cranshire Capital, L.P., dated as of August 5, 2009, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 6, 2009.
10.6	Securities Purchase Agreement between the Company and Cranshire Capital, L.P., dated as of October 16, 2009, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 21, 2009.
10.7	Registration Rights Agreement between the Company and Cranshire Capital, L.P., dated as of October 16, 2009, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 21, 2009.
10.8	Financial Representative Agreement between the Company and J.P. Turner & Company, LLC, dated July 9, 2009, incorporated by reference to Exhibit 10.3 of the Company’s Form S-3/A filed August 21, 2009.
31.1	Rules 13a-14(a), 115d-14(a) Certification, filed herewith.
31.2	Rules 13a-14(a), 115d-14(a) Certification, filed herewith.
32.1	Section 1350 Certification, filed herewith.
32.2	Section 1350 Certification, filed herewith.
99.1	Report of Netherland Sewell & Associates, Inc., incorporated by reference to Royale Energy’s Form 10-K for the year ended December 31, 2009, filed March 19, 2010.
99.2	Report of Source Energy, LLC, , incorporated by reference to Royale Energy’s Form 10-K for the year ended December 31, 2009, filed March 19, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royale Energy, Inc.

Date:	August 4, 2010	/s/ Donald H.. Hosmer
Donald H.. Hosmer
Co-President and Co-Chief Executive Officer
Date:	August 4, 2010	/s/ Stephen M. Hosmer
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

As discussed in Note 19 to the financial statements, the financial statements as of December 31, 2009, and for the year then ended have been restated to record the fair value of certain available for sale securities.

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

Padgett, Stratemann & Co., L.L.P.
San Antonio, Texas
March 16, 2010, except for Note 19,
For which the date is August 4, 2010

ROYALE ENERGY, INC
BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008

Current Assets
Cash and Cash Equivalents	$3,835,282	$1,330,739
Accounts Receivable, net	2,493,108	3,750,557
Prepaid Expenses	842,226	2,839,735
Deferred Tax Asset	0	534,698
Available for Sale Securities	1,000,320	218,938
Inventory	845,874	216,459

Total Current Assets	9,016,810	8,891,126

Other Assets	6,946	6,946
Deferred Tax Asset - Noncurrent	5,740,414	5,029,007

Oil And Gas Properties (Successful Efforts Basis)
Equipment and Fixtures	8,800,293	10,263,517

Total Assets	$23,564,463	$24,190,596

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

LIABILITIES AND STOCKHOLDERS' EQUITY

	2009	2008
Current Liabilities:
Accounts Payable and Accrued Expenses	$5,128,987	$10,320,187
Current Portion of Long-Term Debt	50,417	0
Current Portion of Deferred Tax Liability	323,757	0
Deferred Revenue from Turnkey Drilling	4,979,605	4,005,800

Total Current Liabilities	10,482,766	14,325,987

Noncurrent Liabilities:
Asset Retirement Obligation	514,361	494,168
Long-Term Debt, Net of Current Portion	2,440,000	1,975,974

Total Noncurrent Liabilities	2,954,361	2,470,142

Total Liabilities	13,437,127	16,796,129

Stockholders' Equity

Common Stock, No Par Value, 20,000,000 and $10,000,000 Shares Authorized; 10,257,827 and 8,538,717 Shares Issued10,225,208 and 8,506,098 Shares Outstanding, Respectively	27,246,740	23,355,926

Convertible Preferred Stock, Series AA, No Par Value,
147,500 Shares Authorized; 52,784
Shares Issued and Outstanding, Respectively	154,014	154,014
Accumulated (Deficit)	(18,115,452)	(15,918,309)
Accumulated Other Comprehensive Income (Loss)	676,563	(140,053)

Total Paid in Capital and Accumulated Deficit	9,961,865	7,451,578

Less Cost of Treasury Stock, 32,619 Shares	(179,376)	(179,376)
Paid in Capital, Treasury Stock	344,847	122,262

Total Stockholders' Equity	10,127,336	7,394,467

Total Liabilities and Stockholders' Equity	$23,564,463	$24,190,596

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
Revenues:
Sale of Oil and Gas	$2,800,557	$6,999,022	$6,110,092
Turnkey Drilling	5,061,804	11,472,065	9,408,103
Supervisory Fees and Other	763,224	703,027	1,039,204

Total Revenues	$8,625,585	$19,174,114	$16,557,399

Costs and Expenses:
General and Administrative	3,546,816	4,382,462	4,450,092
Turnkey Drilling & Development	2,146,904	6,015,390	4,977,811
Lease Operating	1,415,970	2,906,325	2,540,436
Lease Impairment	1,935,861	15,691,348	2,106,670
Bad Debt Expense	255,478	567,521	262,532
Legal and Accounting	717,173	1,211,989	928,628
Marketing	810,147	1,160,999	1,455,296
Depreciation, Depletion and Amortization	989,716	4,148,415	3,585,682

Total Costs and Expenses	$11,818,065	$36,084,449	$20,307,147

Gain (Loss) on Sale of Assets	45,611	2,547,450	(135,396)

Income (Loss) from Operations	(3,146,869)	(14,362,885)	(3,885,144)

Other Expense:
Interest Expense	101,675	221,667	152,547

Income (Loss) Before Income Tax Expense	(3,248,544)	(14,584,552)	(4,037,691)

Income Tax Expense (Benefit)	(1,051,401)	(5,806,938)	(1,258,484)

Net Income (Loss)	$(2,197,143)	$(8,777,614)	$(2,779,207)

Basic Earnings Per Share:
Net Income (Loss) Available To Common Stock	$(0.24)	$(1.06)	$(0.35)

Diluted Earnings (Loss) Per Share	$(0.24)	$(1.06)	$(0.35)

Other Comprehensive Income
Unrealized Gain(Loss) on Equity Securities (as restated)	$1,352,465	$(303,870)	$0
Less: Reclassification Adjustment for Losses (Gains)
Included in Net Income	(120,269)	71,994	0

Other Comprehensive Income (Loss), before tax (as restated)	1,232,196	(231,876)	0

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income (as restated)	415,580	(91,823)	0

Other Comprehensive Income (Loss), net of tax (as restated)	816,616	(140,053)	0

Comprehensive Income (Loss) (as restated)	$(1,380,527)	$(8,917,667)	$(2,779,207)

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	Common Stock		Preferred Stock Series AA

	Shares Issued	Amount	Shares Outstanding		Amount

Balance at January 1, 2007	7,951,748	$19,511,963	57,416		$167,979

Stock Options Exercised Adjustment	(2)	-	-		-

Cash Dividend $0.05 Per Share	-	-	-		-

Stock Award	-	-	-		-

Net Income (Loss) for the Year	-	-	-		-

Balance at December 31, 2007	7,951,746	$19,511,963	57,416	$	$167,979

Stock Options Exercised	36,844	105,000	-		-

Employee Stock Award Adjustments	(134)	-	-		-

Common Stock Private Placement	547,945	3,724,998	-		-

Conversion of Preferred AA	2,316	13,965	(4,632)		(13,965)

Stock-Based Compensation – Stock Options Grant	-	-	-		-

Stock – Based Compensation - Restricted Stock Grant	-	-	-		-

Available for Sale Securities – Unrealized Loss	-	-	-		-

Net Income (Loss) for the Year	-	-	-		-

Balance at December 31, 2008	8,538,717	$23,355,926	52,784		$154,014

Common Stock Private Placement	1,175,817	2,810,164	-		-

Common Stock Warrant Exercise	511,628	1,080,650	-		-

Stock-Based Compensation – Stock Options Grant	-	-	-		-

Stock – Based Compensation - Restricted Stock Grant	31,665	-	-		-

Available for Sale Securities – Unrealized Gain	-	-	-		-

Net Income (Loss) for the Year	-	-	-		-

Balance at December 31, 2009 (as restated)	10,257,827	$27,246,740	52,784		$154,014

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	Treasury Stock
	Shares Acquired	Amount	Paid in Capital Treasury Stock

Balance at January 1, 2007	35,340	$(192,052)	$24,863

Stock Options Exercised Adjustment	-	-	-

Cash Dividend $0.05 Per Share	-	-	-

Stock Award	(2,253)	$11,040	$1,712

Net Income (Loss) for the Year	-	-	-

Balance at December 31, 2007	33,087	$(181,012)	$26,575

Stock Options Exercised	-	-	-

Employee Stock Award Adjustments	(468)	1,636	254

Common Stock Private Placement	-	-	-

Conversion of Preferred AA	-	-	-

Stock-Based Compensation – Stock Options Grant	-	-	74,748

Stock-Based Compensation – Restricted Stock Grant	-	-	20,688

Available for Sale Securities – Unrealized Loss	-	-	-

Net Income (Loss) for the Year	-	-	-

Balance at December 31, 2008	32,619	$(179,376)	$122,265

Common Stock Private Placement	-	-	-

Common Stock Warrant Exercise	-	-	-

Stock-Based Compensation – Stock Options Grant	-	-	74,748

Stock – Based Compensation - Restricted Stock Grant	-	-	147,834

Available for Sale Securities – Unrealized Gain	-	-	-

Net Income (Loss) for the Year	-	-	-

Balance at December 31, 2009 (as restated)	32,619	$(179,376)	$344,847

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2007	$(3,964,439)	-	$15,548,314

Stock Options Exercised Adjustment	-	-	-

Cash Dividend $0.05 Per Share	(397,049)	-	(397,049)

Stock Award	-	-	12,752

Net Income (Loss) for the Year	(2,779,207)	-	(2,779,207)

Balance at December 31, 2007	(7,140,695)	-	12,384,810

Stock Options Exercised	-	-	105,000

Employee Stock Award Adjustments	-	-	1,890

Common Stock Private Placement	-	-	3,724,998

Conversion of Preferred AA	-	-	-

Stock-Based Compensation – Stock Options Grant	-	-	74,748

Stock-Based Compensation - Restricted Stock Grant	-	-	20,688

Available for Sale Securities – Unrealized Loss	-	(140,053)	(140,053)

Net Income (Loss) for the Year	(8,777,614)	-	(8,777,614)

Balance at December 31, 2008	$(15,918,309)	$(140,053)	$7,394,467

Common Stock Private Placement	-	-	2,810,164

Common Stock Warrant Exercise	-	-	1,080,650

Stock-Based Compensation – Stock Options Grant	-	-	74,748

Stock – Based Compensation - Restricted Stock Grant	-	-	147,834

Available for Sale Securities – Unrealized Gain	-	816,616	816.616

Net Income (Loss) for the Year	(2,197,143)	-	(2,197,143)

Balance at December 31, 2009 (as restated)	$(18,115,452)	$676,563	$10,127,336

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,197,143)	$(8,777,614)	$(2,779,207)
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by
Operating Activities:
Depreciation, Depletion, and Amortization	989,716	4,148,415	3,585,682
Lease Impairment	1,935,861	15,691,348	2,106,670
(Gain) Loss on Sale of Assets	(165,880)	(2,547,450)	135,396
Realized (Gain) Loss on Equity Securities	120,269	71,994	0
Bad Debt Expense	255,478	567,521	262,532
Stock-Based Compensation, net of adjustments	222,582	97,580	12,752
(Increase) Decrease in:
Accounts Receivable	1,001,971	(227,737)	(1,446,583)
Prepaid Expenses and Other Assets	1,368,094	(2,038,402)	1,684,996
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(5,120,590)	332,043	3,050,651
Deferred Revenues - DWI	973,805	58,703	(1,071,164)
Deferred Income Taxes	(268,532)	(5,835,477)	(1,114,713)

Net Cash (Used in) Provided by Operating Activities	(884,369)	1,540,924	4,427,012

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures For Oil And Gas Properties And
Other Capital Expenditures	(1,430,955)	(9,865,255)	(8,835,180)
Proceeds from Sale of Assets	134,482	5,698,911	143,652
Purchase of Equity Securities	(8,857)	(633,427)	0
Sale of Equity Securities	339,402	110,619	0

Net Cash Used in Investing Activities	(965,928)	(4,689,152)	(8,691,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Debt	7,443,764	0	6,150,000
Principal Payments on Long-Term Debt	(6,979,738)	(3,200,000)	(5,017,071)
Dividends Paid	0	0	(397,049)
Proceeds from Issuance of Common Stock	2,810,164	3,724,999	0
Exercise of Options and Warrants for Cash	1,080,650	105,000	0

Net Cash Provided by Financing Activities	4,354,840	629,999	735,880

The accompanying notes are an integral part of these financial statements.

	2009	2008	2007

Net Increase (Decrease) in Cash and Cash Equivalents	2,504,543	(2,518,229)	(3,528,636)

Cash & Cash Equivalents at Beginning of Year	1,330,739	3,848,968	7,377,604

Cash & Cash Equivalents at End of Year	$3,835,282	$1,330,739	$3,848,968

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid for Interest	99,467	231,512	173,028

Cash Paid for Taxes	5,371	19,338	579,080

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:

Conversion of accounts payable to long-term note payable	55,000	0	0

Conversion of Series AA Preferred Stock to Common Stock	0	13,965	0

Unrealized Gain (Loss) on Available-for-Sale Securities, net of tax effect (as restated)	816,616	(140,053)	0

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

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Year Ended December 31, 2009
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$(2,197,143)	8,974,786	$(0.24)

Cumulative effect of accounting change

Diluted Earnings Per Share:
Effect of dilutive securities and stock options

Net income available to common stock	$(2,197,143)	8,974,786	$(0.24)

	For the Year Ended December 31, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$(8,777,614)	8,246,972	$(1.06)

Cumulative effect of accounting change

Diluted Earnings Per Share:
Effect of dilutive securities and stock options

Net income available to common stock	$(8,777,614)	8,246,972	$(1.06)

	For the Year Ended December 31, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$(2,779,207)	7,917,543	$(0.35)

Cumulative effect of accounting change

Diluted Earnings Per Share:
Effect of dilutive securities and stock options

Net income available to common stock	$(2,779,207)	7,917,543	$(0.35)

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

In January 2000, Royale Energy received 96,000 shares (as adjusted for a later stock split) in a new start up company (the “Settlement Stock”) as part of a settlement in an action filed against a former consultant.  At the time of the settlement, the value of the Settlement Stock was undeterminable because there was no market for the start-up’s stock.  In September 2009, the issuer of the Settlement Stock conducted an initial public offering of stock, and a market for its shares was established.  At December 31, 2009 the fair value of the Settlement Stock was $1,000,320 and the shares were classified as available for sale securities.  The fair value was determined using the number of shares owned as of the last day of the reporting period multiplied by the market price of the Settlement Stock on that day.  For the year ended December 31, 2009, an unrealized holding gain of $816,616 was recorded in the other comprehensive income (loss) section of the Statement of Operations. The unrealized holding gain included the income tax effect of $415,580

At December 31, 2008, Royale Energy reported a fair value of $218,938 relating to available for sale securities.  For the purposes of identifying related costs to its available for sale securities, the Company uses a specific identification method.  On December 31, 2008, the total cost for those securities amounted to $450,813.  An unrealized holding loss of $140,053 was recorded in the equity’s other comprehensive loss section.  The unrealized holding loss included an income tax benefit of $91,823.

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

In 2009 and 2008, Royale Energy reported the fair value of $1,000,320 and $218,938, respectively in available for sale securities.  The fair value was determined using the number of shares owned as of December 31, 2009 and 2008, multiplied by the market price of those securities on December 31, 2009 and 2008.
The table below summarizes Royale’s fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall.  At December 31, 2009, Royale Energy quoted prices in active markets for identical assets when determining the fair value measurements at the reporting date.

Description	12/31/2009	Level 1	12/31/2008	Level 1
Available for Sale Securities	$1,000,320	$1,000,320	$218,938	$218,938

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

 NOTE 2 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31:

	2009	2008	2007
Oil and Gas

Producing properties, including intangible drilling costs	$23,746,696	$23,875,461	$32,479,353
Undeveloped properties	570,831	1,102,317	2,974,647
Lease and well equipment	9,251,307	9,081,305	8,069,725
	33,568,834	34,059,083	43,523,725
Accumulated depletion, depreciation and amortization	(25,512,869)	(24,612,940)	(21,098,694)

	$8,055,965	$9,446,143	$22,425,031

	2009	2008	2007
Commercial and Other

Real estate, including furniture and fixtures	502,344	$503,344	503,344
Vehicles	255,496	313,460	313,460
Furniture and equipment	1,258,439	1,232,647	1,200,852
	2,016,279	2,049,451	2,017,656
Accumulated depreciation	(1,271,951)	(1,232,077)	(1,052,946)

	744,328	817,374	964,710

	$8,800,293	$10,263,517	$23,389,741

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

	2009	2008	2007

Acquisition - Proved	$4,355	$288,569	$1,690
Acquisition- Unproved	$16,803	$(218,533)	$1,060,983
Development	$1,471,436	$9,701,556	$3,441,517
Exploration	$2,725,885	$2,047,211	$9,763,490

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for 2009, 2008 and 2007:

	Oil and Gas Producing and Exploration	Turnkey Drilling Services	Total
Year Ended December 31, 2009
Revenues from External Customers	$2,800,557	$5,061,804	$7,862,361

Supervisory Fees	750,632	0	750,632

Interest Revenue	0	12,592	12,592

Interest Expense	50,838	50,837	101,675

Expenditures for Segment Assets	3,931,723	4,960,765	8,892,488

Depreciation, Depletion, and Amortization	940,230	49,486	989,716

Lease Impairment	1,935,861	0	1,935,861

Gain on Sale of Assets	45,611	0	45,611

Income Tax (Benefit)	(525,701)	(525,700)	(1,051,401)

Total Assets	23,564,463	0	23,564,463

Net Income (Loss)	$(2,736,151)	$539,008	$(2,197,143)

Year Ended December 31, 2008
Revenues from External Customers	$6,999,022		$11,472,065	$18,471,087

Supervisory Fees	613,338		-	613,338

Interest Revenue	-		89,689	89,689

Interest Expense	110,834		110,833	221,667

Expenditures for Segment Assets	6,207,052		10,037,634	16,244,686

Depreciation, Depletion, and Amortization	3,940,994		207,421	4,148,415

Lease Impairment	15,691,348		-	15,691,348

Gain on Sale of Assets	2,547,450		-	2,547,450

Income Tax (Benefit)	(2,903,469)		(2,903,469)	(5,806,938)

Total Assets	24,190,596		-	24,190,596

Net Income (Loss)	$(12,886,949)		$4,109,335	$(8,777,614)
	Oil and Gas Producing and Exploration	Turnkey Drilling Services		Total
Year Ended December 31, 2007
Revenues from External Customers	$6,110,092		$9,408,103	$15,518,195

Supervisory Fees	847,603			847,603

Interest Revenue	95,800		95,801	191,601

Interest Expense	76,274		76,273	152,547

Expenditures for Segment Assets	5,713,881		8,900,914	14,614,795

Depreciation, Depletion, and Amortization	3,406,398		179,284	3,585,682

Lease Impairment	2,106,670		-	2,106,670

Gain (Loss) on Sale of Assets	(67,698)		(67,698)	(135,396)

Income Tax (Benefit)	(629,242)		(629,242)	(1,258,484)

Total Assets	$32,571,374	$		$32,571,374

Net Income (Loss)	$(3,688,184)		$908,977	$(2,779,207)

NOTE 6 - LONG-TERM DEBT

2009	2008

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

Significant components of the Company’s deferred assets and liabilities at December 31, 2009, 2008 and 2007, respectively, are as follows:
	2009	2008	2007
Deferred Tax Assets (Liabilities):
Statutory Depletion Carry Forward	$894,590	$902,529	$689,985
Net Operating Loss	1,740,853	1,094,343	421,982
Other	171,727	103,979	8,024
Mark to Market Securities	(323,757)	91,823	0
Capital Loss / AMT Credit Carry Forward	76,410	44,117	18,915
Charitable Contributions Carry Forward	6,495	6,397	383
Allowance for Doubtful Accounts	367,878	332,499	209,179
Oil and Gas Properties and Fixed Assets	2,780,655	2,988,018	(1,577,216)
	$5,714,851	$5,563,705	$(228,748)
Valuation Allowance	298,194	-	(134,847)
Net Deferred Tax Asset (Liability)	$5,416,657	$5,563,705	$(363,595)

Deferred Tax Assets:
Current	$0	$534,698	$217,586
Non-current	5,740,414	5,029,007	0
Deferred Tax Liabilities:
Current	(323,757)	0	0
Non-current	0	0	(581,181)
Net Deferred Tax Asset (Liability)	$5,416,657	$5,563,705	$(363,595)

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

NOTE 17:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2009
Revenues	$2,268,170	$1,300,395	$1,211,718	$3,845,302	$8,625,585
Operating income (loss)	(1,441,102)	(460,701)	(1,320,028)	74,962	(3,146,869)
Net income (loss)	$(891,056)	$(294,731)	$(828,825)	$(182,531)	$(2,197,143)
Earnings (loss) per share
Diluted	$(0.10)	$(0.03)	$(0.10)	$(0.02)	$(0.24)
Basic	$(0.10)	$(0.03)	$(0.10)	$(0.02)	$(0.24)

2008
Revenues	$2,990,257	$4,710,567	$4,958,322	$6,514,968	$19,174,114
Operating income (loss)	(1,321,506)	1,219,065	2,128,256	(16,388,700)	(14,362,885)
Net income (loss)	$(927,460)	$760,230	$1,373,491	$(9,983,875)	$(8,777,614)
Earnings (loss) per share
Diluted	$(0.12)	$0.09	$0.16	$(1.21)	$(1.06)
Basic	$(0.12)	$0.09	$0.16	$(1.21)	$(1.06)

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

NOTE 19:  RESTATEMENT TO REFLECT FAIR VALUE OF AVAILABLE FOR SALE SECURITIES

Subsequent to the issuance of the financial statements of the Company as of December 31, 2009, and for the year then ended, it was discovered that the fair value of certain available for sale securities had not been recorded.  Accordingly, the financial statements as of December 31, 2009, and of the year then ended have been restated to reflect the fair value of the securities totaling $1,000,320 related to the Company’s available for sale securities described in Note 1 and other comprehensive income related to the securities was increased by $676, 563.  A deferred income tax liability of $323,757 for the year ended December 31, 2009, was also recorded in connection with these adjustments.

The cumulative effect of the matters described above on the accompanying financial statements as of December 31, 2009, and for the year then ended was as follows:

	As Previously
	Reported	As Restated

Available for sale securities	0	1,000,320
Total current assets	8,016,490	9,016,890
Total assets	22,564,143	23,564,463
Current portion of deferred tax liability	0	323,757
Total current liabilities	10,159,009	10,482,766
Total liabilities	13,113,370	13,347,127
Accumulated other comprehensive income (loss)	0	676,563
Total paid in capital and accumulated deficit	9,285,302	9,961,865
Total stockholders’ equity	9,450,773	10,127,336
Total liabilities and stockholders’ equity	22,564,143	23,564,463

Other Comprehensive Income:
Unrealized gain (loss) before tax	352,145	1,352,465
Other comprehensive income (loss) before tax	231,876	1.232.196
Income tax expense (benefit) related to items
Of other comprehensive income	91,823	415,580
Other comprehensive income (loss), net of tax	140,053	816,616
Comprehensive income (loss)	(2,057,090)	(1,380,527)

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