Form 10-Q/A
period 2010-03-31
ROYALE ENERGY INC
filed 2010-08-05
CIK 864839

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

Because an ascertainable market price of the Settlement Stock existed at March 31, 2010, the Settlement Stock has been classified as available for sale securities as of that date.  The classification caused an adjustment on the Balance Sheet as of March 31, 2010, as follows:

•	Total Current Assets and Total Assets of the Company were adjusted upward by approximately $1.16 million; and
•
Approximately $429,000 was recorded under Current Liabilities as Current Portion of Deferred Tax Liability, and approximately $728,000 was recorded under Stockholders’ Equity as Accumulated Other Comprehensive Income (Loss).

The restatement resulted in recording an increase in unrealized holding gain of $156,480 for the three months ended March 31, 2010, in Other Comprehensive Income of the Company’s Statement of Operations, but no change occurred in the Company’s Net Income (Loss) or Earnings per Share as a result of the restatement.  See, the Company’s Unaudited Financial Statements – Balance Sheets, pages 1-2, Statements of Operations, page 3, and Note 7 – Fair Value Measurements, pages 10-11.

This amendment on Form 10-Q/A contains no changes other than those described above.

-ii-

PART I.                      FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$2,968,506	$3,835,282
Accounts Receivable	2,255,740	2,493,108
Prepaid Expenses	573,032	842,226
Available for Sale Securities	1,156,800	1,000,320
Inventory	845,874	845,874

Total Current Assets	7,799,952	9,016,810

Other Assets	6,946	6,946
Deferred Tax Asset-Noncurrent	5,960,403	5,740,414

Oil and Gas Properties, at cost, (successful efforts basis),
Equipment and Fixtures	9,036,537	8,800,293

Total Assets	$22,803,838	$23,564,463

See notes to unaudited financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$4,727,319	$5,128,987
Current Portion of Long-Term Debt	36,667	50,417
Current Portion of Deferred Tax Liability	429,173	323,757
Deferred Revenue from Turnkey Drilling	4,935,200	4,979,605

Total Current Liabilities	10,128,359	10,482,766

Noncurrent Liabilities:
Asset Retirement Obligation	544,704	514,361
Long-Term Debt, Net of Current Portion	2,280,000	2,440,000

Total Noncurrent Liabilities	2,824,704	2,954,361

Total Liabilities	12,953,063	13,437,127

Stockholders' Equity:
Common Stock, no par value, authorized 20,000,000 shares,
10,275,685 and 10,257,827 shares issued; 10,243,066 and
10,225,208 shares outstanding, respectively	27,246,740	27,246,740
Convertible preferred stock, Series AA, no par value,
147,500 shares authorized; 52,784 and 52,784 shares
issued and outstanding, respectively	154,014	154,014
Accumulated Deficit	(18,487,967)	(18,115,452)
Accumulated Other Comprehensive Income (Loss)	727,627	676,563

Total Paid in Capital and Accumulated Deficit	9,640,414	9,961,865
Less Cost of Treasury Stock 32,619 and 32,619 shares	(179,376)	(179,376)
Additional Paid in Capital	389,737	344,847

Total Stockholders' Equity	9,850,775	10,127,336

Total Liabilities and Stockholders' Equity	$22,803,838	$23,564,463

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

	2010	2009
	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$790,781	$838,577
Turnkey drilling	724,828	1,290,467
Supervisory Fees and Other	133,370	139,126

Total Revenues	1,648,979	2,268,170

Costs and Expenses:
General and Administrative	941,045	903,782
Turnkey Drilling and Development	454,086	1,220,694
Lease Operating	258,409	446,938
Bad Debt Expense	0	15,865
Legal and Accounting	191,997	366,511
Marketing	150,752	212,707
Depreciation, Depletion and Amortization	239,685	542,775

Total Costs and Expenses	2,235,974	3,709,272

Income (Loss) From Operations	(586,995)	(1,441,102)
Other Expense:
Interest expense	5,509	18,961

Income (Loss) Before Income Tax Expense	(592,504)	(1,460,063)
Income Tax Provision (Benefit)	(219,989)	(569,007)

Net Income (Loss)	$(372,515)	$(891,056)

Basic Earnings Per Share:
Net Income available to common stock	$(0.04)	$(0.10)

Diluted Earnings Per Share	$(0.04)	$(0.10)

Other Comprehensive Income
Unrealized Gain (Loss) on Equity Securities	$156,480	$31,014

Other Comprehensive Income (Loss), before tax	156,480	31,014
Income Tax Expense (Benefit) Related to Items of
Other Comprehensive Income	105,416	13,688

Other Comprehensive Income, net of tax	51,064	17,326

Comprehensive Income (Loss)	$(321,451)	$(873,730)

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(372,515)	$(891,056)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation, Depletion and Amortization	239,685	542,775
Bad Debt Expense	0	15,865
Stock-Based Compensation, net of adjustments	44,890	39,376
(Increase) Decrease in:
Accounts Receivable	237,368	1,577,003
Prepaid Expenses and Other Assets	269,194	832,773
Increase (Decrease) in:
Accounts Payable and Accrued expenses	(371,325)	(2,074,284)
Deferred Revenues - DWI	(44,405)	3,780
Deferred Income Taxes	(219,989)	(611,912)

Net Cash Used by Operating Activities	(217,097)	(565,680)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties
and Other Capital Expenditures	(475,929)	(190,959)
Proceeds from Sale of Assets	0	0
Purchase of Equity Securities	0	(7,991)

Net Cash Used by Investing Activities	(475,929)	(198,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	2,280,000	4,454,181
Principal Payments on Long-Term Debt	(2,453,750)	(1,975,974)

Net Cash Provided (Used) by Financing Activities	(173,750)	2,478,207

Net Increase (Decrease) in Cash and Cash Equivalents	(866,776)	1,713,577

Cash at Beginning of Year	3,835,282	1,330,739

Cash at End of Period	$2,968,506	$3,044,316

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$2,825	$18,961

Cash Paid for Taxes	$4,168	$42,905

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the three months ended March 31, 2010, and 2009:

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Three Months Ended March 31, 2010:
Revenues from External Customers	$790,781	$724,828	$1,515,609

Supervisory Fees	$131,131	$0	$131,131

Interest Revenue	$0	$2,239	$2,239

Interest Expense	$2,755	$2,754	$5,509

Expenditures for Segment Assets	$926,904	$1,069,385	$1,996,289

DD&A	$227,701	$11,984	$239,685

Income Tax (Benefit)	$(87,419)	$(132,570)	$(219,989)

Total Assets	$22,803,838	$0	$22,803,838

Net Loss	$(148,029)	$(224,486)	$(372,515)

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Three Months Ended March 31, 2009:
Revenues from External Customers	$838,577	$1,290,467	$2,129,044

Supervisory Fees	$138,357	$0	$138,357

Interest Revenue	$0	$769	$769

Interest Expense	$9,481	$9,480	$18,961

Expenditures for Segment Assets	$1,205,771	$1,960,726	$3,166,497

DD&A	$515,636	$27,139	$542,775

Income Tax (Benefit)	$(284,504)	$(284,503)	$(569,007)

Total Assets	$23,763,946	$0	$23,763,946

Net Loss	$(469,450)	$(421,606)	$(891,056)

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

In January 2000, Royale Energy received 96,000 shares (as adjusted for a later stock split) in a new start up company (the “Settlement Stock”) as part of a settlement in an action filed against a former consultant.  At the time of the settlement, the value of the Settlement Stock was undeterminable because there was no market for the start-up’s stock.  In September 2009, issuer of the Settlement Stock conducted an initial public offering of stock, and a market for its shares was established.  At March 31, 2010, the fair value of these shares was $1,156,800 and they were classified as available for sale securities.  The fair value was determined using the number of shares owned as of the last day of the reporting period multiplied by the market price of those securities on that day.  At March 31, 2009, Royale Energy reported the fair value of $257,943 in available for sale securities.  For the purposes of identifying related costs to its available for sale securities, the Company uses a specific identification method. On March 31, 2009, the total cost for those securities amounted to $458,804. For the quarter ended March 31, 2010 and 2009, unrealized holding gains of $51,064 and $17,326, respectively were recorded in the other comprehensive income (loss) section of the Statement of Operations.  These unrealized holding gains included the income tax effect of $105,416 and $13,688, respectively.

The table below summarizes Royale’s fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall:

Description	March 31, 2010	Level 1	March 31, 2009	Level 1
Available for Sale Securities	$1,156,800	$1,156,800	$257,943	$257,943

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

Capital Resources and Liquidity

At March 31, 2010, Royale Energy had current assets totaling $7,799,952 and current liabilities totaling $10,128,359, a $2,328,407 working capital deficit.  We had cash and cash equivalents at March 31, 2010, of $2,968,506 compared to $3,835,282 at December 31, 2009.

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