Form 10-Q
period 2010-06-30
ROYALE ENERGY INC
filed 2010-08-05
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  [   ]     No  [X]

At June 30, 2010, a total of 10,243,066 shares of registrant’s common stock were outstanding.

-ii-

PART I.                      FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$3,209,789	$3,835,282
Accounts Receivable	2,086,360	2,493,108
Prepaid Expenses	838,293	842,226
Available for Sale Securities	713,830	1,000,320
Inventory	839,374	845,874

Total Current Assets	7,687,646	9,016,810

Other Assets	6,946	6,946
Deferred Tax Asset-Noncurrent	5,324,340	5,740,414

Oil and Gas Properties, at cost, (successful efforts basis),
Equipment and Fixtures	8,721,276	8,800,293

Total Assets	$21,740,208	$23,564,463

See notes to unaudited financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$4,822,904	$5,128,987
Current Portion of Long-Term Debt	22,917	50,417
Current Portion of Deferred Tax Liability	263,998	323,757
Deferred Revenue from Turnkey Drilling	3,353,678	4,979,605

Total Current Liabilities	8,463,497	10,482,766

Noncurrent Liabilities:
Asset Retirement Obligation	547,605	514,361
Long-Term Debt, Net of Current Portion	2,040,000	2,440,000

Total Noncurrent Liabilities	2,587,605	2,954,361

Total Liabilities	11,051,102	13,437,127

Stockholders' Equity:
Common Stock, no par value, authorized 20,000,000 shares,
10,275,685 and 10,257,827 shares issued; 10,243,066 and
10,225,208 shares outstanding, respectively	27,246,740	27,246,740
Convertible preferred stock, Series AA, no par value,
147,500 shares authorized; 52,784 and 52,784 shares
issued and outstanding, respectively	154,014	154,014
Accumulated Deficit	(17,412,573)	(18,115,452)
Accumulated Other Comprehensive Income	445,674	676,563

Total Paid in Capital and Accumulated Deficit	10,443,855	9,961,865
Less Cost of Treasury Stock 32,619 and 32,619 shares	(179,376)	(179,376)
Additional Paid in Capital	434,627	344,847

Total Stockholders' Equity	10,689,106	10,127,336

Total Liabilities and Stockholders' Equity	$21,740,208	$23,564,463

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$634,630	$622,928	$1,425,411	$1,461,505
Turnkey drilling	3,253,736	518,907	3,978,564	1,809,374
Supervisory Fees and Other	226,821	158,560	360,191	297,686

Total Revenues	4,115,187	1,300,395	5,764,166	3,568,565

Costs and Expenses:
General and Administrative	1,008,763	854,201	1,949,808	1,757,983
Turnkey Drilling and Development	649,518	(334,150)	1,103,604	886,544
Lease Operating	336,600	332,934	595,009	779,872
Lease Impairment	114,048	15,359	114,048	15,359
Bad Debt Expense	0	13,700	0	29,565
Legal and Accounting	62,563	161,908	254,560	528,419
Marketing	152,649	168,313	303,401	381,020
Depreciation, Depletion and Amortization	238,937	515,349	478,622	1,058,124

Total Costs and Expenses	2,563,078	1,727,614	4,799,052	5,436,886

Loss on Sale of assets	0	(33,482)	0	(33,482)

Income (Loss) From Operations	1,552,109	(460,701)	965,114	(1,901,803)
Other Income (Expense):
Interest Expense	(5,035)	(22,135)	(10,544)	(41,096)
Gain on Sale of Marketable Securities	164,383	0	164,383	0

Income Before Income Tax Expense	1,711,457	(482,836)	1,118,953	(1,942,899)
Income tax provision	636,063	(188,105)	416,074	(757,112)

Net Income (Loss)	$1,075,394	$(294,731)	$702,879	$(1,185,787)

Diluted Earnings (Loss) Per Share	$0.10	$(0.03)	$0.06	$(0.14)

Basic Earnings (Loss) Per Share	$0.11	$(0.03)	$0.07	$(0.14)

Other Comprehensive Income
Unrealized Gain (Loss) on Equity Securities	$(611,512)	$110,855	$(455,032)	$141,869
Less: Reclassification Adjustment for Losses
(Gains) Included in Net Income	(164,383)	28,648	(164,383)	28,648

Other Comprehensive Income (Loss), before tax	(447,129)	82,207	(290,649)	113,221
Income Tax Expense (Benefit) Related to Items of
Other Comprehensive Income (Loss)	(165,175)	31,978	(59,759)	45,666

Other Comprehensive Income (Loss), net of tax	(281,954)	50,229	(230,890)	67,555

Comprehensive Income (Loss)	$793,740	$(244,502)	$471,989	$(1,118,232)
See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$702,879	$(1,185,787)
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided (Used) by Operating Activities:
Depreciation, Depletion and Amortization	478,622	1,058,124
Lease Impairment	114,048	15,359
Loss on Sale of Assets	0	33,482
Realized (Gain)/Loss on Equity Securities	(164,383)	28,648
Bad Debt Expense	0	29,565
Stock-Based Compensation, net of adjustments	89,780	89,783
(Increase) Decrease in:
Accounts Receivable	406,748	1,741,904
Prepaid Expenses and Other Assets	10,433	1,811,300
Increase (Decrease) in:
Accounts Payable and Accrued expenses	(272,839)	(4,426,772)
Deferred Revenues - DWI	(1,625,927)	699,490
Deferred Income Tax expense (benefit)	416,074	(800,017)

Net Cash Provided (Used) by Operating Activities	155,435	(904,921)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties
and Other Capital Expenditures	(513,653)	(218,517)
Proceeds from Sale of Assets	0	1,500
Purchase of Equity Securities	(4,159)	(8,399)
Sale of Equity Securities	164,384	20,026

Net Cash Used by Investing Activities	(353,428)	(205,390)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	4,320,000	4,654,181
Principal Payments on Long-Term Debt	(4,747,500)	(3,975,974)

Net Cash Provided (Used) by Financing Activities	(427,500)	678,207

Net Decrease in Cash and Cash Equivalents	(625,493)	(432,104)

Cash at Beginning of Year	3,835,282	1,330,739

Cash at End of Period	$3,209,789	$898,635

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$4,258	$41,096

Cash Paid for Taxes	$4,168	$42,905

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING & FINANCING ACTIVITIES:

Other Comprehensive Income Items
Unrealized Gain (Loss) on Equity Securities	(290,649)	$113,221
Income Tax Expense (Benefit) Relating to Items of
Other Comprehensive Income (Loss)	(59,759)	45,666

Other Comprehensive Income (Loss), net of tax	(230,890)	$67,555

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

NOTE 2 – EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Six Months ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$702,879	10,241,783	$0.07

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	-	954,159	(0.01)

Net income available to common stock	$702,879	11,195,942	$0.06

	For the Six Months ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$(1,185,787)	8,506,098	$(0.14)

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net income available to common stock	$(1,185,787)	8,506,098	$(0.14)

For the six months ended June 30, 2009, Royale Energy had dilutive securities of 26,392.  These securities were not included in the dilutive loss per share due to their anti-dilutive nature.

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	June 30, 2010	December 31, 2009
Oil and Gas
Producing properties, including drilling costs	$24,065,861	$23,746,696
Undeveloped properties	532,815	570,831
Lease and well equipment	9,339,271	9,251,307
	33,937,947	33,568,834
Accumulated depletion, depreciation & amortization	(25,933,229)	(25,512,869)
	8,004,718	8,055,965
Commercial and Other
Real estate, including furniture and fixtures	$502,344	$502,344
Vehicles	255,496	255,496
Furniture and equipment	1,264,098	1,258,439
	2,021,938	2,016,279
Accumulated depreciation	(1,305,380)	(1,271,951)
	716,558	744,328

	$8,721,276	$8,800,293

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

	Six Months ended June 30,
	2010	2009
Beginning balance at January 1	$0	$0
Additions to capitalized exploratory well costs pending the determination of proved reserves	433,220	0
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(433,220)	(0)
Ending balance at June 30	$0	$0

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

During the March 2008 Board of Directors meeting, directors and executive officers of Royale Energy were each granted 45,000 options, a total of 360,000 options, to purchase common stock at an exercise or base price of $3.50 per share.  These options are to be vested in three parts with 120,000 vesting on March 31, 2008, 2009, and 2010, respectively.  The options were granted for a legal life of four years with a service period of three years.  Royale Energy recorded compensation expense of $37,374 in the first six months of 2010 and 2009 relating to these options. The total income tax benefits recognized in the income statement for these option arrangements were $13,903 in 2010 and $14,538 in 2009.

In November 2008, the Board of Directors granted the directors and executive officers of Royale Energy 95,000 shares of restricted common stock.  The number of granted shares will double to 190,000 shares of common stock if Royale’s stock price reaches $15 a share during the period.  The grant is to be vested in three parts; 31,667 or 63,334 shares, depending on Royale’s stock price, will vest on November 30, 2010 and 2011.  The first 31,665 shares vested on November 30, 2009.  Royale has recognized share-based compensation expense of $52,406 and $19,495 as a tax benefit in the first two quarters of 2010 relating to this grant.  During the same time period in 2009, Royale recognized $52,409 in compensation expense resulting in a $20,387 tax benefit relating to this stock grant.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the six months ended June 30, 2010, and 2009:

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Six Months Ended June 30, 2010:
Revenues from External Customers	$1,425,411	$3,978,564	$5,403,975

Supervisory Fees	353,284	0	353,284

Interest Revenue	0	6,907	6,907

Interest Expense	5,272	5,272	10,544

Expenditures for Segment Assets	1,895,586	2,310,796	4,206,382

DD&A	454,691	23,931	478,622
Lease Impairment	57,024	57,024	114,048
Gain on Sale of Marketable Securities	0	164,383	164,383

Income Tax Expense	(235,703)	651,777	416,074

Total Assets	$20,653,198	$1,087,010	$21,740,208

Net Income (Loss)	$(398,175)	$1,101,054	$702,879

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Six Months Ended June 30, 2009:
Revenues from External Customers	$1,461,505	$1,809,374	$3,270,879

Supervisory Fees	295,792	0	295,792

Interest Revenue	0	1,894	1,894

Interest Expense	20,548	20,548	41,096

Expenditures for Segment Assets	2,146,292	2,217,111	4,363,403

DD&A	1,005,218	52,906	1,058,124
Lease Impairment	7,680	7,679	15,359
Loss on Sale of Assets	(33,482)	0	(33,482)

Income Tax (Benefit)	(567,346)	(189,766)	(757,112)

Total Assets	$19,107,418	$1,005,654	$20,113,072

Net Loss	$(888,577)	$(297,210)	$(1,185,787)

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

In January 2000, Royale Energy received 96,000 shares (as adjusted for a later stock split) in a new start up company (the “Settlement Stock”) as part of a settlement in an action filed against a former consultant.  At the time of the settlement, the value of the Settlement Stock was undeterminable because there was no market for the start-up’s stock.  In September 2009, issuer of the Settlement Stock conducted an initial public offering of stock, and a market for its shares was established.  At June 30, 2010 the fair value of the remaining portion of the Settlement Stock was $710,830, and the shares were classified as available for sale securities.

At June 30, 2010 and 2009, Royale Energy reported the fair value of $713,830 and $291,884 in available for sale securities, respectively.  The fair value was determined using the number of shares owned as of the last day of the reporting period multiplied by the market price of those securities on that day.   For the purposes of identifying related costs to its available for sale securities, the Company uses a specific identification method. On June 30, 2009, the total cost for those securities amounted to $410,539. For the six months ended June 30, 2010, an unrealized holding loss of $230,890 was recorded in the other comprehensive income (loss) section of the Statement of Operations.  The unrealized holding loss included an income tax benefit of $59,759.  Royale also recognized a realized gain of $164,383 and a related income tax expense of $61,150 from the partial liquidation of the Settlement Stock for the period ending June 30, 2010.  For the six months ended June 30, 2009, an unrealized holding gain of $67,555 was recorded in the other comprehensive income (loss) section of the Statement of Operations. The unrealized holding gain included the income tax effect of $45,666.

  The table below summarizes Royale’s fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall:

Description	June 30, 2010	Level 1	December 31, 2009	Level 1
Available for Sale Securities	$713,830	$713,830	$1,000,320	$1,000,320

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

Results of Operations

For the six months ended June 30, 2010, we had net income of $702,879, a $1,888,666 improvement when compared to the net loss of $1,185,787 during the first six months of 2009.  Total revenues for the first six months of 2010 were $5,764,166, an increase of $2,195,601 or 61.5% from the total revenues of $3,568,565 during the period in 2009.  This increase in revenues was mainly the result of higher turnkey drilling revenues due to an increase in the number of wells drilled during the period.  For the quarter ended June 30, 2010, our net income was $1,075,394, a $1,370,125 improvement compared to a net loss of $294,731, also the result of higher turnkey drilling revenues.

In the first six months of 2010, revenues from oil and gas production decreased $36,094 or 2.5% to $1,425,411 from 2009 first half revenues of $1,461,505, due to lower production volume which was offset by higher commodity prices.  The net sales volume of natural gas for the six months ended June 30, 2010, was approximately 249,152 Mcf with an average price of $4.75 per Mcf, versus 322,789 Mcf with an average price of $3.97 per Mcf for the first six months of 2009.  This represents a decrease in net sales volume of 73,637 Mcf or 22.8%, mainly due to the natural declines in production from existing wells.  For the quarter ended June 30, 2010, revenues from oil and gas increased to $634,630 from $622,928 received during the same period in 2009.  During the second quarter in 2010, we produced 123,326 Mcf with an average price of $4.22 per Mcf versus 145,861 Mcf produced during the same quarter in 2009 with an average price of $3.45 per Mcf, which represents a 22,535 Mcf or 15.5% decrease in net sales volume.  The net sales volume for oil and condensate (natural gas liquids) was 3,419 barrels with an average price of $70.85 per barrel for the first six months of 2010, compared to 4,358 barrels at an average price of $41.30 per barrel for the first six months in 2009.  This represents a decrease in net sales volume of 939 barrels, or 21.5%.  For the second quarter of 2010, oil and condensate production decreased 775 barrels, or 32.9%, from 2,356 barrels produced in 2009 to 1,581 barrels produced in the same period in 2010.  This decrease was mainly due to the natural declines in production from existing wells.

Oil and natural gas lease operating expenses decreased by $184,863 or 23.7%, to $595,009 for the six months ended June 30, 2010, from $779,872 for the same period in 2009.   This decrease was mainly due to lower workover costs, lower production, and other reduced lease operating costs during the period in 2010.  For the second quarter of 2010, lease operating expenses increased $3,666 or 1.1% over the same period in 2009.

For the six months ended June 30, 2010, turnkey drilling revenues increased $2,169,190 or 119.9% to $3,978,564 from $1,809,374 during the same period in 2009.  We also had a $217,060 or 24.5% increase in turnkey drilling and development costs to $1,103,604 in 2010 from $886,544 in 2009. In the second quarter of 2010, turnkey drilling revenues increased $2,734,829 or 527% from $518,907 during the period in 2009 to $3,253,736 in 2010.  Also, during the second quarter in 2010, our turnkey drilling costs increased by $983,668 to $649,518 in 2010 from a negative balance during the period in 2009 of $334,150 stemming from adjustments on previously drilled wells with lower than anticipated drilling costs.  Turnkey drilling revenues increased due to a greater number of wells drilled in the first six months of 2010 than in 2009.  For the first half of 2010, we reached total depth on five wells, while during the same period in 2009 we reached total depth on two wells.  Turnkey drilling costs rose due to an increase in drilling activity during 2010, and the absence of drilling adjustments recognized in 2009.  We anticipate drilling activity to continue in the next quarter as we have processed permits for several new wells, and expect to drill three California wells during the third quarter of 2010.  To date, we have successfully drilled one of these California wells.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense.  Impairment losses of $114,048 and $15,359 were recorded in the first six months of 2010 and 2009, respectively.  These impairments were mainly due to various lease and land costs that were no longer viable.  Also during the period in 2009, we recorded losses of $33,482 on the sales of non-oil and gas assets.

The aggregate of supervisory fees and other income was $360,191 for the six months ended June 30, 2010, an increase of $62,505 (21%) from $297,686 during the same period in 2009.  Second quarter 2010 supervisory fees and other income increased $68,261, or 43.1%, to $226,821 from $158,560 in 2009.    These increases were due to licensing fees received for certain portions of our seismic data offset by lower cost recovery fees on facilities due to lower natural gas production.

Depreciation, depletion and amortization expense decreased to $478,622 from $1,058,124, a decrease of $579,502 (54.8%) for the six months ended June 30, 2010, as compared to the same period in 2009. This decrease in depletion expense was mainly due to the decrease in our oil and gas assets from our 2009 and 2008 impairments.

General and administrative expenses increased by $191,825, or 10.9%, from $1,757,983 for the six months ended June 30, 2009, to $1,949,808 for the period in 2010.  Second quarter 2010 general and administrative expense increased $154,562, or 18.1% from $854,201 in 2009 compared to $1,008,763 in 2010.   These increases were primarily due to increased employee related costs.

Marketing expense for the six months ended June 30, 2010, decreased $77,619, or 20.4%, to $303,401 compared to $381,020 for the same period in 2009.  For the second quarter, marketing expenses decreased $15,664, or 9.3%, to $152,649 from $168,313 for the same period in 2009.   Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $254,560 for the first six months of 2010, compared to $528,419 for same period in 2009, a $273,859 or 51.8% decrease.  For the second quarter 2010, legal and accounting expenses decreased by $99,345, or 61.4% from the same period last year.  The decrease in legal and accounting expense was a result of higher legal fees in 2009 primarily related to the Pioneer litigation and the establishing of Royale’s new credit facility with Texas Capital Bank.

Interest expense decreased to $10,544 for the two quarters ended June 30, 2010, from $41,096 for the same period in 2009, a $30,552, or 74.3% decrease. This was due to a decrease in the usage of our bank line of credit.  For the six months ended June 30, 2010, we had income tax expense of $416,074 due to a net operating profit.  However, for the same period in 2009, we had an income tax benefit of $757,112 due to a net operating loss.

During the second quarter of 2010, we received title to  securities stemming from a litigation settlement received approximately 10 years ago, the securities at that time had an undeterminable value.  In June 2010, Royale began to liquidate its position and, as of the date of this filing, has fully liquidated its position.  For the first six months of 2010, the Company has recognized a net unrealized holding loss of $230,890 in the other comprehensive income section of the Statement of Operations, and a realized gain of $164,383 from the partial liquidation of these securities in the other income section of the Statement of Operations.

Capital Resources and Liquidity

At June 30, 2010, Royale Energy had current assets totaling $7,687,646 and current liabilities totaling $8,463,497, a $775,851 working capital deficit.  We had cash and cash equivalents at June 30, 2010, of $3,209,789 compared to $3,835,282 at December 31, 2009.

In February 2009, we entered into a revolving credit agreement with Texas Capital Bank, N.A. secured by our oil and gas properties, of up to $14,250,000.  We also entered into a separate letter of credit facility with Texas Capital Bank of up to $750,000, for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes.  Under the terms of the agreement, Royale Energy may borrow, repay, and reborrow funds as necessary.  At June 30, 2010, we had a current borrowing base of $2,750,000 and outstanding indebtedness on this loan of $2,040,000.  Unused available credit from this revolving line of credit totaled $710,000 at June 30, 2010.

At June 30, 2010, we were in compliance with all financial covenants of our loan agreement with the bank, and we are not in default on any principal, interest or sinking fund payment.

At June 30, 2010, our accounts receivable totaled $2,086,360, compared to $2,493,108 at December 31, 2009, a $406,748 (16.3%) decrease, primarily due to lower receivables of oil and natural gas revenues.  At June 30, 2010, our accounts payable and accrued expenses totaled $4,822,904, a decrease of $306,083 or 6% from the accounts payable at December 31, 2009, of $5,128,987, mainly due to paying down our accounts payable.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  We believe that we have sufficient liquidity for the remainder of 2010 and do not foresee any liquidity demands that cannot be met from cash flow or financing activities.

Operating Activities.  For the six months ended June 30, 2010, cash provided by operating activities totaled $155,435 compared to cash used by operating activities of $904,921 for the same period in 2009, a $1,060,356 difference.   This difference was mainly due to the reduction in decreases in Accounts Payable and Accrued Expenses.  At the end of 2008, we had drilled or begun to drill several expensive wells.  These new wells caused our December 31, 2008 Accounts Payable and Accrued Expense balances to increase significantly.  Then during the first half of 2009, we had paid down approximately $4 million in related payables and accrued expense.  However, for the same time period during late 2009, the wells we drilled were not as expensive, which resulted in fewer payable and accrued expenses to pay down during the first half of 2010.

Investing Activities.  Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $353,428 for the six month period ended June 30, 2010, compared to $205,390 used by investing activities for the same period in 2009, a $148,038 or 72.1% increase in cash used.  This rise in capital acquisition costs was also the result of our increased drilling activity in 2010, as three more wells were drilled during the first six months of 2010 than 2009.

Financing Activities.  For the six months ended June 30, 2010, cash used by financing activities amount to $427,500 compared to cash provided by financing activity of $678,207 for the same period in 2009.  This difference was primarily due to entering into the new credit agreement with Texas Capital Bank, and drawing down less on our new credit line to fund continued drilling and corporate operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $4.10 per Mcf to a high of $5.79 per Mcf for the first six months of 2010.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.   Controls and Procedures

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2010.

No changes occurred in our internal control over financial reporting during the six months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1 Legal Proceedings

National Fuel Corporation (“NFC”) v. Royale Energy, Inc., No. 080800735, Uintah County, Utah. NFC filed the current lawsuit seeking to challenge a settlement agreement from a prior lawsuit over management of property in which Royale is the 75% owner and operator and NFC is a non-operator with a 25% ownership.  The last actions taken were Depositions Duces Tecum taken of Company personnel by the counsel for National Fuel Corporation.  The Company is preparing to depose NFC personnel on August 4-5, 2010.  The case remains active and the Company intends to defend itself vigorously.

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