Form 10-K/A
period 2009-12-31
ROYALE ENERGY INC
filed 2010-09-07
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2 to
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

Royale Energy, Inc.

Date:	September 2, 2010	/s/ Donald H.. Hosmer
Donald H.. Hosmer
Co-President and Co-Chief Executive Officer
Date:	September 2, 2010	/s/ Stephen M. Hosmer
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

The technical persons responsible for preparing the reserves estimates presented in the report of Netherland, Sewell & Associates, Inc. meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.  Netherland, Sewell & Associates, Inc. is a firm of independent petroleum engineers, geologists, geophysicists, and petrophysicists; and do not own an interest in our properties and are not employed on a contingent basis.

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

Extensions, discoveries and improved recovery at December 31, 2009, consisted of new discoveries of proved developed producing and proved developed non-producing reserves of 2,226,380 MCF that were added as a result of three new wells that were successfully drilled in 2009.  All three wells are currently producing gas wells as of August 2010.

In 2009, we decided not to drill two locations that had previously been classified as having proved undeveloped reserves, and therefore we reduced our proved undeveloped reserves by 136,406 MCF, to 55,196 MCF.  The remaining proved undeveloped reserves at year end in 2009 consisted of one location with reserves which had been identified in a prior year.  This location was not developed during 2009.

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