Form 10-Q
period 2010-09-30
ROYALE ENERGY INC
filed 2010-10-28
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  [   ]     No  [X]

At September 30, 2010, a total of 10,243,066 shares of registrant’s common stock were outstanding.

-ii-

PART I.                      FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$2,624,098	$3,835,282
Accounts Receivable	1,629,668	2,493,108
Prepaid Expenses	295,539	842,226
Available for Sale Securities	0	1,000,320
Inventory	909,232	845,874

Total Current Assets	5,458,537	9,016,810

Other Assets	6,946	6,946
Deferred Tax Asset-Noncurrent	5,160,853	5,740,414

Oil and Gas Properties, at cost, (successful efforts basis),
Equipment and Fixtures	9,292,000	8,800,293

Total Assets	$19,918,336	$23,564,463

See notes to unaudited financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$3,770,441	$5,128,987
Current Portion of Long-Term Debt	9,167	50,417
Current Portion of Deferred Tax Liability	0	323,757
Deferred Revenue from Turnkey Drilling	2,523,691	4,979,605

Total Current Liabilities	6,303,299	10,482,766

Noncurrent Liabilities:
Asset Retirement Obligation	550,515	514,361
Long-Term Debt, Net of Current Portion	2,500,000	2,440,000

Total Noncurrent Liabilities	3,050,515	2,954,361

Total Liabilities	9,353,814	13,437,127

Stockholders' Equity:
Common Stock, no par value, authorized 20,000,000 shares,
10,275,685 and 10,257,827 shares issued; 10,243,066 and
10,225,208 shares outstanding, respectively	27,246,740	27,246,740
Convertible preferred stock, Series AA, no par value,
147,500 shares authorized; 52,784 and 52,784 shares
issued and outstanding, respectively	154,014	154,014
Accumulated Deficit	(17,136,373)	(18,115,452)
Accumulated Other Comprehensive Income	0	676,563

Total Paid in Capital and Accumulated Deficit	10,264,381	9,961,865
Less Cost of Treasury Stock 32,619 and 32,619 shares	(179,376)	(179,376)
Additional Paid in Capital	479,517	344,847

Total Stockholders' Equity	10,564,522	10,127,336

Total Liabilities and Stockholders' Equity	$19,918,336	$23,564,463

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$618,282	$673,916	$2,043,693	$2,135,421
Turnkey drilling	1,646,971	395,879	5,625,535	2,205,253
Supervisory Fees and Other	170,603	141,923	530,794	439,609

Total Revenues	2,435,856	1,211,718	8,200,022	4,780,283

Costs and Expenses:
General and Administrative	917,033	905,168	2,866,841	2,663,151
Turnkey Drilling and Development	760,816	6,842	1,864,420	893,386
Lease Operating	279,098	358,553	874,107	1,138,425
Lease Impairment	87,835	82,716	201,883	98,075
Bad Debt Expense	0	172,839	0	202,404
Legal and Accounting	275,718	128,862	530,278	657,281
Marketing	154,279	269,166	457,680	650,186
Depreciation, Depletion and Amortization	252,685	515,980	731,307	1,574,104

Total Costs and Expenses	2,727,464	2,440,126	7,526,516	7,877,012

Loss on Sale of assets	(3,310)	0	(3,310)	(4,833)

Income (Loss) From Operations	(294,918)	(1,228,408)	670,196	(3,101,562)
Other Income (Expense):
Interest Expense	(8,691)	(38,528)	(19,235)	(79,624)
Gain (Loss) on Marketable Securities	743,296	(91,620)	907,679	(120,269)

Income Before Income Tax Expense	439,687	(1,358,556)	1,558,640	(3,301,455)
Income tax provision (benefit)	163,487	(529,731)	579,561	(1,286,843)

Net Income (Loss)	$276,200	($828,825)	$979,079	($2,014,612)

Basic Earnings (Loss) Per Share	$0.03	($0.10)	$0.10	($0.23)

Diluted Earnings (Loss) Per Share	$0.02	($0.10)	$0.09	($0.23)

Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Equity Securities	$(1,452,967)	$1,258,596	$(1,907,999)	$1,400,465
Less: Reclassification Adjustment for Losses
(Gains) Included in Net Income	(743,296)	91,621	(907,679)	120,269

Other Comprehensive Income (Loss), before tax	(709,671)	1,166,975	(1,000,320)	1,280,196
Income Tax Expense (Benefit) Related to Items of
Other Comprehensive Income	(263,998)	453,953	(323,757)	499,619

Other Comprehensive Income (Loss), net of tax	(445,673)	713,022	(676,563)	780,577

Comprehensive Income (Loss)	$(169,473)	($115,803)	$ (302,516)	($1,234,035)
See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$979,079	($2,014,612)
Adjustments to Reconcile Net Income (Loss) to Net
Cash Used by Operating Activities:
Depreciation, Depletion and Amortization	731,307	1,574,104
Lease Impairment	201,883	98,075
Loss on Sale of Assets	3,310	4,833
Realized (Gain) Loss on Equity Securities	(907,679)	120,269
Bad Debt Expense	0	202,404
Stock-Based Compensation, net of adjustments	134,670	177,693
Decrease in:
Accounts Receivable	863,440	1,737,823
Prepaid Expenses and Other Assets	483,329	1,065,811
Increase (Decrease) in:
Accounts Payable and Accrued expenses	(1,322,392)	(4,651,442)
Deferred Revenues - DWI	(2,455,914)	1,246,838
Deferred Income Tax expense (benefit)	579,561	(1,329,855)

Net Cash Used by Operating Activities	(709,406)	(1,768,059)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties
and Other Capital Expenditures	(1,442,926)	(260,792)
Proceeds from Sale of Assets	14,719	47,470
Purchase of Equity Securities	(177,624)	(8,857)
Proceeds from sale of Equity Securities	1,085,303	339,402

Net Cash Provided (Used) by Investing Activities	(520,528)	117,223

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	6,820,000	5,054,181
Principal Payments on Long-Term Debt	(6,801,250)	(4,255,155)
Proceeds from Issuance of Common Stock	0	1,288,464

Net Cash Provided (Used) by Financing Activities	18,750	2,087,490

Net Increase (Decrease) in Cash and Cash Equivalents	(1,211,184)	436,654

Cash at Beginning of Year	3,835,282	1,330,739

Cash at End of Period	$2,624,098	$1,767,393

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$11,404	$79,624

Cash Paid for Taxes	$101,857	$43,012

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING & FINANCING ACTIVITIES:

Conversion of accounts payable to long-term note payable	$0	$55,000

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

NOTE 2 – EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Nine Months ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$ 979,079	10,242,216	$ 0.10

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	-	918,302	(0.01)

Net income available to common stock	$ 979,079	11,160,518	$ 0.09

	For the Nine Months ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$ (2,014,612)	8,624,054	$ (0.23)

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net income available to common stock	$ (2,014,612)	8,624,054	$ (0.23)

For the nine months ended September 30, 2009, Royale Energy had dilutive securities of 416,902.  These securities were not included in the dilutive loss per share due to their anti-dilutive nature.

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	September 30, 2010	December 31, 2009
Oil and Gas
Producing properties, including drilling costs	$ 24,788,198	$ 23,746,696
Undeveloped properties	585,328	570,831
Lease and well equipment	9,406,179	9,251,307
	34,779,705	33,568,834
Accumulated depletion, depreciation & amortization	(26,171,643)	(25,512,869)
	8,608,062	8,055,965
Commercial and Other
Real estate, including furniture and fixtures	$ 502,344	$ 502,344
Vehicles	158,250	255,496
Furniture and equipment	1,264,098	1,258,439
	1,924,692	2,016,279
Accumulated depreciation	(1,240,754)	(1,271,951)
	683,938	744,328

	$ 9,292,000	$ 8,800,293

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

	Nine Months ended September 30,
	2010	2009
Beginning balance at January 1	$ 0	$ 0
Additions to capitalized exploratory well costs pending the determination of proved reserves	908,994	0
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(908,994)	(0)
Ending balance at September 30	$ 0	$ 0

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

During the March 2008 Board of Directors meeting, directors and executive officers of Royale Energy were each granted 45,000 options, a total of 360,000 options, to purchase common stock at an exercise or base price of $3.50 per share.  These options are to be vested in three parts with 120,000 vesting on March 31, 2008, 2009, and 2010, respectively.  The options were granted for a legal life of four years with a service period of three years.  Royale Energy recorded compensation expense of $56,061 in the first nine months of 2010 and 2009 relating to these options. The total income tax benefits recognized in the income statement for these option arrangements were $20,855 in 2010 and $21,808 in 2009.

In November 2008, the Board of Directors granted the directors and executive officers of Royale Energy 95,000 shares of restricted common stock.  The number of granted shares will double to 190,000 shares of common stock if Royale’s stock price reaches $15 a share during the period.  The grant is to be vested in three parts; 31,667 or 63,334 shares, depending on Royale’s stock price, will vest on November 30, 2010 and 2011.  The first 31,665 shares vested on November 30, 2009.  Royale has recognized share-based compensation expense of $78,609 and $29,242 as a tax benefit in the first three quarters of 2010 relating to this grant.  During the same time period in 2009, Royale recognized $84,130 in compensation expense resulting in a $32,727 tax benefit relating to this stock grant.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the nine months ended September 30, 2010, and 2009:

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Nine Months Ended September 30, 2010:
Revenues from External Customers	$2,043,693	$5,625,535	$7,669,228

Supervisory Fees	522,860	0	522,860

Interest Revenue	0	7,934	7,934

Interest Expense	9,618	9,617	19,235

Expenditures for Segment Assets	2,878,407	3,714,919	6,593,326

DD&A	694,742	36,565	731,307

Lease Impairment	100,942	100,941	201,883

Loss on Sale of Assets	(3,310)	0	(3,310)

Gain on Marketable Securities	0	907,679	907,679

Income Tax Expense (Benefit)	(416,631)	996,192	579,561

Total Assets	$18,922,419	$995,917	$19,918,336

Net Income (Loss)	($703,835)	$1,682,914	$979,079

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Nine Months Ended September 30, 2009:
Revenues from External Customers	$2,135,421	$2,205,253	$4,340,674

Supervisory Fees	433,541	0	433,541

Interest Revenue	0	6,068	6,068

Interest Expense	39,812	39,812	79,624

Expenditures for Segment Assets	3,097,480	3,107,353	6,204,833

DD&A	1,495,399	78,705	1,574,104
Lease Impairment	49,038	49,037	98,075
Loss on Sale of Assets	(4,833)	0	(4,833)

Loss on Marketable Securities	(120,269)	0	(120,269)

Income Tax (Benefit)	(883,281)	(403,562)	(1,286,843)

Total Assets	$20,726,283	$1,090,857	$21,817,140

Net Loss	($1,354,588)	($660,024)	($2,014,612)

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

In January 2000, Royale Energy received 96,000 shares (as adjusted for a later stock split) in a new start up company (the “Settlement Stock”) as part of a settlement in an action filed against a former consultant.  At the time of the settlement, the value of the Settlement Stock was undeterminable because there was no market for the start-up’s stock.  In September 2009, issuer of the Settlement Stock conducted an initial public offering of stock, and a market for its shares was established.  By September 30, 2010, the Company had sold all remaining shares of the Settlement Stock.  For the nine months ended September 30, 2010, the Company recognized a realized gain of $907,679 and a related income tax expense of $364,217 from the liquidation of the Settlement Stock.  For the same period in 2010, an unrealized holding loss of $676,563 was recorded in the other comprehensive income (loss) section of the Statement of Operations.  The unrealized holding gain included the income tax effect of $323,757.

At September 30, 2009, Royale Energy reported the fair value of $1,048,320 in available for sale securities.  The fair value was determined using the number of shares owned as of the last day of the reporting period multiplied by the market price of those securities on that day.   For the purposes of identifying related costs to its available for sale securities, the Company uses a specific identification method.  For the nine months ended September 30, 2009, an unrealized holding gain of $780,577 was recorded in the other comprehensive income (loss) section of the Statement of Operations. The unrealized holding gain included the income tax effect of $499,619.  Royale also recognized a realized loss of $120,268 and a related income tax benefit of $46,784 for the nine months ending September 30, 2009.

The table below summarizes Royale’s fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall:

Description	September 30, 2010	Level 1	December 31, 2009	Level 1
Available for Sale Securities	$0	$0	$1,000,320	$1,000,320

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

Results of Operations

For the nine months ended September 30, 2010, we had net income of $979,079, a $2,993,691 improvement when compared to the net loss of $2,014,612 during the first nine months of 2009.  Total revenues for the first nine months of 2010 were $8,200,022, an increase of $3,419,739 or 71.5% from the total revenues of $4,780,283 during the period in 2009.  This increase in revenues was mainly the result higher turnkey drilling revenues due to an increase in the number of wells drilled during the period.  For the quarter ended September 30, 2010, our net income was $276,200, a $1,105,025 improvement compared to a net loss of $828,825 during the same period in 2009, also the result of higher turnkey drilling revenues.

In the first nine months of 2010, revenues from oil and gas production decreased $91,728 or 4.3% to $2,043,693 from 2009 revenues of $2,135,421, due to lower oil and natural gas production.  The net sales volume of natural gas for the nine months ended September 30, 2010, was approximately 378,172 Mcf with an average price of $4.47 per Mcf, versus 460,675 Mcf with an average price of $3.96 per Mcf for the first nine months of 2009.  This represents a decrease in net sales volume of 82,503 Mcf or 17.9%, mainly due to the natural declines in production from existing wells.  For the quarter ended September 30, 2010, we produced 129,020 Mcf with an average price of $3.92 per Mcf versus 137,885 Mcf produced during the same quarter in 2009 with an average price of $3.94 per Mcf, which represents a 8,865 Mcf or 6.4% decrease in net sales volume.  The net sales volume for oil and condensate (natural gas liquids) was 5,042 barrels with an average price of $70.26 per barrel for the first nine months of 2010, compared to 6,403 barrels at an average price of $48.55 per barrel for the first nine months in 2009.  This represents a decrease in net sales volume of 1,361 barrels, or 21.3%.  For the third quarter of 2010, oil and condensate produced decreased 422 barrels, or 20.6%, from 2,045 barrels produced in 2009 to 1,623 barrels produced in the same period in 2010.  This decrease was mainly due to the natural declines in production from existing wells.

Oil and natural gas lease operating expenses decreased by $264,318 or 23.2%, to $874,107 for the nine months ended September 30, 2010, from $1,138,425 for the same period in 2009.   This decrease was mainly due to continuing cost control measures ,lower workover costs, lower production, and other reduced lease operating costs during the period in 2010.  For the third quarter of 2010, lease operating expenses decreased $79,455 or 22.2% over the same period in 2009.

For the nine months ended September 30, 2010, turnkey drilling revenues increased $3,420,282 or 155.1% to $5,625,535 from $2,205,253 during the same period in 2009.  We also had a $971,034 or 108.7% increase in turnkey drilling and development costs to $1,864,420 in 2010 from $893,386 in 2009. In the third quarter of 2010, turnkey drilling revenues increased $1,251,092 or 316% from $395,879 during the period in 2009 to $1,646,971 in 2010.  Also, during the third quarter in 2010, our turnkey drilling costs increased by $753,974 to $760,816 in 2010 from $6,842 in 2009.  Turnkey drilling revenues increased due to a greater number of wells drilled in the first nine months of 2010 than in 2009.  For the nine month ended September 30, 2010, we reached total depth on seven wells, while during the same period in 2009 we reached total depth on two wells.  Turnkey drilling costs rose due to an increase in drilling activity during 2010, and the absence of drilling adjustments recognized in 2009.  We anticipate drilling activity to continue in the next quarter as we have processed permits for several new wells, and expect to drill approximately four California wells during the fourth quarter of 2010 depending on the weather conditions.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense.  Impairment losses of $201,883 and $98,075 were recorded in the first nine months of 2010 and 2009, respectively.  These impairments were mainly due to various lease and land costs that were no longer viable.  Also, during the nine month period in 2010 and 2009, we recorded losses of $3,310 and 4,834, respectively, on the sales of non-oil and gas assets.

The aggregate of supervisory fees and other income was $530,794 for the nine months ended September 30, 2010, an increase of $91,185 (20.7%) from $439,609 during the same period in 2009.  Third quarter 2010 supervisory fees and other income increased $28,680, or 20.2%, to $170,603 from $141,923 in 2009.    These increases were due to licensing fees received for certain portions of our seismic data offset by lower cost recovery fees on facilities due to lower natural gas production.

Depreciation, depletion and amortization expense decreased to $731,307 from $1,574,104, a decrease of $842,797 (53.5%) for the nine months ended September 30, 2010, as compared to the same period in 2009. This decrease in depletion expense was mainly due to the decrease in our oil and gas assets from our 2009 and 2008 impairments.

General and administrative expenses increased by $203,690, or 7.6%, from $2,663,151 for the nine months ended September 30, 2009, to $2,866,841 for the period in 2010.  Third quarter 2010 general and administrative expense increased $11,865, or 1.3% from $905,168 in 2009 compared to $917,033 in 2010.   These increases were primarily due to increased employee related costs.

Marketing expense for the nine months ended September 30, 2010, decreased $192,506, or 29.6%, to $457,680 compared to $650,186 for the same period in 2009.  For the third quarter, marketing expenses decreased $114,887, or 42.7%, to $154,279 from $269,166 for the same

period in 2009.   Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $530,278 for the first nine months of 2010, compared to $657,281 for same period in 2009, a $127,003 or 19.3% decrease.  This decrease during 2010 stems from increased legal fees incurred during the first two quarters of 2009 pertaining to the Pioneer litigation and our new credit facility.  For the third quarter, legal and accounting expenses increased by $146,856, or 114% from $128,862 in 2009 to $275,718 in 2010.  The increase in the third quarter’s legal and accounting expense was the result of increased litigation costs relating to our National Fuel Corporation dispute.

Interest expense decreased to $19,235 for the three quarters ended September 30, 2010, from $79,624 for the same period in 2009, a $60,389, or 75.8% decrease. This was due to a decrease in the usage of our bank line of credit.  For the nine months ended September 30, 2010, we had income tax expense of $579,561 due to a net operating profit.  However, for the same period in 2009, we had an income tax benefit of $1,286,843 due to a net operating loss.

Bad debt expense for the first nine months ended September 30, 2009 was $202,404 and $172,839 for the third quarter of 2009.  These expenses arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment.  Approximately 78% of these expenses stem from one of our California wells.  There were no bad debt expenses identified and recognized for the first nine months ended September 30, 2010.

During the second quarter of 2010, we received title to securities stemming from a litigation settlement received approximately 10 years ago; the securities at that time had an undeterminable value.  In June 2010, Royale began to liquidate its position and, as of the date of this report, has fully liquidated its position.  For the first nine months of 2010, the Company has recognized a net unrealized holding loss of $676,563 in the other comprehensive income section of the Statement of Operations, and a realized gain of $907,679 from the complete liquidation of these securities in the other income section of the Statement of Operations.

Capital Resources and Liquidity

At September 30, 2010, Royale Energy had current assets totaling $5,458,537 and current liabilities totaling $6,303,299, a $844,762 working capital deficit.  We had cash and cash equivalents at September 30, 2010, of $2,624,098 compared to $3,835,282 at December 31, 2009.

In February 2009, we entered into a revolving credit agreement with Texas Capital Bank, N.A. secured by our oil and gas properties, of up to $14,250,000.  We also entered into a separate letter of credit facility with Texas Capital Bank of up to $750,000, for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes.  Under the terms of the agreement, Royale Energy may borrow, repay, and reborrow funds as necessary.  At September 30, 2010, we had a current borrowing base of $2,500,000 and outstanding indebtedness on this loan of $2,500,000.

At September 30, 2010, we were not in compliance with one financial covenant of our loan agreement with the bank, but we have obtained a waiver from the terms of that loan covenant.  We are not in default on any principal, interest or sinking fund payment.

At September 30, 2010, our accounts receivable totaled $1,629,668, compared to $2,493,108 at December 31, 2009, an $863,440 (34.6%) decrease, primarily due the receipt of tax refunds previously classified as other receivables.  At September 30, 2010, our accounts payable and accrued expenses totaled $3,770,441, a decrease of $1,358,546 or 26.5% from the accounts payable at December 31, 2009, of $5,128,987, mainly due to paying down our accounts payable.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  We believe that we have sufficient liquidity for the remainder of 2010 and do not foresee any liquidity demands that cannot be met from cash flow or financing activities.

Operating Activities.  For the nine months ended September 30, 2010, cash used by operating activities totaled $709,406 compared to $1,768,059 for the same period in 2009, a $1,058,653 difference.   This difference was mainly due to the reduction in decreases in Accounts Payable and Accrued Expenses.  At the end of 2008, we had drilled or begun to drill several expensive wells.  These new wells caused our December 31, 2008 Accounts Payable and Accrued Expense balances to increase significantly.  Then during the first half of 2009, we had paid down approximately $4 million in related payables and accrued expense.  However, for the same time period during late 2009, the wells we drilled were not as expensive, which resulted in fewer payable and accrued expenses to pay down during 2010.

Investing Activities.  Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $520,528 for the nine month period ended September 30, 2010, compared to $117,223 provided by investing activities for the same period in 2009, a $637,751 or 544% difference.  This rise in capital acquisition costs was also the result of our increased drilling activity in 2010, as five more wells were drilled during the first nine months of 2010 than 2009.

Financing Activities.  For the nine months ended September 30, 2010, cash provided by financing activities amount to $18,750 compared to $2,078,490 for the same period in 2009.  In the third quarter of 2009 we received net proceeds of $1,288,464 from the sale of common stock and warrants to one investor in a private placement.  The proceeds were used to reduce long term debt and for working capital.   Royale Energy received net proceeds of $985,314 though the private placement of stock and warrants and $303,150 from the exercise of warrants for 150,000 shares in the third quarter of 2009.  Moreover, in the first quarter of 2009, we paid off our line of credit with Guaranty Bank and established a new one with Texas Capital Bank.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $3.78 per Mcf to a high of $5.79 per Mcf for the first nine months of 2010.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.   Controls and Procedures

As of September 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2010.

No changes occurred in our internal control over financial reporting during the nine months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1 Legal Proceedings

National Fuel Corporation (“NFC”) v. Royale Energy, Inc., No. 080800735, Uintah County, Utah. NFC filed the current lawsuit seeking to challenge a settlement agreement from a prior lawsuit over management of property in which Royale is the 75% owner and operator and NFC is a non-operator with a 25% ownership.  The last actions taken were depositions performed by each party.   The case remains active and the Company intends to defend itself vigorously.

Mountain West Oil Field Services and Supplies, Inc. (Mountain West) v. Royale Energy, Inc., No. 2:10-cv-00865DN, United States District Court in Salt Lake City, Utah.  The litigation involves actions for breach of contract for alleged failure to timely pay Mountain West, an oilfield service company, breach of implied covenant of good faith and fair dealing, unjust enrichment, promissory estoppels, and attorney’s fees and costs.  Plaintiff has specified the amount of damages to be $355,850, together with interest, court costs and attorney’s fees as provided for by law.  The case has been pending since August 31, 2010 and remains active.  The Company intends to defend itself vigorously, but has set aside a portion of the claimed amount.

Douglas Jones v. Royale Energy, Inc., et.al.
On July 1, 2010, Douglas Jones filed a lawsuit against the Company in the Circuit Court, 17th Judicial District, Broward County, Florida.  Mr. Jones was an independent contractor handling certain aspects of sales for the Company prior to July 2, 2008.  He asserts that he is entitled to an unspecified amount for commissions and expenses.  The Company denies that any money is owed to Mr. Jones, and intends to defend the lawsuit vigorously.  On August 16, 2010, the Company filed a motion to dismiss the lawsuit for lack of jurisdiction in the Florida courts.  No date has been set for a hearing on the motion, and no opposition has been filed.  Nothing further has occurred in the action, and no discovery has taken place.

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

ROYALE ENERGY, INC.

Date: October 27, 2010	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: October 27, 2010	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President, Co-Chief Executive Officer, and Chief Financial Officer