Form 10-K
period 2010-12-31
ROYALE ENERGY INC
filed 2011-03-11
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of registrant in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500
San Diego, CA 92108
(Address of principal executive offices)
Issuer's telephone number:     619-881-2800

Securities registered pursuant to Section 12(b) of the Act:
None
Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock, no par value per share
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
Yes [  ]; No [X]

At June 30, 2010, the end of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity held by non-affiliates was $15,203,305.

At December 31, 2010, 10,274,731 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  The issuer’s proxy statement for its annual meeting of stockholders, to be filed within 120 days after December 31, 2010, will contain the information required by Part III, Items 10, 11, 12, 13 and 14, which information is hereby incorporated by reference into this Form 10-K.

CONTENTS
PART I		1
Item 1	Description of Business	1
	Plan of Business	2
	Competition, Markets and Regulation	3
Item 1A	Risk Factors	3
Item 2	Description of Property	7
	Northern California	8
	Developed and Undeveloped Leasehold Acreage	8
	Drilling Activities	8
	Production	9
	Net Proved Oil and Natural Gas Reserves	9
Item 3	Legal Proceedings	9
PART II		9
Item 5	Market for Common Equity and Related Stockholder Matters	9
	Dividends	10
	Recent Sales of Unregistered Securities	10
	Performance Graph	10
Item 6	Selected Financial Data	11
Item 7	Management’s Discussion and Analysis of financial Condition and Results of Operations	11
	Critical Accounting Policies	11
	Results of Operations for the Twelve Months Ended December 31, 2010, as Compared to the Twelve Months Ended December 31, 2009	13
	Results of Operations for the Twelve Months Ended December 31, 2009, as Compared to the Twelve Months Ended December 31, 2008	14
	Capital Resources and Liquidity	16
	Changes in Reserve Estimates	18
Item 7A	Qualitative and Quantitative Disclosures About Market Risk	19
Item 8	Financial Statements	19
Item 9A	Controls and Procedures
	Disclosure Controls	19
	Management Report on Internal Control over Financial Reporting	19
	Changes in Internal Control over Financial Reporting	20
	Limitations on Effectiveness of Controls	20
PART III		20
Item 10	Directors and Executive Officers of the Registrant	20
Item 11	Executive Compensation	21
Item 12	Security ownership of Certain Beneficial Owners and Management	21
Item 13	Certain Relationships and Related Transactions	21
Item 14	Principal Accountant Fees and Services	21
PART IV		21
Item 15	Exhibits and Financial Statement Schedules	21
SIGNATURES FINANCIAL STATEMENTS		23
		F-1

ROYALE ENERGY, INC.
PART I

Item 1                                Description of Business

Royale Energy, Inc. ("Royale Energy") is an independent oil and natural gas producer.  Royale Energy's principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale Energy.  Royale Energy was incorporated in California in 1986 and began operations in 1988.  Royale Energy's common stock is traded on the NASDAQ Capital Market System (symbol ROYL).  On December 31, 2010, Royale Energy had 22 full time employees.

Royale Energy owns wells and leases located mainly in the Sacramento Basin and San Joaquin Basin in California as well as in Utah, Texas, Oklahoma, and Louisiana.  Royale Energy usually sells a portion of the working interest in each lease that it acquires to third party investors and retains a portion of the prospect for its own account.  Selling part of the working interest to others allows Royale Energy to reduce its drilling risk by owning a diversified inventory of properties with less of its own funds invested in each drilling prospect, than if Royale Energy owned the whole working interest and paid all drilling and development costs of each prospect itself.  Royale Energy generally sells working interests in its prospects to accredited investors in exempt securities offerings.  The prospects are bundled into multi-well investments, which permit the third party investors to diversify their investments by investing in several wells at once instead of investing in single well prospects.

During its fiscal year ended December 31, 2010, Royale Energy continued to explore and develop natural gas properties with a concentration in California.  We also own proved developed producing and non-producing reserves of oil and natural gas in Utah, Texas, Oklahoma, and Louisiana.  In 2010, Royale Energy drilled nine wells in northern and central California; five were commercially productive wells, one was not commercially productive and the remaining three were dry holes.  Royale Energy's estimated total reserves increased from approximately 4.8 BCFE (billion cubic feet equivalent) at December 31, 2009 to approximately 5.9 BCFE at December 31, 2010.  According to the reserve reports furnished to Royale Energy by Netherland, Sewell & Associates, Inc., and Source Energy, LLC, Royale Energy's independent petroleum engineers, the net reserve value of its proved developed and undeveloped reserves was approximately $15.7 million at December 31, 2010, based on natural gas  prices ranging from $3.82 per MCF to $4.32 per MCF.  Source Energy, LLC, supplied reserve value estimates for Royale Energy’s Utah properties, and Netherland, Sewell & Associates, Inc. provided reserve information for the Company’s California, Texas, Oklahoma, and Louisiana properties.

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

Our standardized measure of discounted future net cash flows at December 31, 2010, was estimated to be $8,689,821.  This figure was calculated by subtracting our estimated future income tax expense from the net reserve value of proved developed and undeveloped reserves, and by further applying a 10% annual discount for estimated timing of cash flows.  A detailed calculation of our standardized measure of discounted future net cash flow is contained in Supplemental Information About Oil and Gas Producing Activities – Changes in Standardized Measure of Discounted Future Net Cash Flow from Proved Reserve Quantities, page F-30.

Royale Energy reported gross revenues in connection with the drilling of wells on a "turnkey contract" basis, or sales of fractional interests in undeveloped wells, in the amount of $7,868,273 for the year ended December 31, 2010, which represents approximately 68% of its total revenues for the year.  In 2009, Royale Energy reported $5,061,804 gross revenues from turnkey drilling operations for the year, representing 59% of Royale Energy's total revenues for that year.

These amounts are offset by drilling expenses and development costs of $2,560,068 in 2010, and $2,146,904 in 2009. In addition to Royale Energy's own geological, land, and engineering staff, Royale Energy hires independent contractors to drill, test, complete and equip the wells that it drills.

Approximately 26% of Royale Energy's total revenue for the year ended December 31, 2010, came from sales of oil and natural gas from production of its wells in the amount of $3,047,201.  In 2009, this amount was $2,800,557, which represented 32% of Royale Energy's total revenues.

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

When Royale Energy authorizes a turnkey drilling project for sale, a calculation is made to estimate the pre-drilling costs and the drilling costs.  A percentage for each is calculated.  The turnkey drilling project is then sold to investors who execute a contract with Royale Energy.  In this agreement, the investor agrees to share in the pre-drilling costs, which include lease costs, geological and geophysical costs, and other costs as required so that the drilling of the project can proceed.  As stated in the contract, the percentage of the pre-drilling costs that the investor contributes is non-refundable, and thus on its financial statements, Royale Energy recognizes these non-refundable payments as revenue since the pre-drilling costs have commenced.  The remaining investment is held and reported by Royale Energy as deferred turnkey drilling until drilling is complete.

Once drilling has commenced, it is generally completed within 10-30 days.  See Note 1 to Royale Energy's Financial Statements, at page F-11.  Royale Energy maintains internal records of the expenditure of each investor's funds for drilling projects.

Royale Energy generally operates the wells it completes.  As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements.  For the year ended December 31, 2010, Royale Energy earned gross revenues from operation of the wells in the amount of $394,483, representing 3.4% of its total revenues on a consolidated basis for that year.  In 2009, the amount was $388,736, which represented about 4.5% of total revenues.  At December 31, 2010, Royale Energy operated 53 natural gas wells in California. Royale also owns an interest and operates seven natural gas wells in Utah and has non-operating interests in 12 oil and gas wells in Texas, three in Oklahoma, one in California, and two in Louisiana.

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

Royale Energy had no subsidiaries in 2010.

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

The Hosmer Family Exerts Significant Influence Over Stockholder Matters.

The control positions held by members of the Hosmer family may discourage others from making bids to buy Royale Energy or change its management without their consent.  Donald H. Hosmer is the co-president of the company.  Stephen M. Hosmer is the co-president and chief financial officer.  Harry E. Hosmer is the chairman of the board.  Together, they make up three of the eight members of our board of directors.  At December 31, 2010, these individuals owned or controlled the following amounts of Royale Energy common stock, including shares they had the right to acquire on the exercise of outstanding stock options:

Name	Number of Shares (1)	Percent (2), (3)
Donald H. Hosmer	977,159	9.42%
Stephen M. Hosmer (4)	1,254,256	12.11%
Harry E. Hosmer	794,626	7.67%
Total	3,026,041	28.74%

(1)	Includes the following options to purchase shares of stock: Donald H. Hosmer – 95,000, Stephen M. Hosmer – 80,000, and Harry E. Hosmer – 80,000.

(2)	Based on total of 10,274,731 outstanding shares on December 31, 2010.

(3)	Calculated pursuant to Rule 13d-3 of the Securities and Exchange Commission.

(4)	Includes 24,000 shares of stock owned by the minor children of Stephen M. Hosmer. Mr. Hosmer disclaims beneficial ownership of the shares owned by his children.

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

Item 2                      Description of Property

Since 1993, Royale Energy has concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern and Central California.  In 2010, Royale Energy drilled nine wells in northern and central California, five of which were commercially productive wells, four are currently producing and one is awaiting pipeline hookup.

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

During 2010, Royale Energy maintained a revolving credit agreement with Texas Capital Bank, N.A..  Under the terms of the agreement, Royale Energy may borrow, repay, and reborrow money from Texas Capital Bank with a total credit line of $14,250,000.  The maximum allowable amount of each credit request is governed by a formula in the agreement.  The maximum allowable amount at December 31, 2010, was $3,200,000.  At December 31, 2010, Royale Energy owed $3,200,000 under this credit line.  Royale uses advances under this credit line to finance lease acquisition operations and for temporary working capital.  Following is a discussion of Royale Energy's significant oil and natural gas properties.  Reserves at December 31, 2010, for each property discussed below, have been determined by Netherland, Sewell & Associates, Inc., and Source Energy, LLC, registered professional petroleum engineers, in accordance with reports submitted to Royale Energy on February 18, 2011 and February 23, 2011, respectively.

Northern California

Royale Energy owns lease interests in eleven gas fields with locations ranging from Tehama County in the north to Kern County in the south, in the Sacramento and San Joaquin Basins in California.  At December 31, 2010, Royale operated 53 wells in California with estimated total proven, developed, and undeveloped reserves at approximately 5.1 BCF, according to Royale’s independently prepared reserve report as of December 31, 2010.

Developed and Undeveloped Leasehold Acreage

As of December 31, 2010, Royale Energy owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	13,606.94	9,032.93	12,430.17	11,555.48
All Other States	4,275.30	1,794.83	19,322.43	13,988.75
Total	17,882.24	10,827.76	31,752.60	25,544.23

Drilling Activities

The following table sets forth Royale Energy's drilling activities during the years ended December 31, 2008, 2009 and 2010.  All wells are located in the Continental U.S., in California, Texas, Louisiana and Utah.

Year	Type of Well(a)		Gross Wells(e)		Net Wells(b)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)

2008	Exploratory	2	1	1	0.4985	0.1238
	Developmental	5	4	1	1.9441	0.0000

2009	Exploratory	3	2	1	0.9715	0.2468
	Developmental	2	1	1	0.4982	0.5369

2010	Exploratory	7	5	2	2.0087	0.5686
	Developmental	2	1	1	0.7599	0.5003

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

	2010	2009	2008
Net volume
Oil (BBL)	6,511	8,364	11,089
Gas (MCF)	603,330	575,995	714,230
MCFE	668,440	659,635	825,120

Average sales price
Oil (BBL)	$70.95	$52.92	$95.04
Gas (MCF)	$4.28	$4.09	$8.32

Net production costs and taxes	$1,221,904	$1,415,970	$2,906,325

Lifting costs (per MCFE)	$1.83	$2.15	$3.52

Net Proved Oil and Natural Gas Reserves

As of December 31, 2010, Royale Energy had proved developed reserves of 5,041 MMCF and total proved reserves of 5,734 MMCF of natural gas on all of the properties Royale Energy leases.  For the same period, Royale Energy also had proved developed oil reserves of 17 MBBL and total proved oil reserves of 17 MBBL.

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

PART II

Item 5                                Market for Common Equity and Related Stockholder Matters

Since 1997 Royale Energy's Common Stock has been traded on the Nasdaq National Market System under the symbol "ROYL."  On April 1, 2009, Nasdaq notified Royale that it was not in compliance with the requirement that companies listed on the Nasdaq Global Market are required by Marketplace Rule 4450(a)(3) to maintain a minimum of $10 million in stockholders’ equity for continued listing.  Effective July 31, 2009, Royale transferred its securities listing from the Nasdaq Global Market to the Nasdaq Capital Market.  Royale complies with the Capital Market listing requirements.  As of December 31, 2010, 10,274,731 shares of Royale Energy's Common Stock were held by approximately 4,850 stockholders.  The following table reflects high and low quarterly closing sales prices from January 2009 through December 2010. Share prices in this table have been adjusted to give effect to the issuance of stock dividends in 2003, 2004 and 2005, and a stock split in 2004.

	1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
	High	Low	High	Low	High	Low	High	Low
2010	3.06	2.07	2.50	1.92	2.26	1.83	2.42	1.98
2009	3.36	1.40	3.77	1.88	2.55	1.89	3.69	1.99

Dividends

The Board of Directors did not issue cash or stock dividends in 2010 or 2009.

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

Performance Graph

The following stock price performance graph is included in accordance with the SEC’s executive compensation disclosure rules and is intended to allow stockholders to review Royale Energy’s executive compensation policies in light of corresponding stockholder returns, expressed in terms of the appreciation of Royale Energy’s common stock relative to two broad-based stock performance indices.  The information is included for historical comparative purposes only and should not be considered indicative of future stock performance.  The graph compares total return on $100 value of Royale Energy’s common stock on December 31, 2005, with the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and the Dow Jones U.S. Exploration and Production Index from December 31, 2005 through December 31, 2010.

	2005	2006	2007	2008	2009	2010
Royale Energy, Inc.	100	54	44	44	42	35
S & P Composite 500 Stock Index	100	114	118	72	89	101
DJ US Exploration and Production Index	100	105	149	89	123	143

Item 6                                Selected Financial Data

(In thousands, except earnings per share data)
As of December 31,
	2010	2009	2008	2007	2006
Income Statement Data:
Revenues	$ 11,598	$ 8,626	$ 19,174	$ 16,557	$ 24,896
Operating Income (Loss)	1,153	(3,147)	(14,362)	(3,885)	(3,189)
Net Income (Loss)	1,308	(2,197)	(8,778)	(2,779)	(2,650)
Basic Earnings Per Share	0.12	(0.24)	(1.06)	(0.35)	(0.33)
Balance Sheet Date:
Oil & Gas Properties, Equipment & Fixtures	$ 10,258	$ 8,800	$ 10,264	$ 23,390	$ 20,526
Total Assets	23,820	23,564	24,191	32,571	33,715
Long Term Obligations	3,781	2,954	2,470	6,159	5,757
Total Stockholders’ Equity	10,938	10,127	7,394	12,385	15,548

Item 7                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Royale Energy’s Financial Statements and Notes thereto and other financial information relating to Royale Energy included elsewhere in this document.

For the past seventeen years, Royale Energy has primarily acquired and developed producing and non-producing natural gas properties in California.  In 2004, Royale Energy began developing leases in Utah.  The most significant factors affecting the results of operations are (i) changes in oil and natural gas production levels and reserves, (ii) recording of turnkey drilling revenues and the associated drilling expense, and (iii) the change in commodities price of natural gas and oil reserves owned by Royale Energy.

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

Royale Energy derives DWI revenue from sales of working interests to high net worth individuals.  The DWI revenue is divided into payments for pre-drilling costs and for drilling costs.  DWI investments are non-refundable.  Royale Energy recognizes the pre-drilling revenue portion when the investor deposits money with Royale Energy.  The company holds the remaining investment in trust as deferred turnkey drilling until drilling is complete.  Occasionally, drilling is delayed due to the permitting process or drilling rig availability.  At December 31, 2010 and 2009, Royale Energy had deferred turnkey drilling of $3,866,319 and $4,979,605, respectively.

The primary business segment is oil and gas production.  Northern and central California account for approximately 98% of the company’s successful natural gas production in 2010.  Natural gas flows from the wells into gathering line systems, which are equipped occasionally with compressor systems, which in turn flow into metered transportation and customer pipelines.  Monthly, price data and daily production are used to invoice customers for amounts due to Royale Energy and other working interest owners.  Royale Energy operates virtually all of its own wells and receives industry standard operator fees.

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

Impairment Of Assets

Producing property costs are evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to the Extractive Activities Topic of the Financial Accounting Standard Board’s (FASB) Accounting Standards Codification.    Impairment of non-producing leasehold costs and undeveloped mineral and royalty interests are assessed periodically on a property-by-property basis and any impairment in value is charged to expense.  We periodically review for impairment of proved properties on a field by-field basis.  Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value.  We determine if impairment has occurred through either adverse changes or as a result of its periodic review for impairment.  Impairment is measured on undiscounted cash flows.  We regard impairment costs of undeveloped properties as a component of our turnkey drilling overhead, since impairment costs amount to a write-down of previously acquired property inventory that we were unable to successfully develop as part of our turnkey drilling program.

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

Results of Operations for the Twelve Months Ended December 31, 2010, as Compared to the Twelve Months Ended December 31, 2009

For the year ended December 31, 2010, we achieved a net profit of $1,308,028, a $3,505,171 improvement when compared to our net loss of $2,197,143 during 2009.  This improvement was primarily due to higher turnkey drilling revenues due to an increase in the number of wells drilled during 2010.  Total revenues from operations for the year in 2010 were $11,598,440, an increase of $2,972,855, or 34.5%, from the total revenues of $8,625,585 in 2009, also the result of higher turnkey drilling revenues.

In 2010, revenues from oil and gas production increased by 8.8% to $3,047,201 from $2,800,557 in 2009, due to slight increases in both production and the commodity prices received for our oil and natural gas production.  The net sales volume of natural gas for the year ended December 31, 2010, was approximately 603,330 MCF with an average price of $4.28 per MCF, versus 575,995 MCF with an average price of $4.09 per MCF for 2009.  This represents an increase in net sales volume of 27,335 MCF or 4.7%.  This increase was due to higher production volumes of wells drilled and put online during the later part of the year.  The net sales volume for oil and condensate (natural gas liquids) production was approximately 6,511 barrels with an average price of $70.95 per barrel for the year ended December 31, 2010, compared to 8,364 barrels at an average price of $52.92 per barrel for the year in 2009.  This represents a decrease in net sales volume of 1,853 barrels, or 22.2%.

Oil and gas lease operating expenses decreased by $194,066, or 13.7%, to $1,221,904 for the year ended December 31, 2010, from $1,415,970 for the year in 2009.  This decrease was mainly due to continuing cost control measures, lower workover costs and other reduced lease operating costs during 2010.  When measuring lease operating costs on a production or lifting cost basis, in 2010, the $1,221,904 equates to a $1.83 per MCFE lifting cost versus a $2.15 per MCFE lifting cost in 2009, a 14.9% decrease.

For the year ended December 31, 2010, turnkey drilling revenues increased $2,806,469 to $7,868,273 from $5,061,804 in 2009, or 55.4%.  We also had a $413,164 or 19.2% increase in turnkey drilling and development costs to $2,560,068 in 2010 from $2,146,904 in 2009.  In 2010 we drilled nine wells, seven exploratory wells and two developmental wells versus five wells, three exploratory wells and two developmental wells in 2009.  Our gross margins, or profits, on drilling depend on our ability to accurately estimate the costs associated with the development of projects in which we sell working interests and to acquire viable properties that can be successfully developed.  Costs associated with contract drilling depend on location, well depth, weather, and availability of drilling contractors and equipment.  Our gross margin on drilling increased to 67.5% from 57.6% for the years ended December 31, 2010 and 2009, respectively.  Gross margin is calculated as the difference between turnkey drilling revenue and turnkey drilling expense.  However, management believes that a portion of its impairment losses should also be considered as a cost of drilling in determining the profitability of this segment, because impairment costs are incurred in the selection of higher quality prospects for ultimate development.

Impairment losses of $500,144 and $1,935,861 were recorded in 2010 and 2009, respectively.  In both years, we recorded impairments in fields where year end reserve values were less than the net book values of wells or where lease and land costs that were no longer viable.  In 2010, the River Island field was impaired $233,521 due to lower proved producing reserves than current book values. Additionally, two other California fields, Dunnigan Hills, and Rio Vista were impaired $22,118 and $17,931, respectively, also due to lower proved producing reserves than current book values.  Our Bowerbank field in California was impaired $24,680 due to lower proved undeveloped reserves than current book values.  In 2009, the majority of the impairment, $1,124,293, was recorded in our Utah fields, where various recently drilled wells had significantly lower proved developed nonproducing reserves than originally estimated.  Much of these were costs carried over from wells drilled in 2008.  Our Elkhorn Slough and East Rice Creek fields, both in California, were impaired $341,098 and $205,173, respectively, due to lower proved producing reserves than their current book values.  Two other California fields, the Rio Vista and Bowerbank, were impaired $74,124 and $71,975, respectively, due to lower proved undeveloped reserves than originally estimated.  Additionally in 2010 and 2009, we recorded lease impairments of $201,883 and $112,165, respectively, on various capitalized lease and land costs that were no longer viable.

Bad debt expense for 2010 and 2009 were $43,153 and $255,478, respectively.  These expenses arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment.  In 2010 and 2009, approximately 79% and 78%, respectively, of these expenses arose from two of our California wells.  We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges where doubtful.  By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue.  As a result of those reviews in 2009 we increased the allowance $49,699 for receivables from these Direct Working Interest owners.  There were no such increases in 2010.

The aggregate of supervisory fees and other income was $682,966 for the year ended December 31, 2010, a decrease of $80,258 (10.5%) from $763,224 during the year in 2009.  This decrease was mainly due to the 2009 granting of a seismic license to an industry member for which we were compensated.  Supervisory fees are charged in accordance with the Council for Petroleum Accountants Societies (COPAS) policy for reimbursement of expenses associated with the joint accounting for billing, revenue disbursement, and payment of taxes and royalties.  These charges are reevaluated each year and adjusted up or down as deemed appropriate by a published report to the industry by Ernst & Young, LLP, Certified Public Accountants.  Supervisory fees increased $5,747 or 1.5%, to $394,483 in 2010 from $388,736 in 2009.

Depreciation, depletion and amortization expense decreased to $919,355 from $989,716 a decrease of $70,361 (7.1%) for the year ended December 31, 2010, as compared to 2009.  The depletion rate is calculated using production as a percentage of reserves.  This decrease in depletion expense was mainly due to the decrease in our oil and gas asset base from our 2009 impairments.

General and administrative expenses increased by $454,554 or 12.8%, from $3,546,816 for the year ended December 31, 2009, to $4,001,370 for the year in 2010.  This increase was primarily due to higher employee related expenses such as salaries, taxes and insurances.  Legal and accounting expense decreased to $574,384 for the year, compared to $717,173 for 2009, a $142,789 or 19.9% decrease.  This decrease stems from higher legal fees incurred during the first two quarters of 2009 pertaining to the Pioneer litigation.

Marketing expense for the year ended December 31, 2010, decreased $188,616 or 23.3%, to $621,531, compared to $810,147 for the year in 2009.  Marketing expense usually varies from period to period according to the number of marketing events attended by personnel and their associated costs.  In 2010, our cost containment measures led to decreases primarily in exhibition costs.

In 2010, we recorded a loss of $3,310 on the sales of non-oil and gas assets.  In 2009, we recorded a gain on the sales of assets of $45,611 that can be primarily attributable to a reconciling adjustment gain of $170,713 from our 2008 Rio Bravo sale and a loss from the sale of marketable securities of $120,219.

During the second quarter of 2010, we received title to securities stemming from a litigation settlement received approximately 10 years ago; the securities at that time had an undeterminable value.  In June 2010, Royale began to liquidate its position and during the third quarter had fully liquidated its position.  For 2010, the Company has recognized a net unrealized holding loss of $676,563 in the other comprehensive income section of the Statement of Operations, and a realized gain of $907,679 from the complete liquidation of these securities in the other income section of the Statement of Operations.

During 2010, interest expense decreased to $46,613 from $101,675 in 2009, a $55,062 or 54.2% decrease.  This was due to a decrease in the usage of our bank line of credit.  Further details concerning Royale’s line of credit usage can be found in the Capital Resources and Liquidity section below.

In 2010, we had income tax expense of $706,259 due to our net profit before taxes of $2,014,287.  In 2009, we had an income tax benefit of $1,051,401 due to our net loss before taxes of $3,248,544.  For 2009, the use of percentage depletion created from the current operations, and from utilization of unused percentage depletion carryforwards, results in an effective tax rate less than the normal federal rate of 34% plus the relevant state rates (mostly California, 9.3%).

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

In 2009, we had an income tax benefit of $1,051,401 mainly due to our net loss before taxes of $3,248,544.  In 2008, we also had an income tax benefit of $5,806,938 also due to our net loss before taxes of $14,584,552.  The use of percentage depletion created from the current operations, and from utilization of unused percentage depletion carryforwards, results in an effective tax rate less than the normal federal rate of 34% plus the relevant state rates (mostly California, 9.3%).

Capital Resources and Liquidity

At December 31, 2010, Royale Energy had current assets totaling $9,060,082 and current liabilities totaling $9,101,485, a $41,403 working capital deficit.  We had cash and cash equivalents at December 31, 2010 of $4,630,722 compared to $3,835,282 at December 31, 2009.

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

We expect that our available credit and cash flows from operations will be sufficient for capital expenditure needs beyond those satisfied from sales of working interests.  We ordinarily fund our operations and cash needs from cash flows generated from operations.  We believe that we have sufficient liquidity for 2011 and do not foresee any liquidity demands that cannot be met from cash flow from operations.

At the end of 2010, our accounts receivable totaled $2,451,047 compared to $2,493,108 at December 31, 2009, a $42,061 or 1.7% decrease, primarily due to the receipt of tax refunds previously classified as other receivables.  At December 31, 2010, our accounts payable and accrued expenses totaled $5,235,166, an increase of $106,179 or 2.1% over the accounts payable at the end of 2009 of $5,128,987.  This increase was due to our increased drilling schedule at the year end, with the drilling and completing two wells in December 2010.

In February 2009, we entered into a new agreement with Texas Capital Bank, N.A. for a new revolving line of credit and letter of credit facility, also secured by our oil and gas properties, of up to $14,250,000 and separate letter of credit facility of up to $750,000, for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes.  Under the terms of the agreement, Royale Energy may borrow, repay, and re-borrow funds as necessary.  Interest is to be the greater of Texas Capital Bank’s base rate and the Federal Funds rate but in no event less than 5% per year.  On December 6, 2010, Texas Capital Bank re-determined the borrowing base to be $3,200,000 with monthly borrowing base reductions of $100,000 commencing on January 1, 2011.  All unpaid principal and interest is payable at maturity on February 13, 2013.  At December 31, 2010, we had a current borrowing base and outstanding indebtedness on this loan of $3,200,000.

The Texas Capital Bank loan agreement contains certain restrictive covenants, including a prohibition of payment of dividends on Royale’s stock (other than dividends paid in stock).  The loan agreement contains covenants that, among other things, Royale must:
•	Maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization to interest expense of at least 3.00 to 1.00;

•	Maintain a ratio of current assets to current liabilities, as defined in the agreement, of at least 1.00 to 1.00; and

•	Maintain a tangible net worth as of the close of each fiscal quarter of at least 75% of Royale’s tangible net worth on the loan closing date, plus 75% of positive quarterly net income thereafter.

At December 31, 2010, we were in compliance with all of the financial covenants of our loan agreement with the bank.  We are not in default on any principal, interest or sinking fund payment.

We do not engage in hedging activities or use derivative instruments to manage market risks.

The following schedule summarizes our known contractual cash obligations at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total Obligations	2011	2012-2013	2014-2015	Beyond

Office lease	$1,838,772	$380,465	$795,565	$662,742	$-
Long-term debt	3,200,000	-	3,200,000	-	-
Total	$5,038,772	$380,465	$3,995,565	$662,742	$-

Operating Activities.  For the year ended December 31, 2010, cash provided by operating activities totaled $2,063,517 compared to $884,369 used by operating activities for the year in 2009.  This difference in cash was due to our increased drilling activity in 2010 which lead to increases in oil and gas revenues and turnkey drilling revenues.  For the year ended December 31, 2009, cash used by operating activities totaled $884,369 compared to $1,540,924 provided by operating activities for the year in 2008.  This difference in cash was due primarily to a significant decrease in our trade accounts payable and lower direct working interest sales during the year in 2009.

Investing Activities.  For the year ended December 31, 2010, cash used by investing activities was $1,973,077 compared to $965,928 used by investing activities in 2009, an increase of $1,007,149 or 104%.  This increase was the result of our increased drilling activity in 2010, as four more wells were drilled in 2010 than in 2009.  For the year ended December 31, 2009, cash used by investing activities was $965,928 compared to $4,689,152 used by investing activities in 2008, a decrease of $3,723,224 or 79%.  The 2008 activity includes $9,865,255, used mainly for oil and gas capital expenditures, along with proceeds of $5,698,911 generated from the sale of our Rio Bravo field during the third quarter of 2008.  The decrease in drilling expenditures during the year in 2009 was due to the drilling of fewer and lower cost wells.  Beginning in July 2008, the Company began to purchase a material amount of equity securities.  Based upon management’s intent for the items, the Company had categorized these as available-for-sale securities.  For the year ended December 31, 2008, we had purchased $633,427 and sold $110,619 in equity securities.    For year ended 2009, our equity sales and purchases generated $330,545.

Financing Activities.  For the year ended December 31, 2010, cash provided by financing activities was $705,000 compared to $4,354,840 provided by financing activities in 2009, a $3,649,840 decrease.  In August 2009, Royale Energy received net proceeds of $985,314 through the sale of common stock and warrants to one investor in a private placement.  The proceeds were used to increase our stockholders’ equity and working capital, due originally to the receipt of the NASDAQ non-compliance notice, see Item 5 Market for Common Equity and Related Stockholder Matters.  Additionally, during September and October 2009 we received net proceeds of $1,080,650 from the exercise of warrants for 511,628 shares from the August 2009 private placement.  In October 2009, Royale Energy received net proceeds of $1,824,850 through the private placement of common stock and warrants to one investor.  The proceeds were used to assist in the development a new natural gas field discovery in California.  During the first quarter of 2009, we paid off our line of credit with Guaranty Bank and established a new one with Texas Capital Bank.  In the second quarter of 2008 we received net proceeds of $3,724,999 from the sale of common stock and warrants to one investor in a private placement.  The proceeds were used to pay $2,000,000 to reduce long term debt payments and for working capital.  In 2008, we also received $105,000 from the exercise of stock options.

Changes in Reserve Estimates

During 2010, while our overall proved developed and undeveloped reserves increased by 24.2% our previously estimated proved developed and undeveloped reserve quantities were revised downward by approximately 0.5 million cubic feet of natural gas.  This downward revision was primarily due one California well drilled in 2009 which had lower than previously estimated proved producing gas reserves.  See Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-30.

In 2009, our overall proved developed and undeveloped reserves increased by 36.8% in 2009 while our previously estimated proved developed and undeveloped reserve quantities were revised downward slightly by approximately .4 million cubic feet of natural gas.  Approximately 75% of the revision came from three existing California wells which had lower than previously estimated proved producing gas reserves.  The other 25% came from two California prospects which had been previously estimated to contain proved undeveloped gas reserves, were reevaluated and found to have lower than expected reserves and as a result were not drilled.

In 2008, our estimated proved developed and undeveloped reserve quantities were revised slightly upward by approximately 0.1 million cubic feet of natural gas mainly due to two California wells which had higher than originally estimated proved producing reserves.  Also in 2008 our estimated proved developed and undeveloped oil reserves were revised upward by approximately 11,900 barrels primarily due to one Texas well which had higher than originally estimated proved producing reserves.

Item 7A                                Qualitative and Quantitative Disclosures About Market Risk

Royale Energy is exposed to market risk from changes in commodity prices and in interest rates.  In 2010, we sold a majority of our natural gas at the daily market rate through the Pacific Gas & Electric pipeline.  In 2010, our natural gas revenues were approximately $2.6 million with an average price of $4.28 per MCF.  At current production levels, a 10% per MCF increase or decrease in our average price received could potentially increase or decrease our natural gas revenues by approximately $260,000.  At our current production levels of oil and natural gas condensate, a 10% increase or decrease in our average price per barrel could potentially increase or decrease our oil and natural gas revenues by approximately $46,500. We currently do not sell any of our natural gas or oil through hedging contracts.

We have a line of credit used in funding purchases of oil and gas assets, meeting drilling schedules and assisting in funding operations.  This line of credit is tied to increases or decreases in the bank prime interest rate.  If the interest rate on our line of credit were to increase 1% or 2% during the year this could potentially add approximately $32,000 to $64,000, respectively, to our interest expense.

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

Our co-chief executive officers, Donald H. Hosmer and Stephen M. Hosmer, evaluated the effectiveness or our disclosure controls and procedures as of the end of the 2010 fiscal year.  Based on their evaluation, they concluded that our disclosure controls are effective as of December 31, 2010.

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

Management assessed our internal control over financial reporting as of December 31, 2010, which was the end of our fiscal year. Management based its assessment on criteria established in the SEC Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The guidance sets forth an approach by which management can conduct a top-down, risk-based evaluation of internal control over financial reporting. Management’s assessment included an evaluation of risks to reliable financial reporting, whether controls exist to address those risks and evaluated evidence about the operation of the controls included in the evaluation based on its assessment of risk.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10                                Directors and Executive Officers of the Registrant

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2010.

Item 11                                Executive Compensation

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2010.

Item 12                                Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2010.

Item 13                                Certain Relationships and Related Transactions
The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2010.

Item 14                                Principal Accountant Fees and Services

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2010.

PART IV

Item 15                                Exhibits and Financial Statement Schedules

The agreements included as exhibits to this report are included to provide information about their terms and not to provide any other factual or disclosure information about Royale Energy or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement that were made solely for the benefit of the other agreement parties and:

•	should not be treated as categorical statements of fact, but rather as a way of allocating the risk among the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from the way investors may view materiality; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

1.	Financial Statements. See Index to Financial Statements, page F-1

2.	Schedules. Supplemental Information About Oil and Gas Producing Activities (Unaudited) begins on page F-29.

3.	Exhibits. Certain of the exhibits listed in the following index are incorporated by reference.

3.1	Restated Articles of Incorporation of Royale Energy, Inc., incorporated by reference to Exhibit 3.1 of Royale Energy’s Form 10-Q filed August 14, 2009.
3.2	Amended and Restated Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.2 of Royale Energy’s Form 10-K filed March 27, 2009.
4.1	Series A Warrant issued to Cranshire Capital, L.P., incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed August 6, 2009.
4.2	Series A-1 Warrant issued to Cranshire Capital, L.P., incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed August 6, 2009.
4.3	Series B Warrant issued to Cranshire Capital, L.P., incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed August 6, 2009.
4.4	Series C Warrant issued to Cranshire Capital, L.P., incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed August 6, 2009.
4.5	Warrant issued to J.P. Turner Partners, L.P. dated August 5, 2009, incorporated by reference to Exhibit 4.5 of the Company’s Form S-3/A filed August 21, 2009.
4.6	Warrant issued to J.P. Turner Partners, L.P. dated October 20, 2009, incorporated by reference to Exhibit 4.6 of the Company’s Form S-3/A filed December 14, 2009.
4.7	Warrant issued to Cranshire Capital, L.P., incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed October 21, 2009.
4.8	Certificate of Determination of the Series AA Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of Royale Energy's Form 10-SB Registration Statement.

10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 of Royale Energy's Form 10-SB Registration Statement.
10.2
Amended and Restated Credit Agreement between Royale Energy and Texas Capital Bank, N.A. (February 13, 2009), incorporated by reference to Exhibit 310.2 of Royale Energy’s Form 10-K filed March 27, 2009.

10.3	Form of Promissory Note between Royale Energy and Texas Capital Bank, N.A., incorporated by reference to Exhibit 10.3 of Royale Energy’s Form 10-K filed March 27, 2009.
10.4	Securities Purchase Agreement between the Company and Cranshire Capital, L.P., dated as of August 4, 2009, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 6, 2009.
10.5	Registration Rights Agreement between the Company and Cranshire Capital, L.P., dated as of August 5, 2009, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 6, 2009.
10.6	Securities Purchase Agreement between the Company and Cranshire Capital, L.P., dated as of October 16, 2009, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 21, 2009.
10.7	Registration Rights Agreement between the Company and Cranshire Capital, L.P., dated as of October 16, 2009, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 21, 2009.
10.8	Financial Representative Agreement between the Company and J.P. Turner & Company, LLC, dated July 9, 2009, incorporated by reference to Exhibit 10.3 of the Company’s Form S-3/A filed August 21, 2009.
23.1	Consent of Padgett, Stratemann & Co., L.L.P., filed herewith.
23.2	Consent of Netherland, Sewell & Associates, Inc., filed herewith.
23.3	Consent of Source Energy, LLC, filed herewith.
31.1	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
31.2	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
32.1	Section 1350 Certification, filed herewith.
32.2	Section 1350 Certification, filed herewith.
99.1	Report of Netherland Sewell & Associates, Inc., filed herewith.
99.2	Report of Source Energy, LLC, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royale Energy, Inc.

Date:	March 11, 2011	/s/ Donald H.. Hosmer
Donald H.. Hosmer
Co-President and Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 11, 2011	/s/ Harry E. Hosmer Harry E. Hosmer Chairman of the Board of Directors
Date:	March 11, 2011	/s/ Donald H. Hosmer Donald H. Hosmer Director, Co-President, Co-Chief Executive Officer
Date:	March 11, 2011	/s/ Stephen M. Hosmer Stephen M. Hosmer Director, Co-President, Co-Chief Executive Officer, Chief Financial Officer and Secretary
Date:	March 11, 2011	/s/ Tony Hall Tony Hall Director
Date:	March 11, 2011	/s/ Oscar A. Hildebrandt Oscar A. Hildebrandt Director
Date:	March 11, 2011	/s/ Gary Grinsfelder Gary Grinsfelder Director
Date:	March 11, 2011	/s/ Gilbert C.L. Kemp Gilbert C.L. Kemp Director
Date:	March 11, 2011	/s/ George M. Watters George M. Watters Director

ROYALE ENERGY, INC.
INDEX TO FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

REPORT OF PADGETT, STRATEMANN & CO., LLP, INDEPENDENT AUDITORS                                                                                                                                                                                                                                                 F-2

BALANCE SHEETS DECEMBER 31, 2010 AND 2009                                                                                                                                                                                                                                                                                                      F-3

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

We have audited the accompanying balance sheets of Royale Energy, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2010, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royale Energy, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

Padgett, Stratemann & Co., L.L.P.
San Antonio, Texas
March 11, 2011

ROYALE ENERGY, INC
BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009

Current Assets
Cash and Cash Equivalents	$4,630,722	$3,835,282
Accounts Receivable, net	2,451,047	2,493,108
Prepaid Expenses	586,486	842,226
Deferred Tax Asset	541,442	0
Available for Sale Securities	0	1,000,320
Inventory	850,385	845,874

Total Current Assets	9,060,082	9,016,810

Other Assets	6,946	6,946
Deferred Tax Asset - Noncurrent	4,495,145	5,740,414

Oil And Gas Properties (Successful Efforts Basis)
Equipment and Fixtures	10,258,240	8,800,293

Total Assets	$23,820,413	$23,564,463

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

LIABILITIES AND STOCKHOLDERS' EQUITY

	2010	2009
Current Liabilities:
Accounts Payable and Accrued Expenses	$5,235,166	$5,128,987
Current Portion of Long-Term Debt	0	50,417
Current Portion of Deferred Tax Liability	0	323,757
Deferred Revenue from Turnkey Drilling	3,866,319	4,979,605

Total Current Liabilities	9,101,485	10,482,766

Noncurrent Liabilities:
Asset Retirement Obligation	580,568	514,361
Long-Term Debt, Net of Current Portion	3,200,000	2,440,000

Total Noncurrent Liabilities	3,780,568	2,954,361

Total Liabilities	12,882,053	13,437,127

Stockholders' Equity

Common Stock, No Par Value, 20,000,000 Shares Authorized; 10,307,350 and 10,257,827 Shares Issued, 10,274,731 and 10,225,208 Shares Outstanding, Respectively	27,246,740	27,246,740

Convertible Preferred Stock, Series AA, No Par Value,
147,500 Shares Authorized; 52,784
Shares Issued and Outstanding, Respectively	154,014	154,014
Accumulated (Deficit)	(16,807,424)	(18,115,452)
Accumulated Other Comprehensive Income (Loss)	0	676,563

Total Paid in Capital and Accumulated Deficit	10,593,330	9,961,865

Less Cost of Treasury Stock, 32,619 Shares	(179,376)	(179,376)
Paid in Capital, Treasury Stock	524,406	344,847

Total Stockholders' Equity	10,938,360	10,127,336

Total Liabilities and Stockholders' Equity	$23,820,413	$23,564,463

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
Revenues:
Sale of Oil and Gas	$3,047,201	$2,800,557	$6,999,022
Turnkey Drilling	7,868,273	5,061,804	11,472,065
Supervisory Fees and Other	682,966	763,224	703,027

Total Revenues	$11,598,440	$8,625,585	$19,174,114

Costs and Expenses:
General and Administrative	4,001,370	3,546,816	4,382,462
Turnkey Drilling & Development	2,560,068	2,146,904	6,015,390
Lease Operating	1,221,904	1,415,970	2,906,325
Lease Impairment	500,144	1,935,861	15,691,348
Bad Debt Expense	43,153	255,478	567,521
Legal and Accounting	574,384	717,173	1,211,989
Marketing	621,531	810,147	1,160,999
Depreciation, Depletion and Amortization	919,355	989,716	4,148,415

Total Costs and Expenses	$10,441,909	$11,818,065	$36,084,449

Gain (Loss) on Sale of Assets	(3,310)	45,611	2,547,450

Income (Loss) from Operations	1,153,221	(3,146,869)	(14,362,885)

Other Income (Expense):
Interest Expense	(46,613)	(101,675)	(221,667)
Gain on sale of Marketable Securities	907,679	0	0

Income (Loss) Before Income Tax Expense	2,014,287	(3,248,544)	(14,584,552)
Income Tax Expense (Benefit)	706,259	(1,051,401)	(5,806,938)

Net Income (Loss)	$1,308,028	$(2,197,143)	$(8,777,614)

Basic Earnings Per Share:
Net Income (Loss) Available To Common Stock	$0.13	$(0.24)	$(1.06)

Diluted Earnings (Loss) Per Share	$0.12	$(0.24)	$(1.06)

Other Comprehensive Income
Unrealized Gain(Loss) on Equity Securities	$(1,907,999)	$1,352,465	$(303,870)
Less: Reclassification Adjustment for Losses (Gains) Included in Net Income	(907,679)	120,269	(71,994)

Other Comprehensive Income (Loss), before tax	(1,000,320)	1,232,196	(231,876)

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	(323,757)	415,580	(91,823)

Other Comprehensive Income (Loss), net of tax	(676,563)	816,616	(140,053)

Comprehensive Income (Loss)	$631,465	$(1,380,527)	$(8,917,667)

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	Common Stock		Preferred Stock Series AA

	Shares Issued	Amount	Shares Outstanding	Amount

Balance at January 1, 2008	7,951,746	$19,511,963	57,416	$167,979

Stock Options Exercised	36,844	105,000	-	-

Employee Stock Award Adjustment	(134)	-	-	-

Common Stock Private Placement	574,945	3,724,998	-	-

Conversion of Preferred AA	2,316	13,965	(4,632)	(13,965)

Directors’ Stock Option Grant	-	-	-	-

Available for Sale Securities – Unrealized Loss, net of tax	-	-	-	-

Net Loss	-	-	-	-

Balance, December 31, 2008	8,538,717	$23,355,926	52,784	$154,014

Common Stock Private Placement	1,175,817	2,810,164	-	-

Common Stock Warrant Exercise	511,628	1,080,650	-	-

Directors’ Stock Option Grant	-	-	-	-

Directors’ Stock Grant	31,665	-	-	-

Available for Sale Securities – Unrealized Gain, net of tax	-	-	-	-

Net Loss	-	-	-	-

Balance, December 31, 2009	10,257,827	$27,246,740	52,784	$154,014

Directors’ Stock Options Grant	-	-	-	-

Directors’ Stock Grant	49,523	-	-	-

Available for Sale Securities – Unrealized Loss, net of tax	-	-	-	-

Net Income	-	-	-	-

Balance, December 31, 2010	10,307,350	$27,246,740	52,784	$154,014

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	Treasury Stock
	Shares Acquired	Amount	Paid in Capital Treasury Stock

Balance at January 1, 2008	33,087	$(181,012)	$26,575

Stock Options Exercised	-	-	-

Employee Stock Award Adjustment	(468)	1,636	254

Common Stock Private Placement	-	-	-

Conversion of Preferred AA	-	-	-

Directors’ Stock Option Grant	-	-	95,436

Available for Sale Securities – Unrealized Loss	-	-	-

Net Loss	-	-	-

Balance, December 31, 2008	32,619	$(179,376)	$122,265

Common Stock Private Placement	-	-	-

Common Stock Warrant Exercise	-	-	-

Directors’ Stock Option Grant	-	-	74,748

Directors’ Stock Grant	-	-	147,834

Available for Sale Securities – Unrealized Gain	-	-	-

Net Loss	-	-	-

Balance, December 31, 2009	32,619	$(179,376)	$344,847

Directors’ Stock Options Grant	-	-	74,748

Directors’ Stock Grant	-	-	104,811

Available for Sale Securities – Unrealized Loss	-	-	-

Net Income	-	-	-

Balance, December 31, 2010	32,619	$(179,376)	$524,406

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2008	$(7,140,695)	$-	$12,384,810

Stock Options Exercised	-	-	105,000

Employee Stock Award Adjustment	-	-	1,890

Common Stock Private Placement	-	-	3,724,998

Conversion of Preferred AA	-	-	-

Directors’ Stock Option Grant	-	-	95,436

Available for Sale Securities – Unrealized Loss	-	(140,053)	(140,053)

Net Loss	(8,777,614)	-	(8,777,614)

Balance, December 31, 2008	$(15,918,309)	$(140,053)	$7,394,467

Common Stock Private Placement	-	-	2,810,164

Common Stock Warrant Exercise	-	-	1,080,650

Directors’ Stock Option Grant	-	-	74,748

Directors’ Stock Grant	-	-	174,834

Available for Sale Securities – Unrealized Gain	-	816,616	816,616

Net Loss	(2,197,143)	-	(2,197,143)

Balance, December 31, 2009	$(18,115,452)	$676,563	$10,127,336

Directors’ Stock Options Grant	-	-	74,748

Directors’ Stock Grant	-	-	104,811

Available for Sale Securities – Unrealized Loss	-	(676,563)	(676,563)

Net Income	1,308,028	-	1,308,028

Balance, December 31, 2010	$(16,807,424)	$-	$10,938,360

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,308,028	$(2,197,143)	$(8,777,614)
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities:
Depreciation, Depletion, and Amortization	919,355	989,716	4,148,415
Lease Impairment	500,144	1,935,861	15,691,348
(Gain) Loss on Sale of Assets	3,310	(165,880)	(2,547,450)
Realized (Gain) Loss on Equity Securities	(907,679)	120,269	71,994
Bad Debt Expense	43,153	255,478	567,521
Stock-Based Compensation, net of adjustments	179,559	222,582	97,580
(Increase) Decrease in:
Accounts Receivable	(1,092)	1,001,971	(227,737)
Prepaid Expenses and Other Assets	251,229	1,368,094	(2,038,402)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	176,969	(5,120,590)	332,043
Deferred Revenues - DWI	(1,113,286)	973,805	58,703
Deferred Income Taxes	703,827	(268,532)	(5,835,477)

Net Cash (Used in) Provided by Operating Activities	2,063,517	(884,369)	1,540,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures For Oil And Gas Properties And
Other Capital Expenditures	(2,895,475)	(1,430,955)	(9,865,255)
Proceeds from Sale of Assets	14,719	134,482	5,698,911
Purchase of Equity Securities	(177,624)	(8,857)	(633,427)
Sale of Equity Securities	1,085,303	339,402	110,619

Net Cash Used in Investing Activities	(1,973,077)	(965,928)	(4,689,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Debt	9,020,000	7,443,764	0
Principal Payments on Long-Term Debt	(8,315,000)	(6,979,738)	(3,200,000)
Proceeds from Issuance of Common Stock	0	2,810,164	3,724,999
Exercise of Options and Warrants for Cash	0	1,080,650	105,000

Net Cash Provided by Financing Activities	705,000	4,354,840	629,999

Net Increase (Decrease) in Cash and Cash Equivalents	795,440	2,504,543	(2,518,229)

Cash & Cash Equivalents at Beginning of Year	3,835,282	1,330,739	3,848,968

Cash & Cash Equivalents at End of Year	$4,630,722	$3,835,282	$1,330,739

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid for Interest	$38,439	99,467	231,512

Cash Paid for Taxes	$106,157	5,371	19,338
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:

Conversion of accounts payable to long-term note payable	$0	55,000	0

Conversion of Series AA Preferred Stock to Common Stock	0	0	13,965

Unrealized Gain (Loss) on Available-for-Sale Securities, net of tax effect	$(676,563)	$816,616	$(140,053)

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

Material estimates that are particularly susceptible to significant change relate to the estimate of Company oil and gas reserves prepared by an independent engineering consultant.  Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proven reserves. Estimated reserves are used in the calculation of depletion, depreciation and amortization, unevaluated property costs, impairment of oil and natural gas properties, estimated future net cash flows, taxes, and contingencies.

Joint Ventures

The accompanying financial statements as of December 31, 2010 and 2009, include the accounts of Royale Energy and its proportionate share of the assets, liabilities and results of operations.  Royale Energy generally retains an ownership interest of approximately 50% in wells it drills with its joint venture projects.  Royale Energy is the operator of the majority of properties in which it has an ownership interest. In connection with the drilling and operation of wells, the Company receives industry standard COPAS fees, which are recorded as supervisory fee income.

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

Royale Energy recognizes revenues from the sale of natural gas in which the Company has an interest with other producers using the entitlements method of accounting.  Under this method we recognize revenue based on our entitled ownership percentage of sales of natural gas delivered to purchasers.  Gas imbalances occur when we sell more or less than our entitled ownership percentage of total natural gas production.  When we receive more than our entitled share, a liability is recorded.  Gas imbalances on our production at December 31, 2010, 2009 and 2008, were not significant.

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

Royale Energy performs a periodic review for impairment of proved properties on a field-by-field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value. Royale Energy determines if impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on undiscounted cash flows. Impairment losses of $500,144, $1,935,861, and $15,691,348, were recorded in 2010, 2009, and 2008 respectively.

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

In 2010, management recorded an impairment of $500,144 in fields where year end reserve values no longer supported the net book values of wells in those fields.  The majority of this impairment stems from our River Island field in California.  An impairment of $233,521 was recorded for this field due to significantly lower proved reserves than previously estimated. Royale also had impairments in its Dunnigan Hills, Rio Vista, and Bowerbank fields located in California in the amounts of $22,118, $17,931, and $24,680, respectively.  These impairments were the result of natural declines and lower reserves than previously estimated.  Additionally, Royale also had $201,883 in nonviable geological lease and land costs incurred in developing various fields throughout California and Utah that were charged to impairment expense.

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

In 2008, Royale Energy recorded an impairment of $15,691,348 in fields where year end reserve values no longer supported net book values of the related wells in those fields.  Moreover, 2008 impairments also include significant impairments of nonviable geological lease and land costs.  The majority of these impairments, $9,508,294, were recorded in our Moon Ridge field in Utah, where recently drilled wells had significantly lower proved reserves than originally estimated.  Royale’s Texas and Gulf Coast fields were impaired $1,936,390 due to lower production, and lower than originally estimated reserves.  In addition, the company also had $3,014,027 in nonviable geological lease and land costs incurred in developing its Gulf Coast and Texas fields with Brigham Exploration Company.  In reviewing these carried costs, management determined Royale Energy would not be able to pursue any additional wells with Brigham where these costs would be allocated.  Royale had impairments in its Dunnigan Hills, Bowerbank, Elkhorn Slough, and Afton fields in the amounts of $55,616, $100,436, $284,379, and $42,828, respectively.   The impairments were the result of natural declines and lower reserves than originally estimated.  Management also impaired its costs relating to two wells drilled in Colusa County and Kern County by $348,376 and $340,129, respectively.  These wells, drilled as developmental to existing reserves, produced no gas, and as such, their related costs were impaired.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit, and highly liquid debt instruments with maturities of three months or less.

Inventory

Inventory consists of well supplies and spare parts and is carried at lower of cost or market.

Accounts Receivable

The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged to earnings.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  At December 31, 2010 and 2009, net accounts receivable was $2,451,047 and $2,493,108 respectively. At December 31, 2010 and 2009, the Company established an allowance for uncollectable accounts of $736,639 and $1,019,018, respectively for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share are calculated as follows:

	For the Year Ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$1,308,028	10,245,033	$0.13

Cumulative effect of accounting change	-	-	-

Diluted Earnings Per Share:
Effect of dilutive securities and stock options		850,613	$(0.01)

Net income available to common stock	$1,308,028	11,095,646	$0.12

	For the Year Ended December 31, 2009
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$(2,197,143)	8,974,786	$(0.24)

Cumulative effect of accounting change

Diluted Earnings Per Share:
Effect of dilutive securities and stock options

Net income available to common stock	$(2,197,143)	8,974,786	$(0.24)

	For the Year Ended December 31, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$(8,777,614)	8,246,972	$(1.06)

Cumulative effect of accounting change

Diluted Earnings Per Share:
Effect of dilutive securities and stock options

Net income available to common stock	(8,777,614)	8,246,972	$(1.06)

For the years ended December 31, 2009, and 2008, Royale Energy had dilutive securities of 724,231 and 43,700 respectively.  These securities were not included in the dilutive earning per share due to their anti-dilutive nature.

Stock Based Compensation

Royale Energy has a stock-based employee compensation plan, which is more fully described in Note 13.  Effective January 1, 2006, the Company adopted the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards, consistent with that used for pro forma disclosures under the Topic.

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
In January 2000, Royale Energy received 96,000 shares (as adjusted for a later stock split) in a new start up company (the “Settlement Stock”) as part of a settlement in an action filed against a former consultant.  At the time of the settlement, the value of the Settlement Stock was undeterminable because there was no market for the start-up’s stock.  In September 2009, issuer of the Settlement Stock conducted an initial public offering of stock, and a market for its shares was established.  By December 31, 2010, the Company had sold all remaining shares of the Settlement Stock.  For the twelve months ended December 31, 2010, the Company recognized a realized gain of $907,679 and a related income tax expense of $318,255 from the liquidation of the Settlement Stock.  For the same period in 2010, Royale recorded an unrealized holding loss of $676,563 in the Other Comprehensive Income (Loss) section of the Statement of Operations.  The unrealized holding loss included the income tax effect of $323,757.

At December 31, 2009, the fair value of the Settlement Stock was $1,000,320, and the shares were classified as available for sale securities.  The fair value was determined using the number of shares owned as of the last day of the reporting period multiplied by the market price of the Settlement Stock on that day.  For the year ended December 31, 2009, an unrealized holding gain of $816,616 was recorded in the other comprehensive income (loss) section of the Statement of Operations. The unrealized holding gain included the income tax effect of $415,580.

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

At December 31, 2009, Royale Energy reported the fair value of $1,000,320 in available for sale securities.  The fair value was determined using the number of shares owned as of December 31, 2009, multiplied by the market price of those securities on December 31, 2009.  By December 31, 2010, the Company liquidated its available for sale securities holdings.
The table below summarizes Royale’s fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall.  At December 31, 2010, Royale Energy quoted prices in active markets for identical assets when determining the fair value measurements at the reporting date.

Description	12/31/2010	Level 1	12/31/2009	Level 1
Available for Sale Securities	$0.00	$0.00	$1,000,320	$1,000,320

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

SEC Rulemaking

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC required companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. The adoption of this rule did not have a significant impact on the Company’s financial statements.

 NOTE 2 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31:

	2010	2009
Oil and Gas

Producing properties, including intangible drilling costs	$25,637,549	$23,746,696
Undeveloped properties	512,573	570,831
Lease and well equipment	9,750,303	9,251,307
	35,900,425	33,568,834
Accumulated depletion, depreciation and amortization	(26,333,243)	(25,512,869)

	9,567,182	$8,055,965

	2010	2009	2008
Commercial and Other

Real estate, including furniture and fixtures	$502,344	$502,344	$$503,344
Vehicles	158,250	255,496	313,460
Furniture and equipment	1,285,744	1,258,439	1,232,647
	1,946,338	2,016,279	2,049,451
Accumulated depreciation	(1,255,280)	(1,271,951)	(1,232,077)

	691,058	744,328	817,374

	$10,258,240	8,800,293	$10,263,517

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

	2010	2009	2008

Acquisition - Proved	$37,509	4,355	$288,569
Acquisition- Unproved	$137,846	16,803	$(218,533)
Development	$1,379,906	1,471,436	$9,701,556
Exploration	$3,335,778	2,725,885	$2,047,211

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

12 Months Ended December 31,
	2010	2009
Beginning balance at January 1	$0	$0

Additions to capitalized exploratory well costs pending the determination of proved reserves	$1,408,905	$953,082

Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	$(1,408,905)	$(953,082)

Ending balance at December 31	$0	$0

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the three years ended December 31, are as follows:

	2010	2009	2008

Oil and gas sales	$3,047,201	2,800,557	$6,999,022
Production related costs	(1,221,904)	(1,415,970)	(2,906,325)
Lease Impairment	(500,144)	(1,935,861)	(15,691,348)
Depreciation, depletion and amortization	(919,355)	(989,716)	(4,148,415)

Results of operations from producing and
exploration activities	$405,798	(1,540,990)	$(15,747,066)
Income Taxes (Benefit)	142,283	(498,746)	(6,269,004)

Net Results	$263,515	(1,042,244)	$(9,478,062)

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

	2010	2009
Asset retirement obligation Beginning of the year
	$514,361	$494,168
Liabilities incurred during the period	21,407	2,903
Settlements	(6,017)	0
Accretion expense	36,154	32,293
Revisions in estimated cash flow	14,663	(15,003)

Asset retirement obligation End of year	$580,568	$514,361

NOTE 4 - TURNKEY DRILLING CONTRACTS

Royale Energy receives funds under turnkey drilling contracts, which require Royale Energy to drill oil and gas wells within a reasonable time period from the date of receipt of the funds.  As of December 31, 2010 and 2009 Royale Energy had recorded deferred turnkey drilling associated with undrilled wells of $3,866,319 and $4,979,605, respectively, as a current liability.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for 2010, 2009 and 2008:

	Oil and Gas Producing and Exploration	Turnkey Drilling Services	Total
Year Ended December 31, 2010
Revenues from External Customers	$3,047,201	$7,868,273	$10,915,474

Supervisory Fees	670,569	-	670,569

Interest Revenue	-	12,397	12,397

Interest Expense	23,307	23,306	46,613

Operating Expenses for Segment Assets	3,921,599	5,100,811	9,022,410

Depreciation, Depletion, and Amortization	873,387	45,968	919,355

Lease Impairment	250,072	250,072	500,144

Loss on Sale of Assets	(3,310)	-	(3,310)

Gain on Marketable Securities	-	907,679	907,679

Income Tax (Benefit)	(474,713)	1,180,972	706,259

Total Assets	22,629,392	1,191,021	23,820,413

Net Income (Loss)	$(879,192)	$2,187,220	$1,308,028

Year Ended December 31, 2009
Revenues from External Customers	$2,800,557	$5,061,804	$7,862,361

Supervisory Fees	750,632	-	750,632

Interest Revenue	-	12,592	12,592

Interest Expense	50,838	50,837	101,675

Operating Expenses for Segment Assets	3,931,723	4,960,765	8,892,488

Depreciation, Depletion, and Amortization	940,230	49,486	989,716

Lease Impairment	967,931	967,930	1,935,861

Gain on Sale of Assets	45,611	-	45,611

Income Tax (Benefit)	(742,435)	(308,966)	(1,051,401)

Total Assets	22,386,240	1,178,223	23,564,463

Net Income (Loss)	$(1,551,487)	$(645,656)	$(2,197,143)

	Oil and Gas Producing and Exploration	Turnkey Drilling Services	Total
Year Ended December 31, 2008
Revenues from External Customers	$6,999,022	$11,472,065	$18,471,087

Supervisory Fees	613,338	-	613,338

Interest Revenue	-	89,689	89,689

Interest Expense	110,834	110,833	221,667

Expenditures for Segment Assets	6,207,052	10,037,634	16,244,686

Depreciation, Depletion, and Amortization	3,940,994	207,421	4,148,415

Lease Impairment	7,845,674	7,845,674	15,691,348

Gain (Loss) on Sale of Assets	2,547,450	-	2,547,450

Income Tax (Benefit)	(3,163,254)	(2,643,684)	(5,806,938)

Total Assets	22,981,066	1,209,530	24,190,596

Net Income (Loss)	$(4,781,490)	$(3,996,124)	$(8,777,614)

NOTE 6 - LONG-TERM DEBT

	2010	2009
Revolving line of credit secured by oil and gas properties, with a maximum available of $14,250,000 at December 31, 2010, issued by Texas Capital Bank, N.A. for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes.  The agreement was entered into on February 13, 2009.  Interest is at Texas Capital Bank’s “Base Rate” plus 1.00% with an “Adjusted Base Rate” of 5.00%, resulting in a rate of 5.00% at December 31, 2010 and 2009, payable monthly with borrowing base reductions of $100,000 commencing on January 1, 2011.  As part of this agreement, Texas Capital Bank has issued letters of credit in the amount of $750,000 on behalf of the Company to various agencies.  All unpaid principal and interest is payable at maturity on February 13, 2013.  At December 31, 2010, Royale’s borrowing base with Texas Capital Bank was $3,200,000.
	$3,200,000	$2,440,000

An unsecured Note payable was issued to Von Fletcher Trucking Inc. for $55,000 for the purposes of financing services performed by the vendor. The promissory note was entered into on September 30, 2009, with an interest rate of 10%. Monthly principal payments of $4,583 plus any accrued interest will commence for twelve months beginning January 1, 2010.	$-	$50,417

Total Long Term Debt	$3,200,000	$2,490,417

Less Current Maturity	$-	50,417

Long Term Debt Less Current Portion	$3,200,000	$2,440,000

Significant covenants under the terms of the Texas Capital Bank, Inc. line of credit agreement include that the Company will have a tangible net worth not less than $5,424,014 as of December 31, 2008, plus 75% of positive quarterly net income thereafter, a interest coverage ratio not less than 3.00:1, and a bank defined current ratio not less than 1:1. The Company was in compliance with, or had obtained a waiver from, the terms of this agreement at December 31, 2010.

In June 2009, a joint and several guarantee of the $750,000 Letter of Credit Facility by and between Stephen Hosmer and Harry Hosmer was added the loan agreement.  Guarantors will be required to collectively maintain unencumbered liquidity in the form of cash or marketable securities equal to 150% of the line amount.

Even though the Company’s borrowing base has been reduced by $100,000 a month beginning January 1, 2011, Royale Energy does not classify these commitment reductions as a current liability.   The underlying line of credit is due February 13, 2013, and the borrowing base is subject to redetermination semiannually by the lender or at the request of the borrower.  Throughout the year, when new oil and natural gas reserves are discovered, the added reserve value leads to an increase in the Company’s borrowing base, and thereby negates any need to paydown any portion of the line of credit during the next twelve months.

Maturities of long-term debt for years subsequent to December 31, 2010, are as follows:

Year Ended December 31,
2011	$-
2012	$-
2013	$3,200,000

$3,200,000

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

Significant components of the Company’s deferred assets and liabilities at December 31, 2010, 2009 and 2008, respectively, are as follows:
	2010	2009	2008
Deferred Tax Assets (Liabilities):
Statutory Depletion Carry Forward	$906,804	$894,590	$902,529
Net Operating Loss	1,852,370	1,740,853	1,094,343
Other	232,909	171,727	103,979
Mark to Market Securities	0	(323,757)	91,823
Capital Loss / AMT Credit Carry Forward	76,410	76,410	44,117
Charitable Contributions Carry Forward	33,553	6,495	6,397
Allowance for Doubtful Accounts	288,768	367,878	332,499
Oil and Gas Properties and Fixed Assets	1,943,967	2,780,655	2,988,018
	$5,334,781	$5,714,851	$5,563,705
Valuation Allowance	298,194	298,194	-
Net Deferred Tax Asset (Liability)	$5,036,587	$5,416,657	$5,563,705

Deferred Tax Assets:
Current	$541,442	$-	$534,698
Non-current	4,495,145	5,740,414	5,029,007
Deferred Tax Liabilities:
Current	-	(323,757)	-
Non-current	-	-	-
Net Deferred Tax Asset (Liability)	$5,036,587	$5,416,657	$5,563,705

The Company had statutory percentage depletion carry forwards of approximately $2,300,000 at December 31, 2010 and 2009, respectively.  The depletion has no expiration date.  The Company also has a net operating loss carry forward of approximately $4,500,000 and $4,200,000 at December 31, 2010 and 2009, respectively.  The first portion of Royale’s net operating loss, $1,100,000, will expire in 2027, $1,600,000 will expire in 2028, $1,500,000 will expire in 2029 with the remaining portion, $300,000, expiring in 2030.

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the statutory income tax rates at December 31, 2010, 2009 and 2008, respectively, to pretax income is as follows:

	2010	2009	2008

Tax (benefit) computed at statutory rate of 34%	$684,858	$(1,104,505)	$(4,958,749)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other	20,393	(234,255)	(727,256)
Other non deductible expenses	1,008	(10,835)	13,941
Change in valuation allowance	-	298,194	(134,874)
Provision (benefit)	$706,259	$(1,051,401)	$(5,806,938)

Effective Tax Rate	35.1%	32.4%	39.6%

The components of the Company’s tax provision are as follows:

	2010	2009	2008

Current tax provision (benefit) – federal	$-	(792,344)	$20,667
Current tax provision (benefit) – state	2,432	8,667	7,872
Deferred tax provision (benefit) – federal	686,328	(159,435)	(4,729,030)
Deferred tax provision (benefit) – state	17,499	(108,289)	(1,106,447)

Total provision (benefit)	$706,259	(1,051,401)	$(5,806,938)

In January 2007, Royale adopted additional provisions from the Income Taxes Topic of the FASB Accounting Standards Codification, which clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  As a result of our implementation of the Topic at the time of adoption and at December 31, 2010, the Company did not recognize a liability for uncertain tax positions.  Currently, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our consolidated balance sheets. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The tax years 2007 through 2009 remain open to examination by the taxing jurisdictions in which we file income tax returns.

NOTE 8 - SERIES AA PREFERRED STOCK

In April 1992, Royale Energy's Board of Directors authorized the sale of Series AA Convertible Preferred Stock.  Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to

Series A Convertible Preferred Stockholders.  The Series AA Convertible Preferred Stock does not have the right of redemption at the stockholders' option.    In 2008, a Preferred AA stockholder was issued 2,316 shares of common stock in exchange for 4,632 share of Series AA Preferred stock resulting in 52,784 shares of Series AA Preferred stock issued and outstanding as of December 31, 2008.  During the years ending December 31, 2009 and 2010, there were no conversions of Series AA Preferred stock, and as of December 31, 2010 there were 52,784 shares of Series AA Preferred stock issued and outstanding.

NOTE 9 - COMMON STOCK

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

NOTE 10 - OPERATING LEASES

Royale Energy occupies office space through the use of two leases, one for their office in San Diego, CA and one for an office and yard in Woodland, CA.  The San Diego lease is under a 120 month noncancellable lease contract, which expires in July 2015. The San Diego lease calls for monthly payments ranging from $27,010 to $35,271, and the Woodland lease calls for monthly payments of $900.  Future minimum lease obligations as of December 31, 2010 are as follows:

Year Ended
December 31,

2011	$380,465
2012	$391,692
2013	$403,873
2014	$415,842
2015	$246,900
Thereafter	$-

Total	$1,838,772

Rental expense for the years ended December 31, 2010, 2009, and 2008, was $371,520, $371,520 and $370,620, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

Donald H. Hosmer, Royale Energy’s co-president and co-chief executive officer owns 9.42% of Royale Energy common stock. Donald H. Hosmer is the brother of Stephen M. Hosmer, and son of Harry E. Hosmer.

Stephen M. Hosmer, Royale Energy’s co-president, co-chief executive officer and chief financial officer, owns 12.11% of Royale Energy common stock.  Stephen M. Hosmer is the brother of Donald H. Hosmer and son of Harry E. Hosmer.

Harry E. Hosmer, Royale Energy's former president and former chief executive officer, owns 7.67% of Royale Energy common stock. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer.  Donald H. Hosmer and Stephen M. Hosmer are also officers and directors of Royale Energy.

The Board of Directors adopted a policy in 1989 that permits directors and officers of the Company to purchase from the Company, at the Company’s actual costs, up to one percent of a fractional interest in any well to be drilled by the Company. Current and former officers and directors were billed $15,387, $20,484 and $38,326 for their interests for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 12 - STOCK COMPENSATION PLAN

During the March 23, 2008 Board of Directors meeting, directors and executive officers of Royale Energy were each granted 45,000 options, a total of 360,000 options, to purchase common stock at an exercise or base price of $3.50 per share.  These options are to be vested in three parts; the first 120,000 have vested March 31, 2008, the next 120,000 have vested on March 31, 2009, and the remaining vested on March 31, 2010.  The options were granted for a legal life of four years with a service period of three years.  Royale Energy recorded compensation expense of $74,748 in 2008, 2009 and 2010 relating to these options. The total income tax benefit recognized in the income statement for these option arrangements was $29,600 in 2008, $24,218 in 2009, and 26,209 in 2010.

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

Options	2010	2009	2008

Expected volatility	-	-	40%

Weighted-average volatility	-	-	40%

Expected dividends	-	-	-

Expected term (months)	-	-	48

Risk-free rate	-	-	2.89%

A summary of the status of Royale Energy's stock option plan as of December 31, 2010, 2009 and 2008, and changes during the years ending on those dates is presented below:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options
Outstanding at Beginning of Year	320,000	$3.50	320,000	$3.50	-
Granted	-		-		360,000	$3.50
Exercised	-		-		(40,000)	$3.50
Expired or Ineligible	-		-		-

Outstanding at End of Year	320,000	$3.50	320,000	$3.50	320,000	$3.50

Options Exercisable at Year End	320,000	$3.50	200,000	$3.50	80,000	$3.50

Weighted-average Fair Value of Options
Granted During the Year	-		-		$224,244

The weighted-average grant-date fair value of options granted during 2008 was $0.62 per share, and the fair value of the options vested in 2008 was $74,748.  The total intrinsic value of options exercised during 2008 was $220,846.  At December 31, 2008 2009, and 2010, Royale Energy’s stock price was less than the weighted average exercise price, and as such the outstanding and exercisable stock options had no intrinsic value.  These stock options have a weighted-average remaining contractual term of 16 months as of December 31, 2010.  The fair value of the options vested in 2009 and 2010 was $74,748 for each year.

In November 2008, the Board of Directors granted the directors and executive officers of Royale Energy 95,000 shares of restricted common stock.  The number of granted shares will double to 190,000 shares of common stock if Royale’s stock price reaches $15 a share during the period.  The grant is to be vested in three parts.  The first and second parts of 31,665 vested on November 30, 2009 and 2010.  The remaining part of 31,665, or 63,340 shares, depending on Royale’s stock price, will vest on November 30, 2011.  Royale has recognized share-based compensation expense of $20,688 and $8,192 as a tax benefit in 2008 relating to this grant.  During 2009, Royale recognized $110,332 in compensation expense resulting in a $35,748 tax benefit relating to this stock grant.  Compensation expense of $104,811 along with a tax benefit relating to this stock grant of $36,749 was recognized by the Company during 2010.

In July 2009, the Board of Directors granted a total of 17,858 shares of common stock to two directors as compensation for their joint and several guarantee of letter of credit on behalf of the Company.  The shares vested immediately and the certificates were delivered in January 2010.  Royale recognized share-based compensation expense of $37,502 and $12,151 as a tax benefit for this stock grant in the year ended December 31, 2009.

A summary of the status of Royale Energy's restricted stock grant plans as of December 31, 2010, 2009 and 2008, and changes during the years ending on those dates is presented below:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested Shares
Non-vested at Beginning of Year	63,335	$3.31	95,000	$3.31	-
Granted	-		17,858	$2.10	95,000	$3.31
Reinstated	-		-		-
Vested	31,665	$3.31	49,523	$2.87	-
Expired or Ineligible	-		-		-

Non-vested at End of Year	31,670	$3.31	63,335	$3.31	95,000	$3.31

As of December 31, 2010, there was $78,608 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted.  That cost is expected to be recognized over a weighted-average period of 9 months.

NOTE 13 - SIMPLE IRA PLAN

In April 1998, the Company established a Simple IRA pension plan covering all employees. The Company will contribute a matching contribution to each eligible employee’s Simple IRA equal to the employee’s salary reduction contributions up to a limit of 3% of the employee’s compensation for the year. The employer contribution for the years ending December 31, 2010, 2009, and 2008 were $48,363, $39,768 and $61,787, respectively.

NOTE 14 - ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the continuing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy's business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance and remediation costs in 2010, 2009 or 2008.

Royale Energy is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of Royale Energy.

NOTE 15 - CONCENTRATIONS OF CREDIT RISK

The Company bids its gas sales on a month to month basis and generally sells to a single customer without commitment to future gas sales to any particular customer. The Company normally sells approximately 91% of its monthly natural gas production to one customer on a month to month basis.  Since we are able to sell our natural gas to other readily available customers, the loss of any one customer would not have an adverse affect on our overall sales operations.

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution for our interest bearing accounts in the years ended December 31, 2009, and 2010.  At December 31, 2009, and 2010, the Company’s non-interest bearing accounts were fully insured by the FDIC.   At December 31, 2010 and 2009, cash in banks exceeded the FDIC limits by approximately $3.7 million and $3.3 million, respectively. The Company has not experienced any losses on deposits.

NOTE 16:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2010
Revenues	$1,648,979	$4,115,187	$2,435,856	$3,398,417	$11,598,440
Operating income (loss)	(586,995)	1,552,109	(294,918)	483,024	1,153,221
Net income (loss)	(372,515)	1,075,394	276,200	328,949	1,308,028
Earnings (loss) per share
Diluted	$(0.04)	$0.10	$0.02	$0.03	$0.12
Basic	$(0.04)	$0.11	$0.03	$0.03	$0.13

2009
Revenues	$2,268,170	$1,300,395	$1,211,718	$3,845,302	$8,625,585
Operating income (loss)	(1,441,102)	(460,701)	(1,320,028)	74,962	(3,146,869)
Net income (loss)	$(891,056)	$(294,731)	$(828,825)	$(182,531)	$(2,197,143)
Earnings (loss) per share
Diluted	$(0.10)	$(0.03)	$(0.10)	$(0.02)	$(0.24)
Basic	$(0.10)	$(0.03)	$(0.10)	$(0.02)	$(0.24)

Annual Earnings (loss) per share may not equal the sum of the four quarterly amounts due to rounding.

NOTE 17:  COMMITMENTS AND CONTINGENCIES

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

NOTE 18:  SUBSEQUENT EVENTS

On March 2, 2011, Royale Energy sold a portion of its Bowerbank field which included undisclosed acreages and infrastructure assets to a NYSE listed company.  As part of the sale Royale received $225,000 and retained an overriding royalty interest in the acreage.

From the period of February 28 through March 10, 2010, warrants were exercised for 117,160 shares of Royale Energy common stock.  The net proceeds received for the shares, $285,499, were used for general working capital purposes.

During the Board of Directors meeting held in December 2010, directors and executive officers of Royale Energy were each granted 50,000 stock options, a total of 400,000 options, to purchase common stock at an exercise or base price of $3.25 per share.  These options are to vest in two parts; the first 200,000 options vested on January 1, 2011; the remaining 200,000 options will vest on January 1, 2012.  The options were granted with a legal life of five years, and a service period of two years beginning January 1, 2011.  On the grant date, the stock options were valued at $0.2114 per option using the Black-Scholes option pricing method with a risk-free interest rate of 2.15% and an expected volatility of 14.97%.

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

We adopted the rules effective December 31, 2009.

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

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent petroleum engineering consultants Netherland, Sewell & Associates, Inc. and Source Energy, LLC, the net reserve value of its proved developed and undeveloped reserves was approximately $15.7 million at December 31, 2010, based on natural gas prices ranging from $3.82 per MCF to $4.32 per MCF as applied on a field-by-field basis.  Source Energy, LLC supplied reserve value estimates for Royale Energy’s Utah properties, and Netherland, Sewell & Associates, Inc. provided reserve information for the Company’s California, Texas, Oklahoma, and Louisiana properties. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures.  These estimates do not include probable or possible reserves.

The technical persons responsible for preparing the reserves estimates presented in the report of Netherland, Sewell & Associates, Inc., meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.  Netherland, Sewell & Associates, Inc. is a firm of independent petroleum engineers, geologists, geophysicists, and petrophysicists; and do not own an interest in our properties and are not employed on a contingent basis.  All activities and reports performed and completed by Netherland, Sewell &

Associates with regards to our reserve valuation estimates are managed and reviewed by Royale’s Chief Geologist and Vice President of Exploration.  This person earned a Ph.D. in geosciences from the University of Sheffield, England, and has over 30 years of experience in the petroleum exploration industry.  After our Chief Geologist and Vice President of Exploration completes his review and analysis of the estimates from Netherland, Sewell & Associates, the estimates are reviewed again by Royale’s Co-CEO, Co-President, and CFO.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2010, 2009 and 2008 and changes in such quantities during each of the years then ended, were as follows:

	2010		2009		2008

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed and undeveloped reserves:
Beginning of period	15,834	4,617,794	24,635	3,376,568	23,866	3,771,967
Revisions of previous estimates	7,501	(529,045)	(437)	(409,158)	11,858	104,796
Production	(6,505)	(603,206)	(8,364)	(575,995)	(11,089)	(714,230)
Extensions, discoveries and improved recovery		2,248,330	-	2,226,380	-	214,035
Purchase of minerals in place					-	-
Sales of minerals in place					-	-

Proved reserves end of period	16,830	5,733,873	15,834	4,617,794	24,635	3,376,568

	2010		2009		2008

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Proved developed reserves:

Beginning of period	15,834	4,562,598	24,635	3,184,966	23,866	3,413,578

End of period	16,830	5,041,179	15,834	4,562,598	24,635	3,184,966

	2010		2009		2008

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Proved undeveloped reserves:

Beginning of period	-	55,196	-	191,602	-	358,389

End of period	-	692,694	-	55,196	-	191,602

At December 31, 2010, extensions, discoveries and improved recovery amounted to 2,248,330 MCF that were added as a result of drilling five new wells in 2010, four exploratory and one developmental.  These consisted of 296,781 MCF of proved developed producing reserves on three locations, 1,650,866 MCF of proved developed non-producing reserves on two locations and 300,683 MCF of proved undeveloped reserves on one new location.    The addition of these proved undeveloped reserves along with an adjustment of 336,815 MCF to the previously identified 55,196 MCF location brought the total of proved undeveloped reserves to 692,684.

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The standardized measure of discounted future net cash flows is presented below for the three years ended December 31, 2010.

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

2011	$1,899,510
2012	4,400
2013	35,500
Thereafter	111,300

Total	$2,050,710

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

	2010	2009	2008

Future cash inflows	$25.605,730	17,684,460	$18,596,000
Future production costs	(7,846,720)	(6,013,780)	(6,411,000)
Future development costs	(2,050,710)	(372,190)	(744,000)
Future income tax expense	(4,712,490)	(3,389,547)	(3,432,285)

Future net cash flows	10,995,810	7,908,943	8,008,715

10% annual discount for estimated timing of cash flows	(2,305,989)	(1,647,010)	(2,042,551)

Standardized measure of discounted future net cash flows	$8,689,821	6,261,933	$5,966,164

Sales of oil and gas produced, net of production costs	$(1,135,411)	(957,988)	$(2,097,225)

Revisions of previous quantity estimates	(119,357)	(4,006,942)	(5,251,154)
Net changes in prices and production costs	(961,284)	815,884	(1,809,957)
Sales of minerals in place
Purchases of minerals in place

Extensions, discoveries and improved recovery	4,586,632	3,806,933	775,819
Accretion of discount	1,097,831	764,641	1,698,634

Net change in income tax	(1,040,523)	(126,759)	2,005,165

Net increase (decrease)	$2,427,888	295,769	$(4,678,718)

Future Development Costs

In order to realize future revenues from our proved reserves estimated in our reserve report, it will be necessary to incur future costs to develop and produce the proved reserves.  The following table estimates the costs to develop and produce our proved reserves in the years 2011 through 2013.

Future development cost of:	2011	2012	2013
Proved developed reserves	$-	$-	$-
Proved non-producing reserves	152,110	4,400	35,500
Proved undeveloped reserves	1,747,400	-	-

Total	$1,899,510	$4,400	$35,500

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

2010	$0
2009	$0
2008	$392,055