Form 10-Q
period 2011-03-31
ROYALE ENERGY INC
filed 2011-05-06
CIK 864839

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  [   ]     No  [X]

At March 31, 2011, a total of 10,274,731 shares of registrant’s common stock were outstanding.

-ii-

PART I.                      FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$4,037,578	$4,630,722
Accounts Receivable, net	3,742,955	2,451,047
Prepaid Expenses	394,864	586,486
Deferred Tax Asset	496,312	541,442
Inventory	851,204	850,385

Total Current Assets	9,522,913	9,060,082

Other Assets	6,946	6,946
Deferred Tax Asset-Noncurrent	4,495,145	4,495,145

Oil and Gas Properties, at cost, (successful efforts basis),
Equipment and Fixtures	11,880,833	10,258,240

Total Assets	$25,905,837	$23,820,413

See notes to unaudited financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$6,293,243	$5,235,166
Deferred Revenue from Turnkey Drilling	4,463,607	3,866,319

Total Current Liabilities	10,756,850	9,101,485

Noncurrent Liabilities:
Asset Retirement Obligation	583,769	580,568
Long-Term Debt, Net of Current Portion	2,900,000	3,200,000

Total Noncurrent Liabilities	3,483,769	3,780,568

Total Liabilities	14,240,619	12,882,053

Stockholders' Equity:
Common Stock, no par value, authorized 20,000,000 shares,
10,594,601 and 10,307,350 shares issued; 10,561,982 and
10,274,731 shares outstanding, respectively	27,859,972	27,246,740
Convertible preferred stock, Series AA, no par value,
147,500 shares authorized; 52,784 and 52,784 shares
issued and outstanding, respectively	154,014	154,014
Accumulated Deficit	(16,730,571)	(16,807,424)

Total Paid in Capital and Accumulated Deficit	11,283,415	10,593,330
Less Cost of Treasury Stock 32,619 and 32,619 shares	(179,376)	(179,376)
Additional Paid in Capital	561,179	524,406

Total Stockholders' Equity	11,665,218	10,938,360

Total Liabilities and Stockholders' Equity	$25,905,837	$23,820,413

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2011 AND 2010

	2011	2010
	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$1,437,559	$790,781
Turnkey drilling	1,195,871	724,828
Supervisory Fees and Other	201,726	133,370

Total Revenues	2,835,156	1,648,979

Costs and Expenses:
General and Administrative	1,047,794	941,045
Turnkey Drilling and Development	951,014	454,086
Lease Operating	306,108	258,409
Geological and Geophysical Expense	41,909	0
Legal and Accounting	403,211	191,997
Marketing	180,604	150,752
Depreciation, Depletion and Amortization	529,447	239,685

Total Costs and Expenses	3,460,087	2,235,974

Gain on Sale of Assets	785,132	0

Income (Loss) From Operations	160,201	(586,995)
Other Income (Expense):
Interest expense	(38,218)	(5,509)

Income (Loss) Before Income Tax Expense	121,983	(592,504)
Income Tax Provision (Benefit)	45,130	(219,989)

Net Income (Loss)	$76,853	($372,515)

Basic Earnings Per Share:
Net Income available to common stock	$0.01	($0.04)

Diluted Earnings Per Share	$0.01	($0.04)

Other Comprehensive Income
Unrealized Gain (Loss) on Equity Securities	$0	$156,480

Other Comprehensive Income (Loss), before tax	0	156,480
Income Tax Expense (Benefit) Related to Items of
Other Comprehensive Income	0	105,416

Other Comprehensive Income, net of tax	0	51,064

Comprehensive Income (Loss)	$76,853	($321,451)

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$76,853	($372,515)
Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided (Used) by Operating Activities:
Depreciation, Depletion and Amortization	529,447	239,685
Gain on Sale of Assets	(785,132)	0
Stock-Based Compensation, net of adjustments	36,773	44,890
Decrease (Increase) in:
Accounts Receivable	(1,291,908)	237,368
Prepaid Expenses and Other Assets	190,803	269,194
Increase (Decrease) in:
Accounts Payable and Accrued expenses	1,061,278	(371,325)
Deferred Revenues - DWI	597,288	(44,405)
Deferred Income Tax expense (benefit)	45,130	(219,989)

Net Cash Provided (Used) by Operating Activities	460,532	(217,097)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties
and Other Capital Expenditures	(1,591,907)	(475,929)
Proceeds from Sale of Assets	225,000	0

Net Cash Used by Investing Activities	(1,366,907)	(475,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	100,000	2,280,000
Principal Payments on Long-Term Debt	(400,000)	(2,453,750)
Proceeds from Stock Option and Warrant Exercises	613,231	0

Net Cash Provided (Used) by Financing Activities	313,231	(173,750)

Net Decrease in Cash and Cash Equivalents	(593,144)	(866,776)

Cash at Beginning of Year	4,630,722	3,835,282

Cash at End of Period	$4,037,578	$2,968,506

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$38,793	$2,825

Cash Paid for Taxes	$2,522	$4,168

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

NOTE 2 – EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Three Months ended March 31, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$76,853	10,336,255	$0.01

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	0	823,659	0.00

Net income available to common stock	$76,853	11,159,914	$0.01

	For the Three Months ended March 31, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$(372,515)	10,240,487	$(0.04)

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net income available to common stock	$(372,515)	10,240,487	$(0.04)

For the three months ended March 31, 2010, Royale Energy had dilutive securities of 889,128.  These securities were not included in the dilutive loss per share due to their anti-dilutive nature.

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3  – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	March 31, 2011	December 31, 2010
Oil and Gas
Producing properties, including drilling costs	$26,447,870	$25,637,549
Undeveloped properties	580,696	512,573
Lease and well equipment	9,922,142	9,750,303
	36,950,708	35,900,425
Accumulated depletion, depreciation & amortization	(25,753,209)	(26,333,243)
	11,197,499	9,567,182
Commercial and Other
Real estate, including furniture and fixtures	$502,344	$502,344
Vehicles	158,250	158,250
Furniture and equipment	1,294,006	1,285,744
	1,954,600	1,946,338
Accumulated depreciation	(1,271,266)	(1,255,280)
	683,334	691,058

	$11,880,833	$10,258,240

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB Accounting Standards Codification (ASC) requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during 2011 or 2010.

	Three Months ended March 31,
	2011	2010
Beginning balance at January 1	$0	$0
Additions to capitalized exploratory well costs pending the determination of proved reserves	0	312,376
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(0)	(312,376)
Ending balance at March 31	$0	$0

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

During the March 2008 Board of Directors meeting, directors and executive officers of Royale Energy were each granted 45,000 options, a total of 360,000 options, to purchase common stock at an exercise or base price of $3.50 per share.  These options are to be vested in three parts with 120,000 vesting on March 31, 2008, 2009, and 2010, respectively.  The options were granted for a legal life of four years with a service period of three years.  Royale Energy recorded compensation expense of $18,687 in the first three months of 2010 relating to these options. The total income tax benefits recognized in the income statement for these option arrangements were $6,933 in 2010.  No compensation cost or tax benefit was recognized in 2011 relating to this option grant.

In November 2008, the Board of Directors granted the directors and executive officers of Royale Energy 95,000 shares of restricted common stock.  The number of granted shares will double to 190,000 shares of common stock if Royale’s stock price reaches $15 a share during the period.  On November 30, 2009 and November 30, 2010, 31,665 shares vested, and the remaining 31,670 or 63,340, depending on Royale’s stock price, will vest on November 30, 2011.  Royale has recognized share-based compensation expense of $26,203 in the first quarters of 2011 and 2010 relating to this grant.  During the same time period, Royale recognized $9,694 and $9,729 as a tax benefit relating to this stock grant for the quarters ending March 31, 2011 and 2010, respectively.

During the Board of Directors meeting held in December 2010, directors and executive officers of Royale Energy were each granted 50,000 stock options, a total of 400,000 options, to purchase common stock at an exercise or base price of $3.25 per share.  These options are to vest in two parts; the first 200,000 options vested on January 1, 2011; the remaining 200,000 options will vest on January 1, 2012.  The options were granted with a legal life of five years, and a service period of two years beginning January 1, 2011.  During the first quarter of 2011, Royale recognized compensation costs of $10,570 and a tax benefit of $3,911 relating to this option grant.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the three months ended March 31, 2011, and 2010:

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Three Months Ended March 31, 2011:
Revenues from External Customers	$1,437,559	$1,195,871	$2,633,430

Supervisory Fees	194,566	0	194,566

Interest Revenue	0	7,160	7,160

Interest Expense	19,109	19,109	38,218

Operating Expenses for Segment Assets	1,204,106	1,726,531	2,930,640

Depreciation, Depletion and Amortization	502,975	26,472	529,447

Gain on Sale of Assets	785,132	0	785,132

Income Tax Expense (Benefit)	255,673	(210,543)	45,130

Total Assets	$24,610,545	$1,295,292	$25,905,837

Net Income (Loss)	$435,391	$(358,538)	$76,853

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Three Months Ended March 31, 2010:
Revenues from External Customers	$790,781	$724,828	$1,515,609

Supervisory Fees	131,131	0	131,131

Interest Revenue	0	2,239	2,239

Interest Expense	2,755	2,754	5,509

Operating Expenses for Segment Assets	926,904	1,069,385	1,996,289

Depreciation, Depletion and Amortization	227,701	11,984	239,685

Income Tax (Benefit)	(87,419)	(132,570)	(219,989)

Total Assets	$21,663,646	$1,140,192	$22,803,838

Net Loss	$(148,029)	$(224,486)	$(372,515)

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

In January 2000, Royale Energy received 96,000 shares (as adjusted for a later stock split) in a new start up company (the “Settlement Stock”) as part of a settlement in an action filed against a former consultant.  At the time of the settlement, the value of the Settlement Stock was undeterminable because there was no market for the start-up’s stock.  In September 2009, issuer of the Settlement Stock conducted an initial public offering of stock, and a market for its shares was established.  At March 31, 2010, the fair value of these shares was $1,156,800 and they were classified as available for sale securities.  The fair value was determined using the number of shares owned as of the last day of the reporting period multiplied by the market price of the Settlement Stock on that day.  For the quarter ended March 31, 2010, an unrealized holding gain of $51,064 was recorded in the other comprehensive income section of the Statement of Operations. The unrealized holding gain included the income tax effect of $105,416.  By September 30, 2010, the Company had sold all remaining shares of the Settlement Stock.

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

Results of Operations

For the first quarter of 2011, we achieved net income of $76,853 compared to a net loss of $372,515 during the first quarter of 2010, a $449,368 improvement.  Total revenues for the first quarter in 2011 were $2,835,156, an increase of $1,186,177 or 71.9% from the total revenues of $1,648,979 during the period in 2010.  The higher net profits and revenues was the result of increases in both natural gas production and in turnkey drilling revenues due to drilling of an additional well during the quarter in 2011, when compared to 2010.

In the first quarter of 2011, revenues from oil and gas production increased $646,778 or 81.8% to $1,437,559 from the 2010 first quarter revenues of $790,781.  This increase was due to higher natural gas production as one well, drilled during the fourth quarter of 2010, was brought online during the first quarter in 2011.  The net sales volume of natural gas for the quarter ended March 31, 2011, was approximately 342,092 Mcf with an average price of $4.04 per Mcf, versus 125,826 Mcf with an average price of $5.27 per Mcf for the first quarter of 2010.  This represents an increase in net sales volume of 216,266 Mcf or 171.9%.  The net sales volume for oil and condensate (natural gas liquids) production was 640 barrels with an average price of $88.54 per barrel for the first three months of 2011, compared to 1,839 barrels at an average price of $69.71 per barrel for the three months in 2010.  This represents a decrease in net sales volume of 1,199 barrels, or 65.2%.

Oil and natural gas lease operating expenses increased by $47,699 or 18.5%, to $306,108 for the quarter ended March 31, 2011, from $258,409 for the quarter in 2010.  This increase was mainly due to higher transportation costs stemming from an increased production during the period in 2011.

For the quarter ended March 31, 2011, turnkey drilling revenues increased $471,043 or 65.0% to $1,195,871 from $724,828 in the same quarter in 2010.  We also had a $496,928 or 109.4% increase in turnkey drilling and development costs to $951,014 in 2011 from $454,086 in 2010. In the course of the first three months of 2011 and 2010, Royale drilled two wells and one well in California, respectively.  As the result, turnkey drilling revenues and costs increased during the period in 2011.  Thus far in 2011, we have processed permits on several wells in California, and we expect to participate in the drilling of approximately two wells during the second quarter of 2011.

The aggregate of supervisory fees and other income was $201,726 for quarter ended March 31, 2011, an increase of $68,356 (51.3%) from $133,370 during the period in 2010.  This increase was the result of an increase in pipeline and compressors revenues generated from the increase in natural gas production.

Depreciation, depletion and amortization expense increased to $529,447 from $239,685, an increase of $289,762 (120.9%) for the quarter ended March 31, 2011, as compared to the same period in 2010. This increase in depletion expense was mainly due to a higher depletion rate of our oil and natural gas properties resulting from an increase in production in 2011.

General and administrative expenses increased by $106,749 or 11.3%, from $941,045 for the quarter ended March 31, 2010, to $1,047,794 for the period in 2011. This increase was primarily due to increased employee related costs.  Marketing expense for the quarter ended March 31, 2011, increased $29,852, or 19.8%, to $180,604, compared to $150,752 for the same period in 2010. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $403,211 for the period, compared to $191,997 for the same period in 2010, a $211,214 or 110.0% increase.  The increase in legal and accounting expense was a result of higher legal fees in 2011 primarily related to the conclusion of the Mountain West litigation.

During the three months ended March 31, 2011, Royale sold its working interest in two separate non-core properties resulting in a gain of $785,132.  The properties were located in Kern County, California and Gaines County, Texas.

Interest expense increased to $38,218 for the quarter ended March 31, 2011, from $5,509 for the same period in 2010, a $32,709, or 593.7% increase. This was due to an increase in the usage of our bank line of credit.  For the first quarter in 2011, we had income tax expense of $45,130 due to a net operating profit.  However, for the same period in 2010, we had an income tax benefit of $219,989 due to a net operating loss.

Capital Resources and Liquidity

At March 31, 2011, Royale Energy had current assets totaling $9,522,913 and current liabilities totaling $10,756,850, a $1,233,937 working capital deficit.  We had cash and cash equivalents at March 31, 2011, of $4,037,578 compared to $4,630,722 at December 31, 2010.

In February 2009, we entered into a revolving credit agreement with Texas Capital Bank, N.A. secured by our oil and gas properties, of up to $14,250,000.  We also entered into a separate letter of credit facility with Texas Capital Bank of up to $750,000, for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes.  Under the terms of the agreement, Royale

Energy may borrow, repay, and reborrow funds as necessary.  At March 31, 2011, we had a current borrowing base of $2,900,000 and outstanding indebtedness on this loan of $2,900,000.

At March 31, 2011, we were in compliance with all financial covenants of our loan agreement with the bank, and we are not in default on any principal, interest or sinking fund payment.

At March 31, 2011, our accounts receivable totaled $3,742,955, compared to $2,451,047 at December 31, 2010, a $1,291,908 (52.7%) increase.  This was primarily due a receivable of approximately $600,000 from the sale of certain oil and natural gas properties that occurred in the first quarter of 2011.  Additionally, the  increase in oil and natural gas production during the first three months of 2011 caused our revenue receivable balance to increase.  At March 31, 2011, our accounts payable and accrued expenses totaled $6,293,243, an increase of $1,058,077 or 20.2% from the accounts payable at December 31, 2010, of $5,235,166, mainly due to the drilling of a well at the end of the first quarter of 2011.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  We believe that we have sufficient liquidity for the remainder of 2011 and do not foresee any liquidity demands that cannot be met from cash flow or financing activities.

Operating Activities.  For the three months ended March 31, 2011, cash provided by operating activities totaled $460,532 compared to cash used by operating activities of $217,097 for the same period in 2010, a $677,629 difference.   This difference was mainly due to an increase in Direct Working Interest sales.

Investing Activities.  Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $1,366,907 and $475,929 for the three month period ended March 31, 2011 and 2010, respectively.  This rise in capital acquisition costs was the result of drilling one more well during the first three months of 2011 than 2010.  During the first quarter of 2011, Royale also received proceeds of $225,000 relating to a sale of certain oil and natural gas properties in Kern County, California.  As part of the sale, Royale retained an overriding royalty interest in the acreage.

Financing Activities.  For the three months ended March 31, 2011, cash provided by financing activities amount to $313,231 compared to cash used by financing activities of $173,750 for the same period in 2010.  During the first three months of 2011, several warrants were exercised in exchange for shares of Royale’s common stock.  Royale received $613,231 and issued 268,811 shares of its common stock relating to these exercises.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $3.96 per Mcf to a high of $4.29 per Mcf for the first three months of 2011.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.   Controls and Procedures

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2011.

No changes occurred in our internal control over financial reporting during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1 Legal Proceedings

National Fuel Corporation (“NFC”) v. Royale Energy, Inc., No. 080800735, Uintah County, Utah. NFC filed the current lawsuit seeking to challenge a settlement agreement from a prior lawsuit over management of property in which Royale is the 75% owner and operator and NFC is a non-operator with a 25% ownership.  The last action taken was a scheduling conference on April 12, 2011.  Pretrial motions will be heard on September 27, 2011; and the trail is scheduled for October 18-21, 2011.   The case remains active and the Company intends to defend itself vigorously.

Mountain West Oil Field Services and Supplies, Inc. (Mountain West) v. Royale Energy, Inc., No. 2:10-cv-00865DN, United States District Court in Salt Lake City, Utah.  The litigation involves actions for breach of contract for alleged failure to timely pay Mountain West, an oilfield service company, breach of implied covenant of good faith and fair dealing, unjust enrichment, promissory estoppels, and attorney’s fees and costs.  Plaintiff has specified the amount of damages to be $355,850, together with interest, court costs and attorney’s fees as provided for by law.  This case was settled in March 2011, and as part of the settlement, its terms and agreements are confidential.

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

Item 1A Risk Factors

Please review the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

ROYALE ENERGY, INC.

Date: May 06, 2011	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: May 06, 2011	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President, Co-Chief Executive Officer, and Chief Financial Officer