Form 10-Q
period 2011-06-30
ROYALE ENERGY INC
filed 2011-07-29
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500
San Diego, CA 92108
(Address of principal executive offices) (Zip Code)

619-881-2800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.                 Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).              Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer  (as defined in Rule 12b-2 of the Exchange Act).  Check one:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☐    No  ☒

At June 30, 2011, a total of 10,762,099 shares of registrant’s common stock were outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$6,273,254	$4,630,722
Accounts Receivable, net	2,574,013	2,451,047
Prepaid Expenses	364,534	586,486
Deferred Tax Asset	352,553	541,442
Inventory	875,044	850,385

Total Current Assets	10,439,398	9,060,082

Other Assets	6,946	6,946
Deferred Tax Asset-Noncurrent	4,495,145	4,495,145

Oil and Gas Properties, at cost, (successful efforts basis), Equipment and Fixtures	11,241,446	10,258,240

Total Assets	$26,182,935	$23,820,413

See notes to unaudited financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$4,229,310	$5,235,166
Deferred Revenue from Turnkey Drilling	5,723,401	3,866,319

Total Current Liabilities	9,952,711	9,101,485

Noncurrent Liabilities:
Asset Retirement Obligation	586,897	580,568
Long-Term Debt, Net of Current Portion	3,250,000	3,200,000

Total Noncurrent Liabilities	3,836,897	3,780,568

Total Liabilities	13,789,608	12,882,053

Stockholders' Equity:
Common Stock, no par value, authorized 20,000,000 shares, 10,794,718 and 10,307,350 shares issued; 10,762,099 and 10,274,731 shares outstanding, respectively	28,298,229	27,246,740
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 52,784 and 52,784 shares issued and outstanding, respectively	154,014	154,014
Accumulated Deficit	(16,471,224)	(16,807,424)

Total Paid in Capital and Accumulated Deficit	11,981,019	10,593,330
Less Cost of Treasury Stock 32,619 and 32,619 shares	(179,376)	(179,376)
Additional Paid in Capital	591,684	524,406

Total Stockholders' Equity	12,393,327	10,938,360

Total Liabilities and Stockholders' Equity	$26,182,935	$23,820,413

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$1,864,515	$634,630	$3,302,074	$1,425,411
Turnkey drilling	1,311,320	3,253,736	2,507,191	3,978,564
Supervisory Fees and Other	300,810	226,821	502,536	360,191

Total Revenues	3,476,645	4,115,187	6,311,801	5,764,166

Costs and Expenses:
General and Administrative	993,596	1,008,763	2,041,390	1,949,808
Turnkey Drilling and Development	474,963	649,518	1,425,977	1,103,604
Lease Operating	493,943	336,600	800,051	595,009
Lease Impairment	0	114,048	0	114,048
Geological and Geophysical Expense	25,059	0	66,968	0
Legal and Accounting	94,768	62,563	497,979	254,560
Marketing	244,888	152,649	425,492	303,401
Depreciation, Depletion and Amortization	717,114	238,937	1,246,561	478,622

Total Costs and Expenses	3,044,331	2,563,078	6,504,418	4,799,052

Gain on Sale of Assets	8,024	0	793,156	0

Income From Operations	440,338	1,552,109	600,539	965,114
Other Income (Expense):
Interest Expense	(37,232)	(5,035)	(75,450)	(10,544)
Gain on Marketable Securities	0	164,383	0	164,383

Income Before Income Tax Expense	403,106	1,711,457	525,089	1,118,953
Income tax provision	143,759	636,063	188,889	416,074

Net Income	$259,347	$1,075,394	$336,200	$702,879

Basic Earnings Per Share	$0.02	$0.11	$0.03	$0.07

Diluted Earnings Per Share	$0.02	$0.10	$0.03	$0.06

Other Comprehensive Income
Unrealized Loss on Equity Securities	$0	$(611,512)	$0	$(455,032)
Less: Reclassification Adjustment for Gains Included in Net Income	0	(164,383)	0	(164,383)

Other Comprehensive Loss, before tax	0	(447,129)	0	(290,649)
Income Tax Benefit Related to Items of Other Comprehensive Income	0	(165,175)	0	(59,759)

Other Comprehensive Loss, net of tax	0	(281,954)	0	(230,890)

Comprehensive Income	$259,347	$793,440	$336,200	$471,989

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$336,200	$702,879

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	1,246,561	478,622
Lease Impairment	0	114,048
Gain on Sale of Assets	(793,156)	0
Realized Gain on Equity Securities	0	(164,383)
Stock-Based Compensation, net of adjustments	67,278	89,780
Decrease (Increase) in:
Accounts Receivable	(122,966)	406,748
Prepaid Expenses and Other Assets	197,293	10,433
Increase (Decrease) in:
Accounts Payable and Accrued expenses	(999,527)	(272,839)
Deferred Revenues - DWI	1,857,082	(1,625,927)
Deferred Income Tax expense	188,889	416,074

Net Cash Provided by Operating Activities	1,977,654	155,435

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(2,242,964)	(513,653)
Purchase of Equity Securities	0	(4,159)
Sale of Equity Securities	0	164,384
Proceeds from Sale of Assets	806,353	0

Net Cash Used by Investing Activities	(1,436,611)	(353,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	650,000	4,320,000
Principal Payments on Long-Term Debt	(600,000)	(4,747,500)
Proceeds from Stock Option and Warrant Exercises	1,051,489	0

Net Cash Provided (Used) by Financing Activities	1,101,489	(427,500)

Net Increase (Decrease) in Cash and Cash Equivalents	1,642,532	(625,493)

Cash at Beginning of Year	4,630,722	3,835,282

Cash at End of Period	$6,273,254	$3,209,789

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$75,775	$4,258

Cash Paid for Taxes	$2,522	$4,168

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

NOTE 2 – EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Six Months ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$336,200	10,542,890	$0.03

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	0	354,266	0.00

Net income available to common stock	$336,200	10,897,156	$0.03

	For the Six Months ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$702,879	10,241,783	$0.07

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	0	954,159	(0.01)

Net income available to common stock	$702,879	11,195,942	$0.06

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3  – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	June 30, 2011	December 31, 2010
Oil and Gas
Producing properties, including drilling costs	$26,442,399	$25,637,549
Undeveloped properties	619,168	512,573
Lease and well equipment	9,943,437	9,750,303
	37,005,004	35,900,425
Accumulated depletion, depreciation & amortization	(26,454,638)	(26,333,243)
	10,550,366	9,567,182
Commercial and Other
Real estate, including furniture and fixtures	$502,344	$502,344
Vehicles	151,669	158,250
Furniture and equipment	1,303,992	1,285,744
	1,958,005	1,946,338
Accumulated depreciation	(1,266,925)	(1,255,280)
	691,080	691,058

	$11,241,446	$10,258,240

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

	Six Months ended June 30,
	2011	2010
Beginning balance at January 1	$0	$0
Additions to capitalized exploratory well costs pending the determination of proved reserves	0	433,220
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(0)	(433,220)
Ending balance at June 30	$0	$0

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

During the March 2008 Board of Directors meeting, directors and executive officers of Royale Energy were each granted 45,000 options, a total of 360,000 options, to purchase common stock at an exercise or base price of $3.50 per share.  These options are to be vested in three parts with 120,000 vesting on March 31, 2008, 2009, and 2010, respectively.  The options were granted for a legal life of four years with a service period of three years.  Royale Energy recorded compensation expense of $37,374 in the first six months of 2010 relating to these options. The total income tax benefits recognized in the income statement for these option arrangements were $13,903 in 2010.  No compensation cost or tax benefit was recognized in 2011 relating to this option grant.

In November 2008, the Board of Directors granted the directors and executive officers of Royale Energy 95,000 shares of restricted common stock.  The number of granted shares will double to 190,000 shares of common stock if Royale’s stock price reaches $15 a share during the period.  On November 30, 2009 and November 30, 2010, 31,665 shares vested, and the remaining 31,670 or 63,340, depending on Royale’s stock price, will vest on November 30, 2011.  Royale has recognized share-based compensation expense of $46,893 and $16,442 as a tax benefit in the first two quarters of 2011 relating to this grant.  During the same time period in 2010, Royale recognized $52,406 as compensation expense resulting in a $19,495 tax benefit relating to this stock grant.

During the Board of Directors meeting held in December 2010, directors and executive officers of Royale Energy were each granted 50,000 stock options, a total of 400,000 options, to purchase common stock at an exercise or base price of $3.25 per share.  These options are to vest in two parts; the first 200,000 options vested on January 1, 2011; the remaining 200,000 options will vest on January 1, 2012.  The options were granted with a legal life of five years, and a service period of two years beginning January 1, 2011.  During the first six months of 2011, Royale recognized compensation costs of $20,385 and a tax benefit of $7,147 relating to this option grant.

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

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the three months ended June 30, 2011, and 2010:

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Six Months Ended June 30, 2011:
Revenues from External Customers	$3,302,074	$2,507,191	$5,809,265

Supervisory Fees	486,931	0	486,931

Interest Revenue	0	15,605	15,605

Interest Expense	37,725	37,725	75,450

Operating Expenses for Segment Assets	2,365,247	2,892,610	5,257,857

Depreciation, Depletion and Amortization	1,184,233	62,328	1,246,561

Gain on Sale of Assets	793,156	0	793,156

Income Tax Expense (Benefit)	357,913	(169,024)	188,889

Total Assets	$24,873,788	$1,309,147	$26,182,935

Net Income (Loss)	$637,043	$(300,843)	$336,200

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Six Months Ended June 30, 2010:
Revenues from External Customers	$1,425,411	$3,978,564	$5,403,975

Supervisory Fees	353,284	0	353,284

Interest Revenue	0	6,907	6,907

Interest Expense	5,272	5,272	10,544

Operating Expenses for Segment Assets	1,895,586	2,310,796	4,206,382

Depreciation, Depletion and Amortization	454,691	23,931	478,622
Lease Impairment	57,024	57,024	114,048

Gain on Marketable Securities	0	164,383	164,383

Income Tax Expense (Benefit)	(235,703)	651,777	416,074

Total Assets	$20,653,198	$1,087,010	$21,740,208

Net Income (Loss)	$(398,175)	$1,101,054	$702,879

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

In January 2000, Royale Energy received 96,000 shares (as adjusted for a later stock split) in a new start up company (the “Settlement Stock”) as part of a settlement in an action filed against a former consultant.  At the time of the settlement, the value of the Settlement Stock was undeterminable because there was no market for the start-up’s stock.  In September 2009, issuer of the Settlement Stock conducted an initial public offering of stock, and a market for its shares was established.  At June 30, 2010, the fair value of these shares was $710,830 and they were classified as available for sale securities.  The fair value was determined using the number of shares owned as of the last day of the reporting period multiplied by the market price of the Settlement Stock on that day.  For the six months ended June 30, 2010, an unrealized holding loss of $230,890 was recorded in the other comprehensive income (loss) section of the Statement of Operations. The unrealized holding loss included an income tax benefit of $59,759.  Royale also recognized a realized gain of $164,383 and a related income tax expense of $61,150 from the partial liquidation of the Settlement Stock for the period ending June 30, 2010.  By September 30, 2010, the Company had sold all remaining shares of the Settlement Stock.

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

Results of Operations

For the six months ended June 30, 2011, we achieved net income of $336,200, a $366,679 decrease compared to the net income of $702,879 during the first six months of 2010.  Total revenues for the first six months of 2011 were $6,311,801, an increase of $547,635 or 9.5% from the total revenues of $5,764,166 received during the period in 2010.  This increase in revenues was mainly due to increased natural gas production during the period in 2011.  For the quarter ended June 30, 2011, our net income was $259,347, an $816,047 decrease compared to the net income of $1,075,394 achieved during the same period in 2010, mainly the result of higher turnkey drilling revenues during the quarter in 2010.

In the first six months of 2011, revenues from oil and gas production increased $1,876,663 or 131.7% to $3,302,074 from 2010 first half revenues of $1,425,411. This increase was due to higher natural gas production as three wells, two of which were drilled during the fourth quarter of 2010, were brought online during the period in 2011.  The net sales volume of natural gas for the six months ended June 30, 2011, was approximately 759,395 Mcf with an average price of $4.20 per Mcf, versus 249,152 Mcf with an average price of $4.75 per Mcf for the first six months of 2010.  This represents an increase in net sales volume of 510,243 Mcf or 204.8%.  For the quarter ended June 30, 2011, revenues from oil and gas increased to $1,864,515 from $634,630 received during the same period in 2010.  During the second quarter in 2011, we produced 417,303 Mcf with an average price of $4.33 per Mcf versus 123,326 Mcf produced during the same quarter in 2010 with an average price of $4.22 per Mcf, which represents a 293,977 Mcf or 238.4% increase in net sales volume.  The net sales volume for oil and condensate (natural gas liquids) was 1,233 barrels with an average price of $93.61 per barrel for the first six months of 2011, compared to 3,419 barrels with an average price of $70.85 per barrel for the first six months in 2010.  This represents a decrease in net sales volume of 2,186 barrels, or 64%.  For the second quarter of 2011, oil and condensate production decreased 988 barrels, or 62.5%, from 1,581 barrels produced in 2010 to 592 barrels produced in the same period in 2011.  This decrease was mainly due to the sale of several oil producing wells in February 2011 and the natural declines in production from existing oil and condensate wells.

Oil and natural gas lease operating expenses increased by $205,042 or 34.5%, to $800,051 for the six months ended June 30, 2011, from $595,009 for the same period in 2010.   This increase was mainly due to higher plugging and abandoning costs and higher transportation costs stemming from an increased production during the period in 2011.  For the second quarter of 2011, lease operating expenses increased $157,343 or 46.7% over the same period in 2010, also due to higher transportation and plugging costs.

For the six months ended June 30, 2011, turnkey drilling revenues were $2,507,191, a $1,471,373 or 37% decrease compared to revenues of $3,978,564 for the same period in 2010.  We also had a $322,373 or 29.2% increase in turnkey drilling and development costs to $1,425,977 in 2011 from $1,103,604 in 2010.  During the first six months in 2011 and 2010 we drilled three wells and five wells, respectively, leading to the decrease in turnkey revenues in 2011.  Since the three wells we drilled in the first six months of 2011 were deeper and more expensive than the wells we drilled during the same time period in 2010, our turnkey drilling and development costs increased.  In the second quarter of 2011, turnkey drilling revenues decreased $1,942,416 or 59.7% from $3,253,736 during the period in 2010 to $1,311,320 in 2011.  Also during the second quarter in 2011, our turnkey drilling costs decreased by $174,555 to $474,963 in 2011 from $649,518 during the period in 2010.  Turnkey drilling revenues and turnkey drilling and development costs decreased due to a reduction in drilling activity for the second quarter.  For the three months ended June 30, we drilled one well in 2011 and four wells in 2010.  We anticipate drilling activity to continue in the next quarter as we have processed permits for several new wells, and expect to drill three California wells during the third quarter of 2011.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense.  An impairment loss of $114,048 was recorded in the first six months of 2010.  This impairment was mainly due to various lease and land costs that were no longer viable.

The aggregate of supervisory fees and other income was $502,536 for the six months ended June 30, 2011, an increase of $142,345 (39.5%) from $360,191 during the same period in 2010.  Second quarter 2011 supervisory fees and other income increased $73,989, or 32.6%, to $300,810 from $226,821 in 2010.    These increases were the result of higher pipeline and compressors revenues generated from the increase in natural gas production.

Depreciation, depletion and amortization expense increased to $1,246,561 from $478,622, an increase of $767,939 (160.5%) for the six months ended June 30, 2011, as compared to the same period in 2010. This increase in depletion expense was mainly due to the increase in production resulting in an increased depletion rate of our oil and natural gas properties.

General and administrative expenses increased by $91,582, or 4.7%, from $1,949,808 for the six months ended June 30, 2010, to $2,041,390 for the period in 2011.  This increase was primarily due to increased employee related costs.    Second quarter 2010 general and administrative expense decreased $15,167, or 1.5% from $1,008,763 in 2010 compared to $993,596 in 2011.

Marketing expense for the six months ended June 30, 2011, increased $122,091, or 40.2%, to $425,492 compared to $303,401 for the same period in 2010.  For the second quarter 2011, marketing expenses increased $92,239, or 60.43%, to $244,888 from $152,649 for the same period in 2010.   Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $497,979 for the first six months of 2011, compared to $254,560 for same period in 2010, a $243,419 or 95.6% increase.  For the second quarter 2011, legal and accounting expenses increased by $32,205, or 51.5% from the same period last year.  The increase in legal and accounting expense was the result of higher legal fees in 2011 primarily related to the conclusion of the Mountain West litigation.

During the first six months of 2011, we sold our working interest in two separate non-core properties and other equipment resulting in a gain of $793,156.  The properties were located in Kern County, California and Gaines County, Texas.

Interest expense increased to $75,450 for the six months ended June 30, 2011, from $10,544 for the same period in 2010, a $64,906, or 615.6% increase. This was due to an increase in the usage of our bank line of credit.  For the six months ended June 30, 2011 and 2010, we had income tax expenses of $188,889 and $416,074, respectively, due to net operating profits.

During the second quarter of 2010, we received title to securities stemming from a litigation settlement received approximately 10 years ago; the securities, at that time, had an undeterminable value.  In June 2010, Royale began to liquidate its position and, by the end of July 2010, Royale had fully liquidated its position.  For the first six months of 2010, the Company has recognized a net unrealized holding loss of $230,890 in the other comprehensive income section of the Statement of Operations, and a realized gain of $164,383 from the partial liquidation of these securities in the other income section of the Statement of Operations.

Capital Resources and Liquidity

At June 30, 2011, Royale Energy had current assets totaling $10,439,398 and current liabilities totaling $9,952,711, a $486,687 working capital surplus.  We had cash and cash equivalents at June 30, 2011, of $6,273,254 compared to $4,630,722 at December 31, 2010.

In February 2009, we entered into a revolving credit agreement with Texas Capital Bank, N.A. secured by our oil and gas properties, of up to $14,250,000.  We also entered into a separate letter of credit facility with Texas Capital Bank of up to $750,000, for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes.  Under the terms of the agreement, Royale Energy may borrow, repay, and reborrow funds as necessary.  At June 30, 2011, we had a current borrowing base of $3,250,000 and outstanding indebtedness on this loan of $3,250,000.

At June 30, 2011, we were in compliance with all financial covenants of our loan agreement with the bank, and we are not in default on any principal, interest or sinking fund payment.

At June 30, 2011, our accounts receivable totaled $2,574,013, compared to $2,451,047 at December 31, 2010, a $122,966 (5%) increase.  The increase in our accounts receivable during the first six months of 2011 was due to our increased oil and natural gas production.  At June 30, 2011, our accounts payable and accrued expenses totaled $4,229,310, a decrease of $1,005,856 or 19.2% from the accounts payable at December 31, 2010, of $5,235,166, mainly due to paying down our accounts payable.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  We believe that we have sufficient liquidity for the remainder of 2011 and do not foresee any liquidity demands that cannot be met from cash flow or financing activities.

Operating Activities.  For the six months ended June 30, 2011, cash provided by operating activities increased to $1,977,654 from $155,435 for the same time period in 2010, a difference of $1,822,219.  This difference was mainly due to an increase in Direct Working Interest sales.

Investing Activities.  Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $1,436,611, and $353,428 for the six month period ended June 30, 2011 and 2010, respectively.  This rise in capital acquisition costs was the result of drilling fewer but deeper and more expensive wells during the period in 2011.  In the first two quarters of 2011, Royale also received proceeds of $806,353 relating to the sale of certain oil and natural gas properties in Kern County, California and Gaines County, Texas.  As part of the sale, Royale retained an overriding royalty interest in the acreage.

Financing Activities.  For the six months ended June 30, 2011, cash provided by financing activities amount to $1,101,489 compared to cash used by financing activities of $427,500 for the same period in 2010.  During the first six months of 2011, several warrants were exercised in exchange for shares of Royale’s common stock.  Royale received $1,051,489 and issued 468,928 shares of its common stock relating to these exercises.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $3.96 per Mcf to a high of $4.29 per Mcf for the first six months of 2011.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2011.

No changes occurred in our internal control over financial reporting during the six months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments in any pending legal proceedings during the quarter ended June 30, 2011.  Please refer to Part II, Item 1 of our Report on Form 10-Q for the quarter ended March 31, 2011 for a description of pending legal proceedings.

Item 1A.  Risk Factors

Please review the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	18 U.S.C. § 1350 Certification
32.2	18 U.S.C. § 1350 Certification
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: July 29, 2011	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: July 29, 2011	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President, Co-Chief Executive Officer, and Chief Financial Officer