Form 10-Q
period 2011-09-30
ROYALE ENERGY INC
filed 2011-11-04
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☐    No  ☒

At September 30, 2011, a total of 10,762,099 shares of registrant’s common stock were outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$5,094,240	$4,630,722
Accounts Receivable, net	1,737,258	2,451,047
Prepaid Expenses	892,834	586,486
Deferred Tax Asset	571,685	541,442
Available for Sale Securities	26,752	0
Inventory	922,501	850,385

Total Current Assets	9,245,270	9,060,082

Other Assets	6,946	6,946
Deferred Tax Asset-Noncurrent	4,495,145	4,495,145

Oil and Gas Properties, at cost, (successful efforts basis), Equipment and Fixtures	11,486,003	10,258,240

Total Assets	$25,233,364	$23,820,413

See notes to unaudited financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$4,608,599	$5,235,166
Deferred Revenue from Turnkey Drilling	5,196,021	3,866,319

Total Current Liabilities	9,804,620	9,101,485

Noncurrent Liabilities:
Asset Retirement Obligation	565,145	580,568
Long-Term Debt, Net of Current Portion	2,850,000	3,200,000

Total Noncurrent Liabilities	3,415,145	3,780,568

Total Liabilities	13,219,765	12,882,053

Stockholders' Equity:
Common Stock, no par value, authorized 20,000,000 shares, 10,794,718 and 10,307,350 shares issued; 10,762,099 and 10,274,731 shares outstanding, respectively	28,298,229	27,246,740
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 52,784 and 52,784 shares issued and outstanding, respectively	154,014	154,014
Accumulated Deficit	(16,881,457)	(16,807,424)

Total Paid in Capital and Accumulated Deficit	11,570,786	10,593,330
Less Cost of Treasury Stock 32,619 and 32,619 shares	(179,376)	(179,376)
Additional Paid in Capital	622,189	524,406

Total Stockholders' Equity	12,013,599	10,938,360

Total Liabilities and Stockholders' Equity	$25,233,364	$23,820,413

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$957,318	$618,282	$4,259,392	$2,043,693
Turnkey drilling	1,341,146	1,646,971	3,848,337	5,625,535
Supervisory Fees and Other	175,764	170,603	678,300	530,794

Total Revenues	2,474,228	2,435,856	8,786,029	8,200,022

Costs and Expenses:
General and Administrative	911,245	917,033	2,952,635	2,866,841
Turnkey Drilling and Development	680,134	760,816	2,106,111	1,864,420
Lease Operating	379,072	279,098	1,179,123	874,107
Lease Impairment	11,452	87,835	11,452	201,883
Geological and Geophysical Expense	21,915	0	88,883	0
Bad Debt Expense	17,879	0	17,879	0
Legal and Accounting	121,789	275,718	619,768	530,278
Marketing	203,850	154,279	629,342	457,680
Depreciation, Depletion and Amortization	719,533	252,685	1,966,094	731,307

Total Costs and Expenses	3,066,869	2,727,464	9,571,287	7,526,516

Gain (Loss) on Sale of Assets	135	(3,310)	793,291	(3,310)

Income (Loss) From Operations	(592,506)	(294,918)	8,033	670,196
Other Income (Expense):
Interest Expense	(38,426)	(8,691)	(113,876)	(19,235)
Gain on Marketable Securities	0	743,296	0	907,679

Income (Loss) Before Income Tax Expense	(630,932)	439,687	(105,843)	1,558,640
Income tax provision (benefit)	(220,699)	163,487	(31,810)	579,561

Net Income (Loss)	$(410,233)	$276,200	$(74,033)	$979,079

Basic Earnings (Loss) Per Share	$(0.04)	$0.03	$(0.01)	$0.10

Diluted Earnings (Loss) Per Share	$(0.04)	$0.02	$(0.01)	$0.09

Other Comprehensive Income
Unrealized Loss on Equity Securities	$0	$(1,452,967)	$0	$(1,907,999)
Less: Reclassification Adjustment for Gains Included in Net Income	0	(743,296)	0	(907,679)

Other Comprehensive Loss, before tax	0	(709,671)	0	(1,000,320)
Income Tax Benefit Related to Items of Other Comprehensive Income	0	(263,998)	0	(323,757)

Other Comprehensive Loss, net of tax	0	(445,673)	0	(676,563)

Comprehensive Income (Loss)	$(410,233)	$(169,473)	$(74,033)	$302,516

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(74,033)	$979,079

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation, Depletion and Amortization	1,966,094	731,307
Lease Impairment	11,452	201,883
Bad Debt Expense	17,879	0
(Gain) Loss on Sale of Assets	(793,156)	3,310
Realized (Gain) Loss on Equity Securities	0	(907,679)
Stock-Based Compensation, net of adjustments	97,783	134,670
Decrease (Increase) in:
Accounts Receivable	695,910	863,440
Prepaid Expenses and Other Assets	(378,464)	483,329
Increase (Decrease) in:
Accounts Payable and Accrued expenses	(668,742)	(1,322,392)
Deferred Revenues - DWI	1,329,702	(2,455,914)
Deferred Income Tax expense (benefit)	(30,243)	579,561

Net Cash Provided (Used) by Operating Activities	2,174,182	(709,406)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(3,218,506)	(1,442,926)
Purchase of Equity Securities	0	(177,624)
Sale of Equity Securities	0	1,085,303
Proceeds from Sale of Assets	806,353	14,719

Net Cash Used by Investing Activities	(2,412,153)	(520,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	700,000	6,820,000
Principal Payments on Long-Term Debt	(1,050,000)	(6,801,250)
Proceeds from Stock Option and Warrant Exercises	1,051,489	0

Net Cash Provided by Financing Activities	701,489	18,750

Net Increase (Decrease) in Cash and Cash Equivalents	463,518	(1,211,184)

Cash at Beginning of Year	4,630,722	3,835,282

Cash at End of Period	$5,094,240	$2,624,098

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$114,451	$11,404

Cash Paid for Taxes	$2,522	$101,857

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

NOTE 2 – EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Nine Months ended September 30, 2011
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net loss available to common stock	$(74,033)	10,616,763	$(0.01)

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net loss available to common stock	$(74,033)	10,616,763	$(0.01)

	For the Nine Months ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$979,079	10,242,216	$0.10

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	0	918,302	(0.01)

Net income available to common stock	$979,079	11,160,518	$0.09

For the nine months ended September 30, 2011, Royale Energy had dilutive securities of 467,524.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	September 30, 2011	December 31, 2010
Oil and Gas
Producing properties, including drilling costs	$27,292,369	$25,637,549
Undeveloped properties	610,245	512,573
Lease and well equipment	10,065,895	9,750,303
	37,968,509	35,900,425
Accumulated depletion, depreciation & amortization	(27,158,903)	(26,333,243)
	10,809,606	9,567,182
Commercial and Other
Real estate, including furniture and fixtures	$502,344	$502,344
Vehicles	151,669	158,250
Furniture and equipment	1,303,992	1,285,744
	1,958,005	1,946,338
Accumulated depreciation	(1,281,608)	(1,255,280)
	676,397	691,058

	$11,486,003	$10,258,240

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

	Nine Months ended September 30,
	2011	2010
Beginning balance at January 1	$0	$0
Additions to capitalized exploratory well costs pending the determination of proved reserves	0	908,994
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(0)	(908,994)
Ending balance at September 30	$0	$0

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

During the March 2008 Board of Directors meeting, directors and executive officers of Royale Energy were each granted 45,000 options, a total of 360,000 options, to purchase common stock at an exercise or base price of $3.50 per share.  These options are to be vested in three parts with 120,000 vesting on March 31, 2008, 2009, and 2010, respectively.  The options were granted for a legal life of four years with a service period of three years.  Royale Energy recorded compensation expense of $56,061 in the first nine months of 2010 relating to these options. The total income tax benefits recognized in the income statement for these option arrangements were $20,855 in 2010.  No compensation cost or tax benefit was recognized in 2011 relating to this option grant.

In November 2008, the Board of Directors granted the directors and executive officers of Royale Energy 95,000 shares of restricted common stock.  The number of granted shares will double to 190,000 shares of common stock if Royale’s stock price reaches $15 a share during the period.  On November 30, 2009 and November 30, 2010, 31,665 shares vested, and the remaining 31,670 or 63,340, depending on Royale’s stock price, will vest on November 30, 2011.  Royale has recognized share-based compensation expense of $67,583 and $23,696 as a tax benefit in the first three quarters of 2011 relating to this grant.  During the same time period in 2010, Royale recognized $78,609 as compensation expense resulting in a $29,242 tax benefit relating to this stock grant.

During the Board of Directors meeting held in December 2010, directors and executive officers of Royale Energy were each granted 50,000 stock options, a total of 400,000 options, to purchase common stock at an exercise or base price of $3.25 per share.  These options are to vest in two parts; the first 200,000 options vested on January 1, 2011; the remaining 200,000 options will vest on January 1, 2012.  The options were granted with a legal life of five years, and a service period of two years beginning January 1, 2011.  During the first nine months of 2011, Royale recognized compensation costs of $30,200 and a tax benefit of $10,589 relating to this option grant.

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the nine months ended September 30, 2011, and 2010:

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Nine Months Ended September 30, 2011:
Revenues from External Customers	$4,259,392	$3,848,337	$8,107,729

Supervisory Fees	657,365	0	657,365

Interest Revenue	0	20,935	20,935

Interest Expense	56,938	56,938	113,876

Operating Expenses for Segment Assets	3,375,724	4,218,017	7,593,741

Depreciation, Depletion and Amortization	1,867,789	98,305	1,966,094
Lease Impairment	5,726	5,726	11,452

Gain on Sale of Assets	793,291	0	793,291

Income Tax Expense (Benefit)	121,379	(153,189)	(31,810)

Total Assets	$23,971,696	$1,261,668	$25,233,364

Net Income (Loss)	$282,492	$(356,525)	$(74,033)

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Nine Months Ended September 30, 2010:
Revenues from External Customers	$2,043,693	$5,625,535	$7,669,228

Supervisory Fees	522,860	0	522,860

Interest Revenue	0	7,934	7,934

Interest Expense	9,618	9,617	19,235

Expenditures for Segment Assets	2,878,407	3,714,919	6,593,326

Depreciation, Depletion and Amortization	694,742	36,565	731,307

Lease Impairment	100,942	100,941	201,883

Loss on Sale of Assets	(3,310)	0	(3,310)

Gain on Marketable Securities	0	907,679	907,679

Income Tax Expense (Benefit)	(416,631)	996,192	579,561

Total Assets	$18,922,419	$995,917	$19,918,336

Net Income (Loss)	$(703,835)	$1,682,914	$979,079

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – FAIR VALUE MEASUREMENTS

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

In January 2000, Royale Energy received 96,000 shares (as adjusted for a later stock split) in a new start-up company (the “Settlement Stock”) as part of a settlement in an action filed against a former consultant.  At the time of the settlement, the value of the Settlement Stock was undeterminable because there was no market for the start-up’s stock.  In September 2009, issuer of the Settlement Stock conducted an initial public offering of stock, and a market for its shares was established.  By September 30, 2010, the Company had sold all remaining shares of the Settlement Stock.  For the nine months ended September 30, 2010, the Company recognized a realized gain of $907,679 and a related income tax expense of $364,217 from the liquidation of the settlement stock,  For the same period, an unrealized holding loss of $676,563 was recorded in the other comprehensive income (loss) section of the Statement of Operations,  The unrealized holding gain included the income tax effect of $323,757.  During the third quarter of 2011, Royale Energy received 1,900 shares related to a settlement received approximately five years ago of natural gas revenues owed the Company.  At September 30, 2011, these shares had a market value of $26,752.

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

Results of Operations

For the nine months ended September 30, 2011, we had a net loss of $74,033, a $1,053,112 decrease compared to the net income of $979,079 during the first nine months of 2010.  This loss can be mainly attributed to higher depreciation and depletion costs due to our higher natural gas production rates during the period in 2011.  Total revenues for the first nine months of 2011 were $8,786,029, an increase of $586,007 or 7.1% from the total revenues of $8,200,022 received during the period in 2010.  This increase in revenues was also due to increased natural gas production, due to wells brought online earlier in 2011.  For the quarter ended September 30, 2011, our net loss was $410,233, a $686,433 decrease compared to the net income of $276,200 achieved during the same period in 2010, mainly the result of higher depreciation and depletion costs during the quarter in 2011.

In the first nine months of 2011, revenues from oil and gas production increased $2,215,699 or 108.4% to $4,259,392 from 2010 revenues of $2,043,693.  This increase was due to higher natural gas production as three wells, two of which were drilled during the fourth quarter of 2010, were brought online during the period in 2011.  The net sales volume of natural gas for the nine months ended September 30, 2011, was approximately 977,190 Mcf with an average price of $4.19 per Mcf, versus 378,172 Mcf with an average price of $4.47 per Mcf for the first nine months of 2010.  This represents an increase in net sales volume of 599,018 Mcf or 158.4%.  For the quarter ended September 30, 2011, revenues from oil and gas increased to $957,318 from $618,282 received during the same period in 2010.  During the third quarter in 2011, we produced 217,795 Mcf with an average price of $4.17 per Mcf versus 129,020 Mcf produced during the same quarter in 2010 with an average price of $3.92 per Mcf, which represents a 88,775 Mcf or 68.8% increase in net sales volume.  For the first nine months of 2011, revenues from oil and condensate (natural gas liquids) decreased $195,034 or 55.1% to $159,223 from 2010 nine month revenues of $354,257.  The net sales volume for the nine month period in 2011 was 1,789 barrels with an average price of $89.00 per barrel, compared to 5,042 barrels with an average price of $70.26 per barrel for the period in 2010.  This represents a decrease in net sales volume of 3,253 barrels, or 64.5%.  For the third quarter of 2011, oil and condensate production decreased 1,066 barrels, or 65.7%, from 1,623 barrels produced in 2010 to 557 barrels produced in the same period in 2011.  This decrease was mainly due to the sale of several oil producing wells in February 2011 and the natural declines in production from existing oil and condensate wells.

Oil and natural gas lease operating expenses increased by $305,016 or 34.9%, to $1,179,123 for the nine months ended September 30, 2011, from $874,107 for the same period in 2010.   This increase was mainly due to higher plugging and abandoning costs and higher transportation costs stemming from an increased production during the period in 2011.  For the third quarter of 2011, lease operating expenses increased $99,974 or 35.8% over the same period in 2010, due to higher transportation and compression costs.

For the nine months ended September 30, 2011, turnkey drilling revenues were $3,848,337, a $1,777,198 or 31.6% decrease compared to revenues of $5,625,535 for the same period in 2010.  We also had a $241,691 or 13.0% increase in turnkey drilling and development costs to $2,106,111 in 2011 from $1,864,420 in 2010.  During the first nine months in 2011 and 2010 we drilled five wells and seven wells, respectively, leading to the decrease in turnkey revenues in 2011.  The five wells drilled during the period in 2011 were deeper and more expensive than those drilled during the same period in 2010, which led to the increased turnkey drilling and development costs.  For the three months ended September 30, we drilled two wells, one of which was drilled with an industry partner, in 2011 and two wells in 2010.  In the third quarter of 2011, turnkey drilling revenues decreased $305,825 or 18.6% from $1,646,971 during the period in 2010 to $1,341,146 in 2011.  Also during the third quarter in 2011, our turnkey drilling costs decreased by $80,682 to $680,134 in 2011 from $760,816 during the period in 2010.  Turnkey drilling revenues and turnkey drilling and development costs were lower due to our decreased interest in the one well drilled with an industry partner.    We anticipate drilling activity to continue in the next quarter as we have processed permits for several new wells, and expect to drill approximately three California wells during the fourth quarter of 2011.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense.  Impairment losses of $11,452 and $201,883 were recorded in the first nine months of 2011and 2010, respectively.  These impairments were mainly due to various lease and land costs that were no longer viable.  Additionally during the period in 2011, we recorded $88,883 in geological and geophysical costs in order to increase our oil and natural gas prospect base.

The aggregate of supervisory fees and other income was $678,300 for the nine months ended September 30, 2011, an increase of $147,506 (27.8%) from $530,794 during the same period in 2010.  Third quarter 2011 supervisory fees and other income increased $5,161, or 3%, to $175,764 from $170,603 in 2010.    These increases were the result of higher pipeline and compressor revenues generated from the increase in natural gas production.

We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges where doubtful.  The Company does not attempt collection from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue.  As a result of that review, during the third quarter of 2011 we recorded $17,879 in bad debt expense from these receivables.

Depreciation, depletion and amortization expense increased to $1,966,094 from $731,307, an increase of $1,234,787 (168.8%) for the nine months ended September 30, 2011, as compared to the same period in 2010. This increase in depletion expense was mainly due to the higher natural gas production during the period in 2011 resulting in an increased depletion rate of our oil and natural gas properties.

General and administrative expenses increased by $85,794, or 3.0%, from $2,866,841 for the nine months ended September 30, 2010, to $2,952,635 for the period in 2011.  This increase was primarily due to increased employee related costs.    Third quarter 2011 general and administrative expense decreased $5,788, or 0.6% from $917,033 in 2010 compared to $911,245 in 2011.

Marketing expense for the nine months ended September 30, 2011, increased $171,662, or 37.5%, to $629,342 compared to $457,680 for the same period in 2010.  For the third quarter 2011, marketing expenses increased $49,571, or 32.1%, to $203,850 from $154,279 for the same period in 2010.   Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $619,768 for the first nine months of 2011, compared to $530,278 for same period in 2010, an $89,490 or 16.9% increase.  This increase was the result of higher legal fees in 2011 primarily related to the conclusion of the Mountain West litigation.  For the third quarter 2011, legal and accounting expenses decreased by $153,929, or 55.8% from the same period last year.

During the first nine months of 2011, we sold our working interest in two separate non-core properties and other equipment resulting in a gain of $793,291.  The properties were located in Kern County, California and Gaines County, Texas.

Interest expense increased to $113,876 for the nine months ended September 30, 2011, from $19,235 for the same period in 2010, a $96,641, or 492.0% increase. This was due to an increase in the usage of our bank line of credit.  For the nine months ended September 30, 2011 we had an income tax benefit of $31,810 due to our current period net operating loss.  During the nine month period in 2010 we had income tax expense of $579,561 due to a net operating profit.

During the second quarter of 2010, we received title to securities stemming from a litigation settlement received approximately 10 years ago; the securities, at that time, had an undeterminable value.  In June 2010, Royale began to liquidate its position and, by the end of July 2010, Royale had fully liquidated its position.  For the first nine months of 2010, the Company had recognized a net unrealized holding loss of $676,563, net of income taxes in the other comprehensive income section of the Statement of Operations, and a realized gain of $907,679 from the partial liquidation of these securities in the other income section of the Statement of Operations.

Capital Resources and Liquidity

At September 30, 2011, Royale Energy had current assets totaling $9,245,270 and current liabilities totaling $9,804,620, a $559,350 working capital deficit.  We had cash and cash equivalents at September 30, 2011, of $5,094,240 compared to $4,630,722 at December 31, 2010.

In February 2009, we entered into a revolving credit agreement with Texas Capital Bank, N.A. secured by our oil and gas properties, of up to $14,250,000.  We also entered into a separate letter of credit facility with Texas Capital Bank of up to $750,000, for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes.  Under the terms of the agreement, Royale Energy may borrow, repay, and reborrow funds as necessary.  At September 30, 2011, we had a current borrowing base of $2,950,000 and outstanding indebtedness on this loan of $2,850,000, with $100,000 in available credit.

At September 30, 2011, we were in compliance with all financial covenants of our loan agreement with the bank, and we are not in default on any principal, interest or sinking fund payment.

At September 30, 2011, our accounts receivable totaled $1,737,258, compared to $2,451,047 at December 31, 2010, a $713,789 (29.1%) decrease.  The decrease in our accounts receivable during the first nine months of 2011 was due to lower oil and gas receivables due to a decline in natural gas production at the end of the period when compared to the year end at December 31, 2010.  At September 30, 2011, our accounts payable and accrued expenses totaled $4,608,599, a decrease of $626,567 or 12.0% from the accounts payable at December 31, 2010, of $5,235,166, mainly due to paying down our accounts payable.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  We believe that we have sufficient liquidity for the remainder of 2011 and do not foresee any liquidity demands that cannot be met from cash flow or financing activities.

Operating Activities.  For the nine months ended September 30, 2011, cash provided by operating activities increased to $2,174,182 from cash used by operating activities of $709,406 for the same time period in 2010, a difference of $2,883,588.  This difference was mainly due to the increase in cash generated from our higher natural gas sales during the period in 2011.

Investing Activities.  Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $2,412,153, and $520,528 for the nine month periods ended September 30, 2011 and 2010, respectively.  This rise in capital acquisition costs was the result of drilling fewer but deeper and more expensive wells during the period in 2011.  In the first nine months of 2011, Royale also received proceeds of $806,353 relating to the sale of certain oil and natural gas properties in Kern County, California and Gaines County, Texas.  As part of the sale, Royale retained an overriding royalty interest in the acreage.  During the period in 2010, we also received a net of $907,679 from the sale of the settlement stock mentioned previously.

Financing Activities.  For the nine months ended September 30, 2011, cash provided by financing activities amount to $701,489 compared to cash provided by financing activities of $18,750 for the same period in 2010.  During the first nine months of 2011, several warrants were exercised in exchange for shares of Royale’s common stock.  Royale received $1,051,489 and issued 468,928 shares of its common stock relating to these exercises.  Additionally during the period in 2011, we issued 18,440 shares of common stock to a member of the board of director’s in a cashless stock options exercise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $4.14 per Mcf to a high of $4.59 per Mcf for the first nine months of 2011.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2011.

No changes occurred in our internal control over financial reporting during the nine months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

National Fuel Corporation (“NFC”) v. Royale Energy , Inc. , No. 080800735, Uintah County, Utah. NFC filed this lawsuit seeking to remove Royale as operator of property in which Royale is the 75% record owner and operator and NFC is a non-operator with a 25% ownership.  Trial was held on October 18-21, 2011, at which Royale defended itself vigorously.  The Court has requested additional briefing and no decision has yet been rendered.

Please refer to Part II, Item 1 of our Report on Form 10-Q for the quarter ended March 31, 2011 for a description of other pending legal proceedings.

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

ROYALE ENERGY, INC.

Date: November 4, 2011	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: November 4, 2011	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President, Co-Chief Executive Officer, and Chief Financial Officer