Form 10-K
period 2011-12-31
ROYALE ENERGY INC
filed 2012-03-15
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of registrant in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500
San Diego, CA 92108
(Address of principal executive offices)

Issuer's telephone number:     619-881-2800

Securities registered pursuant to Section 12(b) of the Act:
None

Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock, no par value per share
(Title of Class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

At June 30, 2011, the end of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common equity held by non-affiliates was $22,156,350.

At December 31, 2011, 10,790,431 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  The issuer’s proxy statement for its annual meeting of stockholders, to be filed within 120 days after December 31, 2011, will contain the information required by Part III, Items 10, 11, 12, 13 and 14, which information is hereby incorporated by reference into this Form 10-K.

ROYALE ENERGY, INC.
PART I

Item 1                          Description of Business

Royale Energy, Inc. ("Royale Energy") is an independent oil and natural gas producer.  Royale Energy's principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale Energy.  Royale Energy was incorporated in California in 1986 and began operations in 1988.  Royale Energy's common stock is traded on the NASDAQ Capital Market System (symbol ROYL).  On December 31, 2011, Royale Energy had 23 full time employees.

Royale Energy owns wells and leases located mainly in the Sacramento Basin and San Joaquin Basin in California as well as in Utah, Texas, Oklahoma, Louisiana, and Alaska.  Royale Energy usually sells a portion of the working interest in each lease that it acquires to third party investors and retains a portion of the prospect for its own account.  Selling part of the working interest to others allows Royale Energy to reduce its drilling risk by owning a diversified inventory of properties with less of its own funds invested in each drilling prospect, than if Royale Energy owned the whole working interest and paid all drilling and development costs of each prospect itself.  Royale Energy generally sells working interests in its prospects to accredited investors in exempt securities offerings.  The prospects are bundled into multi-well investments, which permit the third party investors to diversify their investments by investing in several wells at once instead of investing in single well prospects.

During its fiscal year ended December 31, 2011, Royale Energy continued to explore and develop natural gas properties with a concentration in California.  We also acquired over 100,000 acres of prospective oil shale property in the north slope of Alaska.  Additionally we own proved developed producing and non-producing reserves of oil and natural gas in Utah, Texas, Oklahoma and Louisiana.  In 2011, Royale Energy drilled seven wells in northern and central California; four were commercially productive wells and three were dry holes.  Royale Energy's estimated total reserves decreased from approximately 5.9 BCFE (billion cubic feet equivalent) at December 31, 2010 to approximately 4.6 BCFE at December 31, 2011.  According to the reserve reports furnished to Royale Energy by Netherland, Sewell & Associates, Inc., and Source Energy, LLC, Royale Energy's independent petroleum engineers, the net reserve value of its proved developed and undeveloped reserves was approximately $10.3 million at December 31, 2011, based on natural gas  prices ranging from $3.90 per MCF to $4.35 per MCF.  Source Energy, LLC, supplied reserve value estimates for Royale Energy’s Utah properties, and Netherland, Sewell & Associates, Inc. provided reserve information for the Company’s California, Texas, Oklahoma and, Louisiana properties.

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

Our standardized measure of discounted future net cash flows at December 31, 2011, was estimated to be $5,558,308.  This figure was calculated by subtracting our estimated future income tax expense from the net reserve value of proved developed and undeveloped reserves, and by further applying a 10% annual discount for estimated timing of cash flows.  A detailed calculation of our standardized measure of discounted future net cash flow is contained in Supplemental Information About Oil and Gas Producing Activities – Changes in Standardized Measure of Discounted Future Net Cash Flow from Proved Reserve Quantities, page F-28.

Royale Energy reported gross revenues in connection with the drilling of wells on a "turnkey contract" basis, or sales of fractional interests in undeveloped wells, in the amount of $5,933,065 for the year ended December 31, 2011, which represents approximately 51% of its total revenues for the year.  In 2010, Royale Energy reported $7,868,273 gross revenues from turnkey drilling operations for the year, representing 68% of Royale Energy's total revenues for that year.

These amounts are offset by drilling expenses and development costs of $3,523,372 in 2011, and $2,560,068 in 2010. In addition to Royale Energy's own geological, land, and engineering staff, Royale Energy hires independent contractors to drill, test, complete and equip the wells that it drills.  Approximately 42% of Royale Energy's total revenue for the year ended December 31, 2011, came from sales of oil and natural gas from production of its wells in the amount of $4,879,397, in 2010, this amount was $3,047,201, which represented 26% of Royale Energy's total revenues.

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

Once drilling has commenced, it is generally completed within 10-30 days.  See Note 1 to Royale Energy's Financial Statements, at page F-8.  Royale Energy maintains internal records of the expenditure of each investor's funds for drilling projects.

Royale Energy generally operates the wells it completes.  As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements.  For the year ended December 31, 2011, Royale Energy earned gross revenues from operation of the wells in the amount of $385,575, representing 3.3% of its total revenues  for the year.  In 2010, the amount was $394,483, which represented about 3.4% of total revenues.  At December 31, 2011, Royale Energy operated 57 natural gas wells in California. Royale also owns an interest and operates seven natural gas wells in Utah and has non-operating interests in 12 oil and gas wells in Texas, three in Oklahoma, one in California, and two in Louisiana.

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

Royale Energy had no subsidiaries in 2011.

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

The Hosmer Family Exerts Significant Influence Over Stockholder Matters.

The control positions held by members of the Hosmer family may discourage others from making bids to buy Royale Energy or change its management without their consent.  Donald H. Hosmer is the co-president of the company.  Stephen M. Hosmer is the co-president and chief financial officer.  Harry E. Hosmer is the chairman of the board.  Together, they make up three of the eight members of our board of directors.  At March 1, 2012, these individuals owned or controlled the following amounts of Royale Energy common stock, including shares they had the right to acquire on the exercise of outstanding stock options:

Name	Number of Shares (1)	Percent (2), (3)
Donald H. Hosmer	935,302	8.59%
Stephen M. Hosmer (4)	1,268,235	11.64%
Harry E. Hosmer	683,692	6.28%
Total	2,887,229	26.12%

(1)	Includes the following options to purchase shares of stock: Donald H. Hosmer – 50,000, Stephen M. Hosmer – 50,000, and Harry E. Hosmer – 50,000.

(2)	Based on total of 10,903,473 outstanding shares on March 1, 2012.

(3)	Calculated pursuant to Rule 13d-3 of the Securities and Exchange Commission.

(4)	Includes 24,000 shares of stock owned by the minor children of Stephen M. Hosmer. Mr. Hosmer disclaims beneficial ownership of the shares owned by his children.

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

Item 1B                       Unresolved Staff Comments

None

Item 2                          Description of Property

Since 1993, Royale Energy has concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern and Central California.  In 2011, Royale Energy drilled seven wells in northern and central California, four of which were commercially productive wells, three are currently producing and one is awaiting pipeline hookup. In December 2011, Royale Energy successfully acquired 100,480 acres on the North Slope in a lease sale by the State of Alaska. Out of 13 companies bidding on 178 tracts, Royale won 60 tracts in the heart of the oil window. The company's 100,480 acre position represents 30% of the 334,969 acres leased in this sale. The exact acreage positions will be finalized by the State of Alaska in 2012.

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

During 2011, Royale Energy maintained a revolving credit agreement with Texas Capital Bank, N.A..  Under the terms of the agreement, Royale Energy may borrow, repay, and reborrow money from Texas Capital Bank with a total credit line of $14,250,000.  The maximum allowable amount of each credit request is governed by a formula in the agreement.  The maximum allowable amount at December 31, 2011, was $2,750,000.  At December 31, 2011, Royale Energy owed $2,750,000 under this credit line.  Royale uses advances under this credit line to finance lease acquisition operations and for temporary working capital.  Following is a discussion of Royale Energy's significant oil and natural gas properties.  Reserves at December 31, 2011, for each property discussed below, have been determined by Netherland, Sewell & Associates, Inc., and Source Energy, LLC, registered professional petroleum engineers, in accordance with reports submitted to Royale Energy on February 22, 2012 and February 8, 2012, respectively.

Northern California

Royale Energy owns lease interests in eleven gas fields with locations ranging from Tehama County in the north to Kern County in the south, in the Sacramento and San Joaquin Basins in California.  At December 31, 2011, Royale operated 57 wells in California with estimated total proven, developed, and undeveloped reserves at approximately 3.9 BCF, according to Royale’s independently prepared reserve report as of December 31, 2011.

Developed and Undeveloped Leasehold Acreage

As of December 31, 2011, Royale Energy owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped (1)
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	14,163.02	9,499.80	12,544.03	12,330.92
All Other States	3,691.66	1,678.11	19,322.43	13,988.75
Total	17,854.68	11,177.91	32,866.46	26,319.67

(1)	Does not include approximately 100,000 acres being acquired on the North Slope in a December 2011 lease sale by the State of Alaska.

Drilling Activities

The following table sets forth Royale Energy's drilling activities during the years ended December 31, 2009, 2010 and 2011.  All wells are located in the Continental U.S., in California, Texas, Louisiana and Utah.

Year	Type of Well(a)		Gross Wells(e)		Net Wells(b)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)

2009	Exploratory	3	2	1	0.9715	0.2468
	Developmental	2	1	1	0.4982	0.5369

2010	Exploratory	7	5	2	2.0087	0.5686
	Developmental	2	1	1	0.7599	0.5003

2011	Exploratory	1	0	1	0.0000	0.4965
	Developmental	6	4	2	2.5184	0.9533

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

	2011	2010	2009
Net volume
Oil (BBL)	2,264	6,505	8,364
Gas (MCF)	1,144,469	603,206	575,995
MCFE	1,167,109	668,256	659,635

Average sales price
Oil (BBL)	$90.48	$70.95	$52.92
Gas (MCF)	$4.08	$4.28	$4.09

Net production costs and taxes	$1,517,920	$1,221,904	$1,415,970

Lifting costs (per MCFE)	$1.30	$1.83	$2.15

Net Proved Oil and Natural Gas Reserves

As of December 31, 2011, Royale Energy had proved developed reserves of 4,174 MMCF and total proved reserves of 4,570 MMCF of natural gas on all of the properties Royale Energy leases.  For the same period, Royale Energy also had proved developed oil reserves of 5 MBBL and total proved oil reserves of 5 MBBL.

Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data.

Item 3                          Legal Proceedings

National Fuel Corporation (“NFC”) v. Royale Energy, Inc., No. 080800735, Uintah County, Utah. NFC filed this lawsuit seeking to remove Royale as operator of the property in which Royale is the 75% record owner and operator and NFC is a non-operator with a 25% ownership.  Trial was held on October 18-21, 2011, at which Royale defended itself vigorously.  On February 2, 2012, the Court issued its ruling, denying NFC’s request to remove Royale as operator.  A proposed judgement has been submitted to the Court, and we are awaiting entry of the judgement.  It is uncertain if NFC will appeal this ruling.

Douglas Jones v. Royale Energy, Inc., et.al.
On July 1, 2010, Douglas Jones filed a lawsuit against the Company in the Circuit Court, 17th Judicial District, Broward County, Florida.  Mr. Jones was an independent contractor handling certain aspects of sales for the Company prior to July 2, 2008.  He asserts that he is entitled to an unspecified amount for commissions and expenses.  The Company denies that any money is owed to Mr. Jones, and intends to defend the lawsuit vigorously.  On August 16, 2010, the Company filed a motion to dismiss the lawsuit for lack of jurisdiction in the Florida courts. The Court has set the motion to dismiss for hearing on March 15, 2012.  If the case is not dismissed on the jurisdictional motion, Royale intends to answer the complaint and oppose the lawsuit vigorously.

Item 4                          Mine Safety Disclosures

Not Applicable

PART II

Item 5                          Market for Common Equity and Related Stockholder Matters

Since 1997 Royale Energy’s Common Stock has been traded on the Nasdaq National Market System under the symbol “ROYL”.  Since July 1, 2009, Royale Energy’s stock has been listed on the NASDAQ Capital Market, and prior to that, our stock was listed on the NASDAQ Global Market.  As of December 31, 2011, 10,790,431 shares of Royale Energy’s Common Stock were held by approximately 4,850 stockholders.  The following table reflects the high and low quarterly closing sales prices from January 2010 through December 2011.

	1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
	High	Low	High	Low	High	Low	High	Low
2011	7.83	2.08	5.52	2.56	3.91	2.08	5.36	1.90
2010	3.06	2.07	2.50	1.92	2.26	1.83	2.42	1.98

Dividends

The Board of Directors did not issue cash or stock dividends in 2011 or 2010.

Recent Sales of Unregistered Securities

In November 2011, ownership of 31,667 shares of restricted common stock which had been awarded to the seven directors of Royale Energy for services rendered, vested.  The restricted stock originally had been awarded in 2008 in reliance on the exemption from registration requirements of the Securities Act of 1933 contained in Section 4(2) thereof.  In March 2011, one director exercised stock options to purchase a total of 18,440 shares of common stock in a cashless exercise.  The stock options had originally been awarded in 2008 at an exercise price of $3.50 per share.

In February 2012, four directors exercised stock options to purchase a total of 62,410 shares of common stock in cashless exercises.  The stock options had originally been awarded in 2008 at exercise prices of $3.50 per share.  In January 2012, one director exercised stock options, which also had been awarded in 2008, to purchase 14,654 shares of common stock for cash at an exercise price of $3.50 per share.  The options had been issued and the stock was purchased in reliance on the exemption from registration requirements of the Securities Act of 1933 contained in Section 4(2) thereof.

Performance Graph

The following stock price performance graph is included in accordance with the SEC’s executive compensation disclosure rules and is intended to allow stockholders to review Royale Energy’s executive compensation policies in light of corresponding stockholder returns, expressed in terms of the appreciation of Royale Energy’s common stock relative to two broad-based stock performance indices.  The information is included for historical comparative purposes only and should not be considered indicative of future stock performance.  The graph compares total return on $100 value of Royale Energy’s common stock on December 31, 2006, with the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and the Dow Jones U.S. Exploration and Production Index from December 31, 2006 through December 31, 2011.

	2006	2007	2008	2009	2010	2011
Royale Energy, Inc.	100	81	81	77	65	133
S & P Composite 500 Stock Index	100	104	64	79	89	89
DJ US Exploration and Production Index	100	143	85	118	136	130

Item 6                          Selected Financial Data

(In thousands, except earnings per share data)
As of December 31,
	2011	2010	2009	2008	2007
Income Statement Data:
Revenues	$11,671	$11,598	$8,626	$19,174	$16,557
Operating Income (Loss)	(5,644)	1,153	(3,147)	(14,362)	(3,885)
Net Income (Loss)	(4,104)	1,308	(2,197)	(8,778)	(2,779)
Basic Earnings (Loss) Per Share	(0.39)	0.12	(0.24)	(1.06)	(0.35)
Balance Sheet Date:
Oil & Gas Properties, Equipment & Fixtures	$8,075	$10,258	$8,800	$10,264	$23,390
Total Assets	20,746	23,820	23,564	24,191	32,571
Long Term Obligations	3,326	3,781	2,954	2,470	6,159
Total Stockholders’ Equity	7,996	10,938	10,127	7,394	12,385

Item 7                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Royale Energy’s Financial Statements and Notes thereto and other financial information relating to Royale Energy included elsewhere in this document.

For the past eighteen years, Royale Energy has primarily acquired and developed producing and non-producing natural gas properties in California.  In 2004, Royale Energy began developing leases in Utah.  The most significant factors affecting the results of operations are (i) changes in oil and natural gas production levels and reserves, (ii) recording of turnkey drilling revenues and the associated drilling expense, and (iii) the change in commodities price of natural gas and oil reserves owned by Royale Energy.

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

Royale Energy derives DWI revenue from sales of working interests to high net worth individuals.  The DWI revenue is divided into payments for pre-drilling costs and for drilling costs.  DWI investments are non-refundable.  Royale Energy recognizes the pre-drilling revenue portion when the investor deposits money with Royale Energy.  The company holds the remaining investment as deferred turnkey drilling until drilling is complete.  Occasionally, drilling is delayed due to the permitting process or drilling rig availability.  At December 31, 2011 and 2010, Royale Energy had deferred turnkey drilling of $4,879,853 and $3,866,319 respectively.

The primary business segment is oil and gas production.  Northern and central California accounted for approximately 99% of the company’s successful natural gas production in 2011.  Natural gas flows from the wells into gathering line systems, which are equipped occasionally with compressor systems, which in turn flow into metered transportation and customer pipelines.  Monthly, price data and daily production are used to invoice customers for amounts due to Royale Energy and other working interest owners.  Royale Energy operates virtually all of its own wells and receives industry standard operator fees.

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

Impairment Of Assets

Producing property costs are evaluated for impairment and reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value pursuant to the Extractive Activities Topic of the Financial Accounting Standard Board’s (FASB) Accounting Standards Codification.    Impairment of non-producing leasehold costs and undeveloped mineral and royalty interests are assessed periodically on a property-by-property basis and any impairment in value is charged to expense.  We periodically review for impairment of proved properties on a field-by-field basis.  Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value.  We determine if impairment has occurred through either adverse changes or as a result of its periodic review for impairment.  Impairment is measured on a 10% discounted cash flows basis.  We regard impairment costs of undeveloped properties as a component of our turnkey drilling overhead, since impairment costs amount to a write-down of previously acquired property inventory that we were unable to successfully develop as part of our turnkey drilling program.

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

Results of Operations for the Twelve Months Ended December 31, 2011, as Compared to the Twelve Months Ended December 31, 2010

For the year ended December 31, 2011, we recorded a net loss of $4,104,338 a $5,412,366 decline when compared to our net profit of $1,308,028 during 2010.  This reduction was primarily due to an impairment of our oil and gas properties of $4,529,058 and lower turnkey drilling revenues due to a decrease in the number of wells drilled during 2011.  Total revenues from operations for the year in 2011 were $11,671,048, an increase of $72,608, or 1%, from the total revenues of $11,598,440 in 2010, the result of higher sales of oil and natural gas.

In 2011, revenues from oil and gas production increased by 60.1% to $4,879,397 from $3,047,201 in 2010, due to higher natural gas production as three wells, two of which were drilled during the fourth quarter of 2010, were brought online early in 2011.  The net sales volume of natural gas for the year ended December 31, 2011, was approximately 1,144,469 MCF with an average price of $4.08 per MCF, versus 603,330 MCF with an average price of $4.28 per MCF for 2010.  This represents an increase in net sales volume of 541,139 MCF or 89.7%.  The net sales volume for oil and condensate (natural gas liquids) production was approximately 2,264 barrels with an average price of $90.48 per barrel for the year ended December 31, 2011, compared to 6,511 barrels at an average price of $70.95 per barrel for the year in 2010.  This represents a decrease in net sales volume of 4,247 barrels, or 65.2%.  This decrease was mainly due to the sale of several oil producing wells in the first quarter of 2011.

Oil and gas lease operating expenses increased by $296,016, or 24.2%, to $1,517,920 for the year ended December 31, 2011, from $1,221,904 for the year in 2010.  This increase was mainly due to higher transportation costs stemming from the increased production in 2011.  When measuring lease operating costs on a production or lifting cost basis, in 2011, the $1,517,920 equates to a $1.30 per MCFE lifting cost versus a $1.83 per MCFE lifting cost in 2010, a 29% decrease.

For the year ended December 31, 2011, turnkey drilling revenues decreased $1,935,208 to $5,933,065 from $7,868,273 in 2010, or 24.6%.  We also had a $963,304 or 37.6% increase in turnkey drilling and development costs to $3,523,372 in 2011 from $2,560,068 in 2010.  In 2011 we drilled seven wells, six developmental wells and one exploratory well versus nine wells, seven exploratory wells and two developmental wells in 2010, which lead to our decrease in turnkey revenues.  Turnkey costs increased because the wells drilled in 2011 were deeper and more expensive than those drilled in 2010.  Our gross margins, or profits, on drilling depend on our ability to accurately estimate the costs associated with the development of projects in which we sell working interests and to acquire viable properties that can be successfully developed.  Costs associated with contract drilling depend on location, well depth, weather, and availability of drilling contractors and equipment.  Our gross margin on drilling decreased to 40.6% from 67.5% for the years ended December 31, 2011 and 2010, respectively.  Gross margin is calculated as the difference between turnkey drilling revenue and turnkey drilling expense.  However, management believes that a portion of its impairment losses should also be considered as a cost of drilling in determining the profitability of this segment, because impairment costs are incurred in the selection of higher quality prospects for ultimate development.

Impairment losses of $4,529,058 and $500,144 were recorded in 2011 and 2010, respectively.  In both years, we recorded impairments in fields where year end reserve values were less than the net book values of wells or where lease and land costs were no longer viable.  In 2011, two California fields, the Lonestar and Bowerbank fields were impaired $3,776,385 and $28,566, respectively, while our Utah field was also impaired by $710,124.  These impairments were due to lower proved developed reserves than current book values primarily due to a substantial drop in the price of natural gas.  In 2010, the River Island, Dunnigan Hills, Rio Vista and Bowerbank fields were impaired $233,521, $22,118 and $17,931, $24,680 respectively for the same reason.   Additionally in 2011 and 2010, we recorded lease impairments of $12,959 and $201,883 respectively, on various capitalized lease and land costs that were no longer viable.

Bad debt expense for 2011 and 2010 were $86,294 and $43,153, respectively.  These expenses arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment.  We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges where doubtful.  By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue

The aggregate of supervisory fees and other income was $858,586 for the year ended December 31, 2011, an increase of $175,620 (25.7%) from $682,966 during the year in 2010.  This increase was mainly due to higher pipeline and compressor revenues generated from the increase in natural gas production.  Supervisory fees are charged in accordance with the Council for Petroleum Accountants Societies (COPAS) policy for reimbursement of expenses associated with the joint accounting for billing, revenue disbursement, and payment of taxes and royalties.  These charges are reevaluated each year and adjusted up or down as deemed appropriate by a published report to the industry by Ernst & Young, LLP, Certified Public Accountants.  Supervisory fees decreased $8,908 or 2.3%, to $385,575 in 2011 from $394,483 in 2010.

Depreciation, depletion and amortization expense increased to $2,362,065 from $919,355 an increase of $1,442,710 (156.9%) for the year ended December 31, 2011, as compared to 2010.  The depletion rate is calculated using production as a percentage of reserves.  This increase in depletion expense was mainly due to the higher natural gas production during 2011 resulting in an increased depletion rate of our oil and natural gas properties.

General and administrative expenses increased slightly by $37,839 or 1%, from $4,001,370 for the year ended December 31, 2010, to $4,039,209 for the year in 2011.  This increase was primarily due to higher employee related costs.  Legal and accounting expense increased to $933,856 for the year, compared to $574,384 for 2010, a $359,472 or 62.6% increase.  This increase was the result of higher legal fees in 2011 primarily related to the conclusion of the Mountain West and National Fuel litigation.

Marketing expense for the year ended December 31, 2011, increased $91,964 or 14.8%, to $713,495, compared to $621,531 for the year in 2010.  Marketing expense usually varies from period to period according to the number of marketing events attended by personnel and their associated costs.

In 2011, we sold our working interest in two separate non-core properties and other equipment resulting in a gain of $759,763.  The properties were located in Kern County, California and Gaines County, Texas.  Additionally during 2011, we had a write down of $258,043 on certain oil and gas pipeline inventory to its estimated current market value.  In 2010, we recorded a loss of $3,310 on the sales of non-oil and gas assets.

During 2010, we received title to securities stemming from a litigation settlement received approximately 10 years ago; the securities at that time had an undeterminable value.  In June 2010, Royale began to liquidate its position and during the third quarter had fully liquidated its position.  In 2010, the Company recognized a net unrealized holding loss of $676,563 in the other comprehensive income section of the Statement of Operations, and a realized gain of $907,679 from the complete liquidation of these securities in the other income section of the Statement of Operations.

During 2011, interest expense increased to $138,218 from $46,613 in 2010, a $91,605 or 196.5% increase.  This was due to an increase in the usage of our bank line of credit.  Further details concerning Royale’s line of credit usage can be found in the Capital Resources and Liquidity section below.

In 2011, we had income tax benefit of $1,677,771 due to our net loss before taxes of $5,782,109.  In 2010, we had an income tax expense of $706,259 due to our net profit before taxes of $2,014,287.  For 2011, the use of a percentage depletion carryover valuation allowance created from the current and past operations results in an effective tax rate less than the normal federal rate of 34% plus the relevant state rates (mostly California, 9.3%).

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

In 2010, revenues from oil and gas production increased by 8.8% to $3,047,201 from $2,800,557 in 2009, due to slight increases in both production and the commodity prices received for our oil and natural gas production.  The net sales volume of natural gas for the year ended December 31, 2010, was approximately 603,330 MCF with an average price of $4.28 per MCF, versus 575,995 MCF with an average price of $4.09 per MCF for 2009.  This represents an increase in net sales volume of 27,335 MCF or 4.7%.  This increase was due to higher production volumes of wells drilled and put online during the latter part of the year.  The net sales volume for oil and condensate (natural gas liquids) production was approximately 6,511 barrels with an average price of $70.95 per barrel for the year ended December 31, 2010, compared to 8,364 barrels at an average price of $52.92 per barrel for the year in 2009.  This represents a decrease in net sales volume of 1,853 barrels, or 22.2%.

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

Capital Resources and Liquidity

At December 31, 2011, Royale Energy had current assets totaling $6,607,496 and current liabilities totaling $9,423,834, a $2,816,338 working capital deficit.  We had cash and cash equivalents at December 31, 2011 of $2,946,131 compared to $4,630,722 at December 31, 2010.

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

We expect that our available credit and cash flows from operations will be sufficient for capital expenditure needs beyond those satisfied from sales of working interests.  We ordinarily fund our operations and cash needs from cash flows generated from operations.  We believe that we have sufficient liquidity for 2012 and do not foresee any liquidity demands that cannot be met from cash flow from operations.

At the end of 2011, our accounts receivable totaled $1,872,067 compared to $2,451,047 at December 31, 2010, a $578,980 or 23.6% decrease.  This was primarily due to lower oil and gas receivables due to a decline in natural gas production at the end of the year when compared to the year end December 31, 2010.  At December 31, 2011, our accounts payable and accrued expenses totaled $4,542,741, a decrease of $692,425 or 13.2% over the accounts payable at the end of 2010 of $5,235,166.  This decrease was mainly due to decreased drilling activity at year end 2011 when compared to year end 2010.

In February 2009, we entered into a new agreement with Texas Capital Bank, N.A. for a new revolving line of credit and letter of credit facility, also secured by our oil and gas properties, of up to $14,250,000 and separate letter of credit facility of up to $750,000, for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes.  Under the terms of the agreement, Royale Energy may borrow, repay, and re-borrow funds as necessary.  Interest is to be the greater of Texas Capital Bank’s base rate margin plus 1% and the Federal Funds rate but in no event less than 5% per year.  On June 1, 2011, Texas Capital Bank re-determined the borrowing base to be $3,250,000 with monthly borrowing base reductions of $100,000 commencing on July 1, 2011.  All unpaid principal and interest is payable at maturity on February 13, 2013.  At December 31, 2011, we had a current borrowing base and outstanding indebtedness on this loan of $2,750,000.

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

At December 31, 2011, we were not in compliance with the current ratio financial covenant of our loan agreement with the bank, but we have obtained a waiver from the terms of that loan covenant.  We are not in default on any principal, interest or sinking fund payment.

We do not engage in hedging activities or use derivative instruments to manage market risks.

The following schedule summarizes our known contractual cash obligations at December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total Obligations	2012	2013-2014	2015-2016	Beyond

Office lease	$1,458,307	$391,692	$819,715	$246,900	$-
Long-term debt	2,750,000	-	2,750,000		-
Total	$4,208,307	$391,692	$3,569,715	$246,900	$-

Operating Activities.  For the year ended December 31, 2011, cash provided by operating activities totaled $1,662,385 compared to $2,063,517 provided by operating activities for the year in 2010, a decrease of $401,132 or 19.4%.  This decrease in cash provided was due to higher direct working interest sales and the paying down on our accounts payable during the year in 2011.  For the year ended December 31, 2010, cash provided by operating activities totaled $2,063,517 compared to $884,369 used by operating activities for the year in 2009.  This difference in cash was due to our increased drilling activity in 2010 and lower direct working interest sales during the year in 2009.

Investing Activities.  For the year ended December 31, 2011, cash used by investing activities was $3,948,464 compared to $1,973,077 used by investing activities in 2010, an increase of $1,975.387 or 100.1%.  This increase was the result of drilling fewer but deeper and more expensive wells during 2011.  During 2011 we also received proceeds of $806,353 relating to the sale of certain oil and gas properties in Kern County, California and Gaines County, Texas.  As part of the sale, we retained an overriding royalty interest in the acreage.  During the year in 2010 we received $907,679 from the sale of settlement stock mentioned previously.  For the year ended December 31, 2010 cash used by investing activities of $1,973,077 compared to $965,928 used by investing activities in 2009, an increase of $1,007,149 or 104.3%.  This increase was due to our increased drilling activity in 2010 when compared to 2009.

Financing Activities.  For the year ended December 31, 2011, cash provided by financing activities was $601,488 compared to $705,000 provided by financing activities in 2010, a $103,512 or 14.7% decrease.  During the year in 2011, several warrants were exchanged for shares of Royale’s common stock.  Royale received $1,051,488 and issued 468,928 shares of its common stock relating to these exercises.  Additionally during the period in 2011, we issued 18,440 shares of common stock to a member of the board of directors in a cashless stock options exercise. In 2010, the $705,000 was loan proceeds from our letter of credit facility with Texas Capital Bank.  For the year ended December 31, 2009, cash provided by financing activities was $4,354,840.  In August 2009, Royale Energy received net proceeds of $985,314 through the sale of common stock and warrants to one investor in a private placement.  The proceeds were used to increase our stockholders’ equity and working capital.  Additionally, during September and October 2009 we received net proceeds of $1,080,650 from the exercise of warrants for 511,628 shares from the August 2009 private placement.  In October 2009, Royale Energy received net proceeds of $1,824,850 through the private placement of common stock and warrants to one investor.  The proceeds were used to assist in the development a new natural gas field discovery in California.  During the first quarter of 2009, we paid off our line of credit with Guaranty Bank and established a new one with Texas Capital Bank.

Changes in Reserve Estimates

During 2011, our overall proved developed and undeveloped reserves decreased by 25.5% and our previously estimated proved developed and undeveloped reserve quantities were revised downward by approximately 1 million cubic feet of natural gas.  This downward revision was primarily due four California wells in our Lonestar field, one of which was drilled in 2009 and the other three drilled in 2010, which had lower than previously estimated proved producing and non-producing gas reserves.  See Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-28.

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

Item 7A                       Qualitative and Quantitative Disclosures About Market Risk

Royale Energy is exposed to market risk from changes in commodity prices and in interest rates.  In 2011, we sold a majority of our natural gas at the daily market rate through the Pacific Gas & Electric pipeline.  In 2011, our natural gas revenues were approximately $4.7 million with an average price of $4.08 per MCF.  At current production levels, a 10% per MCF increase or decrease in our average price received could potentially increase or decrease our natural gas revenues by approximately $466,943.  At our current production levels of oil and natural gas condensate, a 10% increase or decrease in our average price per barrel could potentially increase or decrease our oil and natural gas revenues by approximately $20,482. We currently do not sell any of our natural gas or oil through hedging contracts.

We have a line of credit used in funding purchases of oil and gas assets, meeting drilling schedules and assisting in funding operations.  This line of credit is tied to increases or decreases in the bank prime interest rate.  If the interest rate on our line of credit were to increase 1% or 2% during the year this could potentially add approximately $27,500 to $55,000, respectively, to our interest expense.

Item 8                          Financial Statements and Supplementary Data

See pages F-1, et seq., included herein.

Item 9                          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

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

Our co-chief executive officers, Donald H. Hosmer and Stephen M. Hosmer, evaluated the effectiveness or our disclosure controls and procedures as of the end of the 2011 fiscal year.  Based on their evaluation, they concluded that our disclosure controls are effective as of December 31, 2011.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Management assessed our internal control over financial reporting as of December 31, 2011, which was the end of our fiscal year. Management based its assessment on criteria established in the SEC Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The guidance sets forth an approach by which management can conduct a top-down, risk-based evaluation of internal control over financial reporting. Management’s assessment included an evaluation of risks to reliable financial reporting, whether controls exist to address those risks and evaluated evidence about the operation of the controls included in the evaluation based on its assessment of risk.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10                        Directors and Executive Officers of the Registrant

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2011.

Item 11                        Executive Compensation

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2011.

Item 12                        Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2011.

Item 13                        Certain Relationships and Related Transactions

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2011.

Item 14                        Principal Accountant Fees and Services

The information required by this Item will be contained in, and incorporated by reference to, the Proxy Statement for the annual meeting of Royale Energy, which will be filed with the SEC and mailed to stockholders within 120 days of December 31, 2011.

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

10.3	Form of Promissory Note between Royale Energy and Texas Capital Bank, N.A., incorporated by reference to Exhibit 10.3 of Royale Energy’s Form 10-K filed March 27, 2009.
10.4	Securities Purchase Agreement between the Company and Cranshire Capital, L.P., dated as of August 4, 2009, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 6, 2009.
10.5	Registration Rights Agreement between the Company and Cranshire Capital, L.P., dated as of August 5, 2009, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 6, 2009.
10.6	Securities Purchase Agreement between the Company and Cranshire Capital, L.P., dated as of October 16, 2009, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 21, 2009.
10.7	Registration Rights Agreement between the Company and Cranshire Capital, L.P., dated as of October 16, 2009, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 21, 2009.
10.8	Financial Representative Agreement between the Company and J.P. Turner & Company, LLC, dated July 9, 2009, incorporated by reference to Exhibit 10.3 of the Company’s Form S-3/A filed August 21, 2009.
23.1	Consent of Padgett, Stratemann & Co., L.L.P., filed herewith.
23.2	Consent of Netherland, Sewell & Associates, Inc., filed herewith.
23.3	Consent of Source Energy, LLC, filed herewith.
31.1	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
31.2	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
32.1	Section 1350 Certification, filed herewith.
32.2	Section 1350 Certification, filed herewith.
99.1	Report of Netherland Sewell & Associates, Inc., filed herewith.
99.2	Report of Source Energy, LLC, filed herewith.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Royale Energy, Inc.

Date:	March 14, 2012	/s/ Donald H.. Hosmer
Donald H.. Hosmer
Co-President and Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 14, 2012	/s/ Harry E. Hosmer
Harry E. Hosmer
Chairman of the Board of Directors
Date:	March 14, 2012	/s/ Donald H. Hosmer
Donald H. Hosmer
Director, Co-President, Co-Chief Executive Officer
Date:	March 14, 2012	/s/ Stephen M. Hosmer
Stephen M. Hosmer
Director, Co-President, Co-Chief Executive Officer, Chief Financial Officer and Secretary
Date:	March 14, 2012	/s/ Tony Hall
Tony Hall
Director
Date:	March 14, 2012	/s/ Oscar A. Hildebrandt
Oscar A. Hildebrandt
Director
Date:	March 9, 2012	/s/ Gary Grinsfelder
Gary Grinsfelder
Director
Date:	March 14, 2012	/s/ George M. Watters
George M. Watters
Director

ROYALE ENERGY, INC.
INDEX TO FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
     of Royale Energy, Inc.

We have audited the accompanying balance sheets of Royale Energy, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2011, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royale Energy, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

Padgett, Stratemann & Co., L.L.P.
San Antonio, Texas
March 14, 2012

ROYALE ENERGY, INC
BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

ASSETS

	2011	2010

Current Assets
Cash and Cash Equivalents	$2,946,131	$4,630,722
Accounts Receivable, net	1,872,067	2,451,047
Prepaid Expenses	432,168	586,486
Deferred Tax Asset	661,645	541,442
Available for Sale Securities	31,027	0
Inventory	664,458	850,385

Total Current Assets	6,607,496	9,060,082

Other Assets	6,946	6,946
Deferred Tax Asset - Noncurrent	6,055,803	4,495,145

Oil And Gas Properties (Successful Efforts Basis)
Equipment and Fixtures	8,075,344	10,258,240

Total Assets	$20,745,589	$23,820,413

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

LIABILITIES AND STOCKHOLDERS' EQUITY

	2011	2010
Current Liabilities:
Accounts Payable and Accrued Expenses	$4,542,741	$5,235,166
Current Portion of Deferred Tax Liability	1,240	0
Deferred Revenue from Turnkey Drilling	4,879,853	3,866,319

Total Current Liabilities	9,423,834	9,101,485

Noncurrent Liabilities:
Asset Retirement Obligation	575,612	580,568
Long-Term Debt	2,750,000	3,200,000

Total Noncurrent Liabilities	3,325,612	3,780,568

Total Liabilities	12,749,446	12,882,053

Stockholders' Equity

Common Stock, No Par Value, 20,000,000 Shares Authorized; 10,823,050 and 10,307,350 Shares Issued, 10,790,431 and 10,274,731 Shares Outstanding, Respectively	28,298,228	27,246,740

Convertible Preferred Stock, Series AA, No Par Value, 147,500 Shares Authorized; 52,784 Shares Issued and Outstanding, Respectively	154,014	154,014
Accumulated (Deficit)	(20,911,762)	(16,807,424)
Accumulated Other Comprehensive Income (Loss)	3,035	0

Total Paid in Capital and Accumulated Deficit	7,543,515	10,593,330

Less Cost of Treasury Stock, 32,619 Shares	(179,376)	(179,376)
Paid in Capital, Treasury Stock	632,004	524,406

Total Stockholders' Equity	7,996,143	10,938,360

Total Liabilities and Stockholders' Equity	$20,745,589	$23,820,413

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

	2011	2010	2009
Revenues:
Sale of Oil and Gas	$4,879,397	$3,047,201	$2,800,557
Turnkey Drilling	5,933,065	7,868,273	5,061,804
Supervisory Fees and Other	858,586	682,966	763,224

Total Revenues	$11,671,048	$11,598,440	$8,625,585

Costs and Expenses:
General and Administrative	4,039,209	4,001,370	3,546,816
Turnkey Drilling & Development	3,523,372	2,560,068	2,146,904
Lease Operating	1,517,920	1,221,904	1,415,970
Lease Impairment	4,529,058	500,144	1,935,861
Geological and Geophysical	111,390	0	0
Inventory Write Down	258,043	0	0
Bad Debt Expense	86,294	43,153	255,478
Legal and Accounting	933,856	574,384	717,173
Marketing	713,495	621,531	810,147
Depreciation, Depletion and Amortization	2,362,065	919,355	989,716

Total Costs and Expenses	$18,074,702	$10,441,909	$11,818,065

Gain (Loss) on Sale of Assets	759,763	(3,310)	45,611

Income (Loss) from Operations	(5,643,891)	1,153,221	(3,146,869)

Other Income (Expense):
Interest Expense	(138,218)	(46,613)	(101,675)
Gain on sale of Marketable Securities	0	907,679	0

Income (Loss) Before Income Tax Expense	(5,782,109)	2,014,287	(3,248,544)
Income Tax Expense (Benefit)	(1,677,771)	706,259	(1,051,401)

Net Income (Loss)	$(4,104,338)	$1,308,028	$(2,197,143)

Basic Earnings Per Share:
Net Income (Loss) Available To Common Stock	$(0.39)	$0.13	$(0.24)

Diluted Earnings (Loss) Per Share	$(0.39)	$0.12	$(0.24)

Other Comprehensive Income
Unrealized Gain(Loss) on Equity Securities	$4,275	$(1,907,999)	$1,352,465
Less: Reclassification Adjustment for Losses (Gains) Included in Net Income	0	(907,679)	120,269

Other Comprehensive Income (Loss), before tax	4,275	(1,000,320)	1,232,196

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	1,240	(323,757)	415,580

Other Comprehensive Income (Loss), net of tax	3,035	(676,563)	816,616

Comprehensive Income (Loss)	$(4,101,303)	$631,465	$(1,380,527)

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

	Common Stock		Preferred Stock Series AA		Treasury Stock
	Shares Issued	Amount	Shares Outstanding	Amount	Shares Acquired	Amount	Paid in Capital Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2009	8,538,717	$23,355,926	52,784	$154,014	32,619	$(179,376)	$122,265	$(15,918,309)	$(140,053)	$7,394,467

Common Stock Private Placement	1,175,817	2,810,164	-	-	-	-	74,748	-	-	2,810,164

Common Stock Warrant Exercise	511,628	1,080,650	-	-	-	-	-	-	-	1,080,650

Conversion of Preferred AA	-	-	-	-	-	-	147,834	-	-	-

Directors’ Stock Option Grant	31,665	-	-	-	-	-	-	-	-	74,748

Stock Options Exercised	-	-	-	-	-	-	-	-	-	-

Employee Stock Award Adjustment	-	-	-	-	-	-	-	-	-	-

Directors’ Stock Grant	-	-	-	-	-	-	-	-	-	174,834

Available for Sale Securities – Unrealized Gain (Loss), net of tax	-	-	-	-	-	-	-	-	816,616	816,616

Net Loss								(2,197,143)		(2,197,143)

Balance, December 31, 2009	10,257,827	$27,246,740	52,784	$154,014	32,619	$(179,376)	$344,847	$(18,115,452)	$676,563	$10,127,336

Common Stock Private Placement	-	-	-	-	-	-	-	-	-	-

Common Stock Warrant Exercise	-	-	-	-	-	-	-	-	-	-

Directors’ Stock Option Grant	49,523	-	-	-	-	-	74,748	-	-	74,748

Directors’ Stock Grant	-	-	-	-	-	-	104,811	-	-	104,811

Available for Sale Securities – Unrealized Gain (Loss), net of tax	-	-	-	-	-	-	-	-	(676,563)	(676,563)

Net Income (Loss)								1,308,028		1,308,028

Balance, December 31, 2010	10,307,350	$27,246,740	52,784	$154,014	32,619	$(179,376)	$524,406	$(16,807,424)	$-	$10,938,360

Common Stock Warrant Exercise	468,928	$1,051,488	-	-	-	-	-	-	-	1,051,487

Directors’ Stock Options Grant	18,440	-	-	-	-	-	40,015	-	-	40,015

Directors’ Stock Grant	28,332	-	-	-	-	-	67,583	-	-	67,583

Available for Sale Securities – Unrealized Gain (Loss), net of tax	-	-	-	-	-	-	-	-	3,035	3,035

Net Income (Loss)	-	-	-	-				(4,104,338)		(4,104,339)

Balance, December 31, 2011	10,823,050	$28,298,228	52,784	$154,014	32,619	$(179,376)	$632,004	$(20,911,762)	$3,035	$7,996,143

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(4,104,338)	$1,308,028	$(2,197,143)
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities:
Depreciation, Depletion, and Amortization	2,362,065	919,355	989,716
Lease Impairment	4,529,058	500,144	1,935,861
(Gain) Loss on Sale of Assets	(759,763)	3,310	(165,880)
Realized (Gain) Loss on Equity Securities	0	(907,679)	120,269
Bad Debt Expense	86,294	43,153	255,478
Stock-Based Compensation, net of adjustments	107,598	179,559	222,582
Inventory Write Down	258,043	0	0
(Increase) Decrease in:
Accounts Receivable	492,686	(1,092)	1,001,971
Prepaid Expenses and Other Assets	82,202	251,229	1,368,094
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(724,133)	176,969	(5,120,590)
Deferred Revenues - DWI	1,013,534	(1,113,286)	973,805
Deferred Income Taxes	(1,680,861)	703,827	(268,532)

Net Cash (Used in) Provided by Operating Activities	1,662,385	2,063,517	(884,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures For Oil And Gas Properties and Other Capital Expenditures	(4,754,817)	(2,895,475)	(1,430,955)
Proceeds from Sale of Assets	806,353	14,719	134,482
Purchase of Equity Securities	0	(177,624)	(8,857)
Sale of Equity Securities	0	1,085,303	339,402

Net Cash Used in Investing Activities	(3,948,464)	(1,973,077)	(965,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Debt	700,000	9,020,000	7,443,764
Principal Payments on Long-Term Debt	(1,150,000)	(8,315,000)	(6,979,738)
Proceeds from Issuance of Common Stock	0	0	2,810,164
Exercise of Options and Warrants for Cash	1,051,488	0	1,080,650

Net Cash Provided by Financing Activities	601,488	705,000	4,354,840

Net Increase (Decrease) in Cash and Cash Equivalents	(1,684,591)	795,440	2,504,543

Cash & Cash Equivalents at Beginning of Year	4,630,722	3,835,282	1,330,739

Cash & Cash Equivalents at End of Year	$2,946,131	$4,630,722	$3,835,282

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash Paid for Interest	$138,793	38,439	99,467

Cash Paid for Taxes	$3,180	106,157	5,371
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING ACTIVITIES:

Conversion of accounts payable to long-term note payable	$0	0	55,000

Unrealized Gain (Loss) on Available-for-Sale Securities, net of tax effect	$3,035	$(676,563)	$816,616

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

Joint Ventures

The accompanying financial statements as of December 31, 2011 and 2010 include the accounts of Royale Energy and its proportionate share of the assets, liabilities and results of operations.  Royale Energy generally retains an ownership interest of approximately 50% in wells it drills with its joint venture projects.  Royale Energy is the operator of the majority of properties in which it has an ownership interest. In connection with the drilling and operation of wells, the Company receives industry standard COPAS fees, which are recorded as supervisory fee income.

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

Royale Energy recognizes revenues from the sale of natural gas in which the Company has an interest with other producers using the entitlements method of accounting.  Under this method we recognize revenue based on our entitled ownership percentage of sales of natural gas delivered to purchasers.  Gas imbalances occur when we sell more or less than our entitled ownership percentage of total natural gas production.  When we receive more than our entitled share, a liability is recorded.  Gas imbalances on our production at December 31, 2011, 2010 and 2009, were not significant.

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

Royale Energy performs a periodic review for impairment of proved properties on a field-by-field basis. Unamortized capital costs are measured on a field basis and are reduced to fair value if it is determined that the sum of expected future net cash flows are less than the net book value. Royale Energy determines if impairment has occurred through either adverse changes or as a result of its periodic review for impairment. Impairment is measured on a 10% discounted cash flows basis. Impairment losses of $4,529,058, $500,144, and $1,935,861, were recorded in 2011, 2010, and 2009 respectively.

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

In 2011, Royale Energy recorded an impairment of $4,516,098 in fields where year end reserve values no longer supported net book values of the related wells in those fields.  Royale had impairments in its Lone Star and Bowerbank fields in the amounts of $3,776,385, and $28,566, respectively.  The impairments were the result of natural declines and lower natural gas prices. Additionally, an impairment of $710,124 was recognized for our Moon Ridge field in Utah, where recently reduced gas prices and an reevaluation of the reservoir significantly lowered proved reserves than originally estimated. Moreover, 2011 impairments also include impairments of nonviable geological lease and land costs of $12,959.

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

Inventory

Inventory consists of well supplies and spare parts and is carried at lower of cost or market. During 2011, we had a write down of $258,043 on certain oil and gas pipeline inventory to its estimated current market value.

Accounts Receivable

The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged to earnings.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  At December 31, 2011 and 2010, net accounts receivable was $1,872,067 and $2,451,047 respectively. At December 31, 2011 and 2010, the Company established an allowance for uncollectable accounts of $671,109 and $736,639, respectively for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Year Ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net loss available to common stock	$(4,104,338)	10,655,258	$(0.39)

Cumulative effect of accounting change	-	-	-

Diluted Earnings Per Share:
Effect of dilutive securities and stock options

Net loss available to common stock	$(4,104,338)	10,655,258	$(0.39)

	For the Year Ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$1,308,028	10,245,033	$0.13

Cumulative effect of accounting change	-	-	-

Diluted Earnings Per Share:
Effect of dilutive securities and stock options		850,613	$(0.01)

Net income available to common stock	$1,308,028	11,095,646	$0.12

	For the Year Ended December 31, 2009
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net loss available to common stock	$(2,197,143)	8,974,786	$(0.24)

Cumulative effect of accounting change

Diluted Earnings Per Share:
Effect of dilutive securities and stock options

Net loss available to common stock	$(2,197,143)	8,974,786	$(0.24)

For the years ended December 31, 2011, and 2009, Royale Energy had dilutive securities of 842,859 and 724,231 respectively.  These securities were not included in the dilutive earnings per share due to their anti-dilutive nature.

Stock Based Compensation

Royale Energy has a stock-based employee compensation plan, which is more fully described in Note 13.  Effective January 1, 2006, the Company adopted the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock-based awards, consistent with that used for pro forma disclosures under the Topic. In July 2009, the Board of Directors granted a total of 17,858 shares of common stock to two directors as compensation for their joint and several guarantee of letter of credit on behalf of the Company.  The shares vested immediately, but the delivery of the stock certificates was completed in January 2010.

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

At December 31, 2011, Royale Energy reported the fair value of $31,027 in available for sale securities.  The fair value was determined using the number of shares owned as of December 31, 2011, multiplied by the market price of those securities on December 31, 2011.
The table below summarizes Royale’s fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall.  At December 31, 2011, Royale Energy quoted prices in active markets for identical assets when determining the fair value measurements at the reporting date.

Description	12/31/2011	Level 1	12/31/2010	Level 1
Available for Sale Securities	$31,027	$31,027	$0.00	$0.00

Treasury Stock

The Company records acquisition of its capital stock for treasury at cost. Differences between proceeds for reissuance of treasury stock and average cost are charged to retained earnings or credited thereto to the extent of prior charges and thereafter to capital in excess of par value.

Recently Issued Accounting Pronouncements

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the year ended December 31, 2011, and have determined that the updates are not applicable to the Company.
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

NOTE 2 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31:

	2011	2010
Oil and Gas

Producing properties, including intangible drilling costs	$23,684,049	$25,637,549
Undeveloped properties	994,687	512,573
Lease and well equipment	10,284,314	9,750,303
	34,963,050	35,900,425
Accumulated depletion, depreciation and amortization	(27,553,222)	(26,333,243)

	7,409,827	$9,567,182

	2011	2010
Commercial and Other

Real estate, including furniture and fixtures	$502,344	$502,344
Vehicles	151,669	158,250
Furniture and equipment	1,307,299	1,285,744
	1,961,312	1,946,338
Accumulated depreciation	(1,295,796)	(1,255,280)

	665,516	691,058

	$8,075,344	10,258,240

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

	2011	2010

Acquisition - Proved	$145,746	37,509
Acquisition- Unproved	$33,749	137,846
Development	$6,493,013	1,379,906
Exploration	$538,247	3,335,778

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

	12 Months Ended December 31,
	2011	2010
Beginning balance at January 1	$0	$0

Additions to capitalized exploratory well costs pending the determination of proved reserves	$0	$1,408,905

Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	$0	$(1,408,905)

Ending balance at December 31	$0	$0

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the three years ended December 31, are as follows:

	2011	2010	2009

Oil and gas sales	$4,879,397	3,047,201	$2,800,557
Production related costs	(1,517,920)	(1,221,904)	(1,415,970)
Lease Impairment	(4,529,058)	(500,144)	(1,935,861)
Depreciation, depletion and amortization	(2,362,065)	(919,355)	(989,716)

Results of operations from producing and
exploration activities	$(3,529,646)	405,798	$(1,540,990)
Income Taxes (Benefit)	(1,024,183)	142,283	(498,746)

Net Results	$(2,505,463)	263,515	$(1,042,244)

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

	2011	2010
Asset retirement obligation Beginning of the year
	$580,568	$514,361
Liabilities incurred during the period	21,173	21,407
Settlements	(24,690)	(6,017)
Accretion expense	9,266	36,154
Revisions in estimated cash flow	(10,705)	14,663

Asset retirement obligation End of year	$575,612	$580,568

NOTE 4 - TURNKEY DRILLING CONTRACTS

Royale Energy receives funds under turnkey drilling contracts, which require Royale Energy to drill oil and gas wells within a reasonable time period from the date of receipt of the funds.  As of December 31, 2011 and 2010 Royale Energy had recorded deferred turnkey drilling associated with undrilled wells of $4,879,853 and $3,866,319, respectively, as a current liability.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for 2011, 2010 and 2009:

	Oil and Gas Producing and Exploration	Turnkey Drilling Services	Total
Year Ended December 31, 2011
Revenues from External Customers	$4,879,397	$5,933,065	$10,812,462

Supervisory Fees	834,372	-	834,372

Interest Revenue	-	24,214	24,214

Interest Expense	69,109	69,109	138,218

Operating Expenses for Segment Assets	4,821,462	6,362,117	11,183,579

Depreciation, Depletion, and Amortization	2,243,962	118,103	2,362,065

Lease Impairment	2,264,529	2,264,529	4,529,058

Gain on Sale of Assets	759,763	-	759,763

Income Tax (Benefit)	(848,889)	(828,882)	(1,677,771)

Total Assets	19,708,310	1,037,279	20,745,589

Net Income (Loss)	$(2,076,641)	(2,027,697)	(4,104,338)

Year Ended December 31, 2010
Revenues from External Customers	$3,047,201	$7,868,273	$10,915,474

Supervisory Fees	670,569	-	670,569

Interest Revenue	-	12,397	12,397

Interest Expense	23,307	23,306	46,613

Operating Expenses for Segment Assets	3,921,599	5,100,811	9,022,410

Depreciation, Depletion, and Amortization	873,387	45,968	919,355

Lease Impairment	250,072	250,072	500,144

Gain on Sale of Assets	(3,310)	-	(3,310)

Gain on Marketable Securities	-	907,679	907,679

Income Tax (Benefit)	(474,713)	1,180,972	706,259

Total Assets	22,629,392	1,191,021	23,820,413

Net Income (Loss)	$(879,192)	$2,187,220	$1,308,028

Year Ended December 31, 2009
Revenues from External Customers	$2,800,557	$5,061,804	$7,862,361

Supervisory Fees	750,632	-	750,632

Interest Revenue	-	12,592	12,592

Interest Expense	50,838	50,837	101,675

Expenditures for Segment Assets	3,931,723	4,960,765	8,892,488

Depreciation, Depletion, and Amortization	940,230	49,486	989,716

Lease Impairment	967,931	967,930	1,935,861

Gain (Loss) on Sale of Assets	45,611	-	45,611

Income Tax (Benefit)	(742,435)	(308,966)	(1,051,401)

Total Assets	22,386,240	1,178,223	23,564,463

Net Income (Loss)	$(1,551,487)	$(645,656)	$(2,197,143)

NOTE 6 - LONG-TERM DEBT

	2011	2010
Revolving line of credit secured by oil and gas properties, with a maximum available of $14,250,000 at December 31, 2011, issued by Texas Capital Bank, N.A. for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes.  The agreement was entered into on February 13, 2009.  Interest is at Texas Capital Bank’s “Base Rate” plus 1.00% with an “Adjusted Base Rate” of 5.00%, resulting in a rate of 5.00% at December 31, 2011 and 2010, payable monthly with borrowing base reductions of $100,000 commencing on January 1, 2011.  As part of this agreement, Texas Capital Bank has issued letters of credit in the amount of $750,000 on behalf of the Company to various agencies.  All unpaid principal and interest is payable at maturity on February 13, 2013.  At December 31, 2011, Royale’s borrowing base with Texas Capital Bank was $2,750,000.
	$2,750,000	$3,200,000

Total Long Term Debt	$2,750,000	$3,200,000

Less Current Maturity		$-

Long Term Debt Less Current Portion	$2,750,000	$3,200,000

Significant covenants under the terms of the Texas Capital Bank, Inc. line of credit agreement include that the Company will have a tangible net worth not less than $5,424,014 as of December 31, 2008, plus 75% of positive quarterly net income thereafter, a interest coverage ratio not less than 3.00:1, and a bank defined current ratio not less than 1:1. The Company was in compliance with, or had obtained a waiver from, the terms of this agreement at December 31, 2011.

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

Maturities of long-term debt for years subsequent to December 31, 2011, are as follows:

Year Ended December 31,
2012	$-
2013	$2,750,000
2014	$-

$2,750,000

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

Significant components of the Company’s deferred assets and liabilities at December 31, 2011, 2010 and 2009, respectively, are as follows:

	2011	2010
Deferred Tax Assets (Liabilities):
Statutory Depletion Carry Forward	$839,572	$906,804
Net Operating Loss	2,145,035	1,852,370
Other	375,881	232,909
Share-Based Compensation	42,321	0
Mark to Market Securities	(1,240)	0
Capital Loss / AMT Credit Carry Forward	76,410	76,410
Charitable Contributions Carry Forward	14,416	33,553
Allowance for Doubtful Accounts	263,933	288,768
Oil and Gas Properties and Fixed Assets	3,799,419	1,943,967
	$7,557,020	$5,334,781
Valuation Allowance	(839,572)	298,194
Net Deferred Tax Asset (Liability)	$6,716,208	$5,036,587

Deferred Tax Assets:
Current	$661,645	$541,442
Non-current	6,055,803	4,495,145
Deferred Tax Liabilities:
Current	(1,240)	-
Non-current		-
Net Deferred Tax Asset (Liability)	$6,716,208	$5,036,587

The Company had statutory percentage depletion carry forwards of approximately $2,100,000 at December 31, 2011.  The depletion has no expiration date.  The Company also has a net operating loss carry forward of approximately $5,200,000 at December 31, 2011.  The first portion of Royale’s net operating loss, $1,100,000, will expire in 2027, $1,600,000 will expire in 2028, $1,500,000 will expire in 2029, $300,000 will expire in 2030 with the remaining portion, $700,000, expiring in 2031.

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the statutory income tax rates at December 31, 2011, 2010 and 2009, respectively, to pretax income is as follows:

	2011	2010	2009

Tax (benefit) computed at statutory rate of 34%	$(1,965,918)	$684,858	$(1,104,505)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other	(256,173)	20,393	(234,255)
Other non deductible expenses	2,942	1,008	(10,835)
Change in valuation allowance	541,378	-	298,194
Provision (benefit)	$(1,677,771)	$706,259	$(1,051,401)

Effective Tax Rate	29.0%	35.1%	32.4%

The components of the Company’s tax provision are as follows:

	2011	2010	2009

Current tax provision (benefit) – federal	$-	-	$(792,344)
Current tax provision (benefit) – state	3,090	2,432	8,667
Deferred tax provision (benefit) – federal	(1,361,898)	686,328	(159,435)
Deferred tax provision (benefit) – state	(318,963)	17,499	(108,289)

Total provision (benefit)	$(1,677,771)	706,259	$(1,051,401)

In January 2007, Royale adopted additional provisions from the Income Taxes Topic of the FASB Accounting Standards Codification, which clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  As a result of our implementation of the Topic at the time of adoption and at December 31, 2011, the Company did not recognize a liability for uncertain tax positions.  Currently, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our consolidated balance sheets. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The tax years 2008 through 2010 remain open to examination by the taxing jurisdictions in which we file income tax returns.

NOTE 8 - SERIES AA PREFERRED STOCK

In April 1992, Royale Energy's Board of Directors authorized the sale of Series AA Convertible Preferred Stock.  Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to Series A Convertible Preferred Stockholders.  The Series AA Convertible Preferred Stock does not have the right of redemption at the stockholders' option.     During the years ending December 31, 2011, 2010 and 2009, there were no conversions of Series AA Preferred stock, and as of December 31, 2011, 2010 and 2009 there were 52,784 shares of Series AA Preferred stock issued and outstanding.

NOTE 9 - COMMON STOCK

In June 2008, Royale Energy entered into a Securities Purchase Agreement with Cranshire Capital, L.P. to issue and sell 547,945 shares of its common stock in exchange for approximately $4,000,000 (i.e. $7.30 per share). As part of the agreement, Cranshire was also issued a warrant to acquire additional shares of its common stock.  The warrant, which expires on June 10, 2013, is exercisable for an aggregate of 191,781 shares at an exercise price of $7.30 per share.  The $7.30 per share price was negotiated as a 15% discount from the 10 day dollar volume weighted average price of the Company’s Common Stock on the NASDAQ Global Market.  In conjunction with the August 2009 agreement (see below) the price of these share were adjusted to an exercise price of $1.99 per share.  In March 2011, warrants were exercised for 71,918 shares of the Company’s common stock for approximately $143,117 ($1.99 per share).  The net proceeds from the private placement and warrant exercise went towards general corporate purposes, including the acquisition of oil and natural gas properties for future development.

On August 4, 2009, Royale Energy, Inc., entered into a Securities Purchase Agreement with Cranshire Capital, L.P. The terms of the agreement include the sale of 552,764 shares of common stock at $1.99 per share. The warrants include: (i) Series A Warrants, which are immediately exercisable for a period of 5 years into 329,850 shares at $2.19 per share; (ii) Series A-1 Warrants, which are exercisable beginning February 6, 2010 for a period of 5 years into 1,808 shares at $2.19 per share, (iii) Series B Warrants, which are immediately exercisable for a period of up to 1 year into 511,628 shares at $2.15 per share and (iv) Series C Warrants, which are immediately exercisable for a period of 5 years into 306,977 shares at $2.19 per share but only to the extent that the Series B Warrants are exercised and only in the same percentage that the Series B Warrants are exercised. All of such warrants contain customary adjustments for corporate events such as reorganizations, splits, dividends, and the exercise prices of all such warrants are subject to weighted-average anti-dilution adjustments in the event of additional issuances of common stock below the exercise price then in effect. The exercise price of the Series B Warrants is also subject to increases if the market price of the common stock equals or exceeds $2.40, in which case the exercise price of such Series B warrant will be increased to 90% of the closing sale price of the common stock on the trading day immediately preceding the date of exercise thereof. The Company will also provide customary registration rights in connection with the transaction.  In  September and October 2009, the Series B warrants were exercised for 511,628 shares of Royale Energy common stock.  The net proceeds received for the shares, $1,080,650, were used for general working capital purposes.  During March and April 2011, the Series A warrants were exercised for 329,850 shares of Royale Energy common stock.  The net proceeds received for the shares, approximately $722,372, were used for general working capital purposes.  During February and March 2011, in a separate exercise, warrants were exercised for 67,160 of the Company’s common stock.  The net proceeds of approximately $185,999 were used for general working capital purposes.

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

NOTE 10 - OPERATING LEASES

Royale Energy occupies office space through the use of two leases, one for their office in San Diego, CA and one for an office and yard in Woodland, CA.  The San Diego lease is under a 120 month noncancellable lease contract, which expires in July 2015. The San Diego lease calls for monthly payments ranging from $27,010 to $35,271, and the Woodland lease calls for monthly payments of $900.  Future minimum lease obligations as of December 31, 2011 are as follows:

Year Ended
December 31,

2012	$391,692
2013	$403,873
2014	$415,842
2015	$246,900
Thereafter	$-

Total	$1,458,307

Rental expense for the years ended December 31, 2011, 2010, and 2009, was $371,520, $371,520 and $371,520, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

Donald H. Hosmer, Royale Energy’s co-president and co-chief executive officer owns 8.59% of Royale Energy common stock. Donald H. Hosmer is the brother of Stephen M. Hosmer, and son of Harry E. Hosmer.

Stephen M. Hosmer, Royale Energy’s co-president, co-chief executive officer and chief financial officer, owns 11.64% of Royale Energy common stock.  Stephen M. Hosmer is the brother of Donald H. Hosmer and son of Harry E. Hosmer.

Harry E. Hosmer, Royale Energy's former president and former chief executive officer, owns 6.28% of Royale Energy common stock. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer.  Donald H. Hosmer and Stephen M. Hosmer are also officers and directors of Royale Energy.

The Board of Directors adopted a policy in 1989 that permits directors and officers of the Company to purchase from the Company, at the Company’s actual costs, up to one percent of a fractional interest in any well to be drilled by the Company. Current and former officers and directors were billed $23,010, $15,387 and $20,484 for their interests for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 12 - STOCK COMPENSATION PLAN

During the March 23, 2008 Board of Directors meeting, directors and executive officers of Royale Energy were each granted 45,000 options, a total of 360,000 options, to purchase common stock at an exercise or base price of $3.50 per share.  These options  vested in three parts; the first 120,000vested March 31, 2008, the next 120,000 vested on March 31, 2009, and the remaining vested on March 31, 2010.  The options were granted for a legal life of four years with a service period of three years.  Royale Energy recorded compensation expense of $74,748 in 2009 and 2010 relating to these options. The total income tax benefit recognized in the income statement for these option arrangements was $24,218 in 2009 and $26,209 in 2010.

During the Board of Directors meeting held in December 2010, directors and executive officers of Royale Energy were each granted 50,000 stock options, a total of 400,000 options, to purchase common stock at an exercise or base price of $3.25 per share.  These options are to vest in two parts; the first 200,000 options vested on January 1, 2011; the remaining 200,000 options vested on January 1, 2012.  The options were granted with a legal life of five years, and a service period of two years beginning January 1, 2011.  During 2011, Royale recognized compensation costs of $40,015 and a tax benefit of $11,611 relating to this option grant.

The fair value of the options was calculated using the Black-Scholes option pricing method.  Since, at the time of option grant, there was currently no market for options of Royale’s common stock, expected volatilities are based on historical volatility of the Company’s stock and other factors.  Royale Energy uses historical data to estimate option exercise and board member turnover within the valuation model.  The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Options	2011	2010	2009

Expected volatility	20.84%	-	-

Weighted-average volatility	20.84%	-	-

Expected dividends	-	-	-

Expected term (months)	60	-	-

Risk-free rate	2.1%	-	-

A summary of the status of Royale Energy's stock option plan as of December 31, 2011, 2010 and 2009, and changes during the years ending on those dates is presented below:

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options
Outstanding at Beginning of Year	320,000	$3.50	320,000	$3.50	320,000	$3.50
Granted	400,000	$3.25	-		-
Exercised	(45,000)	$3.44	-		-
Expired or Ineligible	-		-		-

Outstanding at End of Year	675,000	$3.36	320,000	$3.50	320,000	$3.50

Options Exercisable at Year End	475,000	$3.40	320,000	$3.50	200,000	$3.50

Weighted-average Fair Value of Options
Granted During the Year	$0.21		-		-

The weighted-average grant-date fair value of options granted during 2011 was $0.21 per share, and the fair value of the options vested in 2011 was $40,015.  The total intrinsic value of options exercised during 2011 was $112,050.  At December 31, 2009 and 2010, Royale Energy’s stock price was less than the weighted average exercise price, and as such the outstanding and exercisable stock options had no intrinsic value.  However, at December 31, 2011, Royale’s stock price was $4.58 creating an intrinsic value of $823,500 and $560,500 for the options outstanding and exercisable at year end, respectively.   These stock options have a weighted-average remaining contractual term of 2 years 5 months as of December 31, 2011.  The fair value of the options vested in 2009 and 2010 was $74,748 for each year.

In November 2008, the Board of Directors granted the directors and executive officers of Royale Energy 95,000 shares of restricted common stock.  The number of granted shares will double to 190,000 shares of common stock if Royale’s stock price reaches $15 a share during the period.  The grant is to be vested in three parts.  Each part of 31,665 shares vested on November 30, 2009, 2010, and 2011.  During 2009, Royale recognized $110,332 in compensation expense resulting in a $35,748 tax benefit relating to this stock grant.  Compensation expense of $104,811 along with a tax benefit relating to this stock grant of $36,749 was recognized by the Company during 2010.  Royale recognized share-based compensation of $67,583 and $19,610 as a tax benefit for this stock grant in the year ended December 31, 2011.

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

A summary of the status of Royale Energy's restricted stock grant plans as of December 31, 2011, 2010 and 2009, and changes during the years ending on those dates is presented below:

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested Shares
Non-vested at Beginning of Year	31,670	$3.31	63,335	$3.31	95,000	$3.31
Granted	-		-		17,858	$2.10
Reinstated	-		-		-
Vested	31,670	$3.31	31,665	$3.31	49,523	$2.87
Expired or Ineligible	-		-		-

Non-vested at End of Year	-		31,670	$3.31	63,335	$3.31

As of December 31, 2011, there was no unrecognized compensation cost related to non-vested share based compensation arrangements granted.

NOTE 13 - SIMPLE IRA PLAN

In April 1998, the Company established a Simple IRA pension plan covering all employees. The Company will contribute a matching contribution to each eligible employee’s Simple IRA equal to the employee’s salary reduction contributions up to a limit of 3% of the employee’s compensation for the year. The employer contribution for the years ending December 31, 2011, 2010, and 2009 were $60,366, $48,363 and $39,768, respectively.

NOTE 14 - ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the continuing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy's business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance and remediation costs in 2011, 2010 or 2009.

Royale Energy is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of Royale Energy.

NOTE 15 - CONCENTRATIONS OF CREDIT RISK

The Company bids its gas sales on a month to month basis and generally sells to a single customer without commitment to future gas sales to any particular customer. The Company normally sells approximately 88% of its monthly natural gas production to one customer on a month to month basis.  Since we are able to sell our natural gas to other readily available customers, the loss of any one customer would not have an adverse affect on our overall sales operations.

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution for our interest bearing accounts in the years ended December 31, 2011, and 2010.  At December 31, 2010, and 2011, the Company’s non-interest bearing accounts were fully insured by the FDIC.   At December 31, 2011 and 2010, cash in banks exceeded the FDIC limits by approximately $2.4 million and $3.7 million, respectively. The Company has not experienced any losses on deposits.

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2011
Revenues	2,835,156	3,476,645	2,474,228	2,885,019	11,671,048
Operating income (loss)	160,201	440,338	(592,506)	(5,651,925)	(5,643,892)
Net income (loss)	76,853	259,347	(410,233)	(4,030,306)	(4,104,339)
Earnings (loss) per share
Diluted	$0.01	$0.02	$(0.04)	$(0.59)	$(0.39)
Basic	$0.01	$0.02	$(0.04)	$(0.53)	$(0.39)

2010
Revenues	$1,648,979	$4,115,187	$2,435,856	$3,398,417	$11,598,440
Operating income (loss)	(586,995)	1,552,109	(294,918)	483,024	1,153,221
Net income (loss)	(372,515)	1,075,394	276,200	328,949	1,308,028
Earnings (loss) per share
Diluted	$(0.04)	$0.10	$0.02	$0.03	$0.12
Basic	$(0.04)	$0.11	$0.03	$0.03	$0.13

Annual Earnings (loss) per share may not equal the sum of the four quarterly amounts due to rounding.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

National Fuel Corporation (“NFC”) v. Royale Energy, Inc., No. 080800735, Uintah County, Utah. NFC filed this lawsuit seeking to remove Royale as operator of the property in which Royale is the 75% record owner and operator and NFC is a non-operator with a 25% ownership.  Trial was held on October 18-21, 2011, at which Royale defended itself vigorously.  On February 2, 2012, the Court issued its ruling, denying NFC’s request to remove Royale as operator.  A proposed judgement has been submitted to the Court, and we are awaiting entry of the judgement  It is uncertain if NFC will appeal this ruling.

Douglas Jones v. Royale Energy, Inc., et.al.
On July 1, 2010, Douglas Jones filed a lawsuit against the Company in the Circuit Court, 17th Judicial District, Broward County, Florida.  Mr. Jones was an independent contractor handling certain aspects of sales for the Company prior to July 2, 2008.  He asserts that he is entitled to an unspecified amount for commissions and expenses.  The Company denies that any money is owed to Mr. Jones, and intends to defend the lawsuit vigorously.  On August 16, 2010, the Company filed a motion to dismiss the lawsuit for lack of jurisdiction in the Florida courts.  . The Court has set the motion to dismiss for hearing on March 15, 2012.  If the case is not dismissed on the jurisdictional motion, Royale intends to answer the complaint and oppose the lawsuit vigorously.

NOTE 18 - SUBSEQUENT EVENTS

On February 17, 2012, the Company  entered into a Sales Agreement (the “Sales Agreement”) with C. K. Cooper & Company, Inc. (“CKCC”), under which the Company may issue and sell shares of its common stock for consideration of up to $10,000,000, from time to time in an at the market equity offering program with CKCC acting as the Company’s sales agent (the “Offering”).

Sales of  common stock if any, under the program will depend upon market conditions and other factors to be determined by the Company and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Capital Market, on any other existing trading market for the common stock or to or through a market maker. The Company has no obligation to sell any common shares in the program and may at any time suspend solicitation and offers under the program or terminate the program. The Company will pay CKCC a commission equal to 3.5% of the gross sales price of any such shares sold, through it as sales agent, as set forth in the Sales Agreement. The Company has also agreed to reimburse CKCC for certain expenses incurred in connection with entering into the Sales Agreement and has provided CKCC with customary indemnification rights.

The Form S-3 that was filed on December 14, 2011 became effective on February 14, 2012.

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

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent petroleum engineering consultants Netherland, Sewell & Associates, Inc. and Source Energy, LLC, the net reserve value of its proved developed and undeveloped reserves was approximately $10.3 million at December 31, 2011, based on natural gas prices ranging from $3.90 per MCF to $4.35 per MCF as applied on a field-by-field basis.  Source Energy, LLC supplied reserve value estimates for Royale Energy’s Utah properties, and Netherland, Sewell & Associates, Inc. provided reserve information for the Company’s California, Texas, Oklahoma, and Louisiana properties. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures.  These estimates do not include probable or possible reserves.

The technical persons responsible for preparing the reserves estimates presented in the report of Netherland, Sewell & Associates, Inc., meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.  Netherland, Sewell & Associates, Inc. is a firm of independent petroleum engineers, geologists, geophysicists, and petrophysicists; and do not own an interest in our properties and are not employed on a contingent basis.  All activities and reports performed and completed by Netherland, Sewell & Associates, Inc. with regards to our reserve valuation estimates are managed and reviewed by Royale’s Chief Geologist and Vice President of Exploration.  This person earned a Ph.D. in geosciences from the University of Sheffield, England, and has over 30 years of experience in the petroleum exploration industry.  After our Chief Geologist and Vice President of Exploration completes his review and analysis of the estimates from Netherland, Sewell & Associates, the estimates are reviewed again by Royale’s Co-CEO, Co-President, and CFO.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2011, 2010 and 2009 and changes in such quantities during each of the years then ended, were as follows:

	2011		2010		2009

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed and undeveloped reserves:
Beginning of period	16,830	5,733,873	15,834	4,617,794	24,635	3,376,568
Revisions of previous estimates	2,205	(1,044,000)	7,501	(529,045)	(437)	(409,158)
Production	(2,264)	(1,144,469)	(6,505)	(603,206)	(8,364)	(575,995)
Extensions, discoveries and improved recovery		1,024,446		2,248,330	-	2,226,380
Purchase of minerals in place
Sales of minerals in place	(11,871)

Proved reserves end of period	4,900	4,569,850	16,830	5,733,873	15,834	4,617,794

	2011		2010		2009

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed reserves:

Beginning of period	16,830	5,041,179	15,834	4,562,598	24,635	3,184,966

End of period	4,900	4,174,050	16,830	5,041,179	15,834	4,562,598

	2011		2010		2009

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved undeveloped reserves:

Beginning of period	-	692,694	-	55,196	-	191,602

End of period	-	395,800	-	692,694	-	55,196

For December 31, 2011, extensions, discoveries and improved recovery came to 1,024,446 MCF which was added as a result of drilling three new developmental wells in 2011.  These consisted of 127,846 MCF of proved developed producing reserves on one location and 896,600 MCF of proved developed non-producing reserves on three locations.  Another location which had 300,683 MCF in proved undeveloped reserves at December 31, 2010, was drilled and began producing in 2011, was revised downward 270,560 MCF at December 31, 2011.  Another location, carried over from December 31, 2010, was not drilled in 2011, has 395,800 MCF in proved undeveloped reserves.

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The standardized measure of discounted future net cash flows is presented below for the three years ended December 31, 2011.

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

2012	$821,910
2013	74,500
2014	15,200
Thereafter	269,400

Total	$1,181,010

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

	2011	2010	2009

Future cash inflows	$19,133,280	25.605,730	$17,684,460
Future production costs	(7,698,630)	(7,846,720)	(6,013,780)
Future development costs	(1,181,010)	(2,050,710)	(372,190)
Future income tax expense	(3,076,065)	(4,712,490)	(3,389,547)

Future net cash flows	7,177,575	10,995,810	7,908,943

10% annual discount for estimated timing of cash flows	(1,619,267)	(2,305,989)	(1,647,010)

Standardized measure of discounted future net cash flows	$5,558,308	8,689,821	$6,261,933

Sales of oil and gas produced, net of production costs	$(1,130,540)	(1,135,411)	$(957,988)

Revisions of previous quantity estimates	(4,115,420)	(119,357)	(4,006,942)
Net changes in prices and production costs	(1,068,427)	(961,284)	815,884
Sales of minerals in place	(307,644)	-	-
Purchases of minerals in place	-	-	-

Extensions, discoveries and improved recovery	1,459,973	4,586,632	3,806,933
Accretion of discount	688,468	1,097,831	764,641

Net change in income tax	1,342,077	(1,040,523)	(126,759)

Net increase (decrease)	$(3,131,513)	2,427,888	$295,769

Future Development Costs

In order to realize future revenues from our proved reserves estimated in our reserve report, it will be necessary to incur future costs to develop and produce the proved reserves.  The following table estimates the costs to develop and produce our proved reserves in the years 2012 through 2014.

Future development cost of:	2012	2013	2014
Proved developed reserves	$-	$-	$-
Proved non-producing reserves	71,810	74,500	15,200
Proved undeveloped reserves	750,100	-	-

Total	$821,910	$74,500	$15,200

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

2011	$1,560,735
2010	$0
2009	$0