Form 10-Q
period 2012-03-31
ROYALE ENERGY INC
filed 2012-05-15
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☐    No  ☒

At March 31, 2012, a total of 10,995,149 shares of registrant’s common stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$3,090,907	$2,946,131
Accounts Receivable, net	1,601,348	1,872,067
Prepaid Expenses	392,770	432,168
Deferred Tax Asset	661,645	661,645
Available for Sale Securities	32,699	31,027
Inventory	601,714	664,458

Total Current Assets	6,381,083	6,607,496

Other Assets	6,946	6,946
Deferred Tax Asset-Noncurrent	6,541,634	6,055,803

Oil and Gas Properties, at cost, (successful efforts basis), Equipment and Fixtures	8,057,773	8,075,344

Total Assets	$20,987,436	$20,745,589

See notes to unaudited financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$4,824,173	$4,542,741
Current Portion of Long-Term Debt	2,350,000	0
Current Portion of Deferred Tax Liability	1,726	1,240
Deferred Revenue from Turnkey Drilling	5,828,910	4,879,853

Total Current Liabilities	13,004,809	9,423,834

Noncurrent Liabilities:
Asset Retirement Obligation	578,404	575,612
Long-Term Debt, Net of Current Portion	0	2,750,000

Total Noncurrent Liabilities	578,404	3,325,612

Total Liabilities	13,583,213	12,749,446

Stockholders' Equity:
Common Stock, no par value, authorized 20,000,000 shares, 11,027,768 and 10,823,050 shares issued; 10,995,149 and 10,790,431 shares outstanding, respectively	28,884,066	28,298,228
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 52,784 and 52,784 shares issued and outstanding, respectively	154,014	154,014
Accumulated (Deficit)	(22,100,521)	(20,911,762)
Accumulated Other Comprehensive Income	4,221	3,035

Total Paid in Capital and Accumulated Deficit	6,941,780	7,543,515
Less Cost of Treasury Stock 32,619 and 32,619 shares	(179,376)	(179,376)
Additional Paid in Capital	641,819	632,004

Total Stockholders' Equity	7,404,223	7,996,143

Total Liabilities and Stockholders' Equity	$20,987,436	$20,745,589

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2012 AND 2011

	2012	2011
	(Unaudited)	(Unaudited)
Revenues:
Sale of Oil and Gas	$496,894	$1,437,559
Turnkey drilling	250,882	1,195,871
Supervisory Fees and Other	204,684	201,726

Total Revenues	952,460	2,835,156

Costs and Expenses:
General and Administrative	1,019,952	1,047,794
Turnkey Drilling and Development	70,400	951,014
Lease Operating	295,510	306,108
Geological and Geophysical Expense	359,029	41,909
Inventory Write Down	62,744	0
Legal and Accounting	270,303	403,211
Marketing	154,219	180,604
Depreciation, Depletion and Amortization	363,462	529,447

Total Costs and Expenses	2,595,619	3,460,087

Gain on Sale of Assets	1,307	785,132

Income (Loss) From Operations	(1,641,852)	160,201
Other Income (Expense):
Interest Expense	(32,738)	(38,218)

Income (Loss) Before Income Tax Expense	(1,674,590)	121,983
Income tax provision (Benefit)	(485,831)	45,130

Net Income (Loss)	$(1,188,759)	$76,853

Basic Earnings (Loss) Per Share	$(0.11)	$0.01

Diluted Earnings (Loss) Per Share	$(0.11)	$0.01

Other Comprehensive Income
Unrealized Loss on Equity Securities	$1,672	$0
Less: Reclassification Adjustment for Gains Included in Net Income	0	0

Other Comprehensive Loss, before tax
Income Tax Benefit Related to Items of Other Comprehensive Income	485	0

Other Comprehensive Loss, net of tax	1,187	0

Comprehensive Income (Loss)	$(1,187,572)	$76,853

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,188,759)	$76,853

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation, Depletion and Amortization	363,462	529,447
(Gain) Loss on Sale of Assets	(1,307)	(785,132)
Inventory Write Down	62,744	0
Stock-Based Compensation, net of adjustments	9,815	36,773
Decrease (Increase) in:
Accounts Receivable	270,719	(1,291,908)
Prepaid Expenses and Other Assets	39,398	190,803
Increase (Decrease) in:
Accounts Payable and Accrued expenses	284,224	1,061,278
Deferred Revenues - DWI	949,057	597,288
Deferred Income Tax expense (benefit)	(485,831)	45,130

Net Cash Provided by Operating Activities	303,522	460,532

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(345,891)	(1,591,907)
Proceeds from Sale of Assets	1,307	225,000

Net Cash Used by Investing Activities	(344,584)	(1,366,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	0	100,000
Principal Payments on Long-Term Debt	(400,000)	(400,000)
Proceeds from Stock Option and Warrant Exercises	299,499	613,231
Proceeds from Sale of Common Stock	286,339	0

Net Cash Provided by Financing Activities	185,838	313,231

Net Increase (Decrease) in Cash and Cash Equivalents	144,776	(593,144)

Cash at Beginning of Year	$2,946,131	$4,630,722

Cash at End of Period	$3,090,907	$4,037,578

Cash Paid for Interest	$32,738	$38,793

Cash Paid for Taxes	$800	$2,522

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

NOTE 2 – EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Three Months ended March 31, 2012
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net loss available to common stock	$(1,188,759)	10,846,102	$(0.11)

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net loss available to common stock	$(1,188,759)	10,846,102	$(0.11)

	For the Three Months ended March 31, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$76,853	10,336,255	$0.01

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	0	823,659	0.00

Net income available to common stock	$76,853	11,159,914	$0.01

For the three months ended March 31, 2012, Royale Energy had dilutive securities of 652,738.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	March 31, 2012	December 31, 2011
Oil and Gas
Producing properties, including drilling costs	$23,703,905	$23,684,049
Undeveloped properties	1,347,266	994,687
Lease and well equipment	10,255,761	10,284,314
	35,306,932	34,963,050

Accumulated depletion, depreciation & amortization	(27,902,449)	(27,553,222)
	7,404,483	7,409,828
Commercial and Other
Real estate, including furniture and fixtures	$502,344	$502,344
Vehicles	151,669	151,699
Furniture and equipment	1,307,299	1,307,299

Accumulated depreciation	(1,308,022)	(1,295,796)
	653,290	665,516

	$8,057,773	$8,075,344

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB Accounting Standards Codification (ASC) requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during 2012 or 2011.

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – STOCK BASED COMPENSATION

Royale Energy has a stock-based employee compensation plan. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards, consistent with that used for pro forma disclosures under the Topic.

In November 2008, the Board of Directors granted the directors and executive officers of Royale Energy 95,000 shares of restricted common stock.  On November 30, 2009 and November 30, 2010, 31,665 shares vested, and the remaining 31,670 shares vested on November 30, 2011. Royale recognized share-based compensation expense of $26,203 and $9,694 as a tax benefit in the first quarter of 2011 relating to this grant. No compensation cost or tax benefit was recognized in 2012 relating to this option grant.

In December 2010, the Board of Directors granted each of the directors and executive officers of Royale Energy 50,000 stock options, a total of 400,000 options, to purchase common stock at an exercise or base price of $3.25 per share. These options vested in two parts on January 1, 2011and 2012. The options were granted with a legal life of five years, and a service period of two years beginning January 1, 2011. During the first quarters of 2012 and 2011, Royale recognized compensation costs of $9,815 and $10,570, respectively relating to this grant. During the same time period Royale also recognized $2,848 and $9,694 as a tax benefit relating to this option grant for the quarters ended March 31, 2012 and 2011, respectively.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the three months ended March 31, 2012, and 2011:

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Three Months Ended March 31, 2012:
Revenues from External Customers	$496,894	$250,882	$747,776

Supervisory Fees	202,079	0	202,079

Interest Revenue	0	2,605	2,605

Interest Expense	16,369	16,369	32,738

Operating Expenses for Segment Assets	1,478,534	753,623	2,232,157

Depreciation, Depletion and Amortization	345,289	18,173	363,462

Gain on Sale of Assets	1,307	0	1,307

Income Tax Benefit	(330,711)	(155,120)	(485,831)

Total Assets	$19,938,064	$1,049,372	$20,987,436

Net Loss	$(809,201)	$(379,558)	$(1,188,759)

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Three Months Ended March 31, 2011:
Revenues from External Customers	$1,437,559	$1,195,871	$2,633,430

Supervisory Fees	194,566	0	194,566

Interest Revenue	0	7,160	7,160

Interest Expense	19,109	19,109	38,218

Expenditures for Segment Assets	1,204,106	1,726,531	2,930,640

Depreciation, Depletion and Amortization	502,975	26,472	529,447

Gain on Sale of Assets	785,132	0	785,132

Income Tax Expense (Benefit)	255,673	(210,543)	45,130

Total Assets	$24,610,545	$1,295,292	$25,905,837

Net Income (Loss)	$435,391	$(358,538)	$76,853

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

During the third quarter of 2011, Royale Energy received 1,900 shares related to a settlement received approximately five years ago of natural gas revenues owed the Company.  At March 31, 2012, these shares had a fair value of $32,699 reported in available for sale securities.  The fair value was determined using the number of shares owned as of March 31, 2012, multiplied by the market price of those securities on March 31, 2012.

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

Results of Operations

For the first quarter of 2012, we had a net loss of $1,188,759 compared to net income of $76,853 during the first quarter of 2011, a $1,265,612 change.  Total revenues for the first quarter in 2012 were $952,460, a decrease of $1,882,696 or 66.4% from the total revenues of $2,835,156 during the period in 2011.  The lower net profits and revenues were the result of decreases in both natural gas production and price received and lower turnkey drilling revenues due to a decrease in drilling activity during the quarter in 2012, when compared to 2011.

In the first quarter of 2012, revenues from oil and gas production decreased $940,665 or 65.4% to $496,894 from the 2011 first quarter revenues of $1,437,559.  This decrease was due to lower natural gas production, stemming from the natural declines of our existing wells and lower commodity prices received during first quarter in 2012.  The net sales volume of natural gas for the quarter ended March 31, 2012, was approximately 169,371 Mcf with an average price of $2.63 per Mcf, versus 342,092 Mcf with an average price of $4.04 per Mcf for the first quarter of 2011.  This represents a decrease in net sales volume of 172,721 Mcf or 50.5%.  The net sales volume for oil and condensate (natural gas liquids) production was 527 barrels with an average price of $94.64 per barrel for the first three months of 2012, compared to 640 barrels at an average price of $88.54 per barrel for the first three months in 2011.  This represents a decrease in net sales volume of 113 barrels, or 17.7%.

Oil and natural gas lease operating expenses decreased by $10,598 or 3.5%, to $295,510 for the quarter ended March 31, 2012, from $306,108 for the quarter in 2011.  This decrease was mainly due to lower plugging and abandoning costs during the period in 2012.

For the quarter ended March 31, 2012, turnkey drilling revenues decreased $944,989 or 79% to $250,882 from $1,195,871 in the same quarter in 2011.  We also had an $880,614 or 92.6% decrease in turnkey drilling and development costs to $70,400 in 2012 from $951,014 in 2011. During the first three months of 2012 we did not drill any wells, due to the lower overall natural gas commodity prices, while during the same period in 2011 we drilled two wells in California.  Thus far in 2012, we have processed permits on one well in California, which we expect to drill during the second quarter of 2012.

The aggregate of supervisory fees and other income was $204,684 for quarter ended March 31, 2012, an increase of $2,958 or 1.5% from $201,726 during the period in 2011.  This increase was the result of higher overhead rates during the period in 2012.

Depreciation, depletion and amortization expense decreased to $363,462 from $529,447, a decrease of $165,985 or 31.4% for the quarter ended March 31, 2012, as compared to the same period in 2011. This decrease in depletion expense was mainly due to the decrease in our oil and gas assets from our 2011 impairments.

General and administrative expenses decreased by $27,842 or 2.7% from $1,047,794 for the quarter ended March 31, 2011, to $1,019,952 for the period in 2012. This decrease was primarily due to lower share based compensation expense during the period in 2012.  Marketing expense for the quarter ended March 31, 2012, decreased $26,385, or 14.6%, to $154,219, compared to $180,604 for the same period in 2011. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $270,303 for the period, compared to $403,211 for the same period in 2011, a $132,908 or 33% decrease.  The decrease in legal and accounting expense was a result of a litigation settlement reached during the period in 2011.

During 2011, we began laying the ground work for a new seismic survey in Northern California.  A majority of the actual seismic work took place during the first quarter of 2012.  As a result we recorded Geological and Geophysical expenses of $359,029 during the first quarter of 2012 and $41,909 during the same period in 2011.  During the first quarter of 2011, we sold our working interest in two separate non-core properties resulting in a gain of $785,132.  The properties were located in Kern County, California and Gaines County, Texas.  In 2012, we recorded a gain of $1,307 on the sale of a non-oil and gas asset.  Additionally during 2012, we had a write down of $62,744 on certain oil and gas inventory to its estimated current market value.

Interest expense decreased to $32,738 for the quarter ended March 31, 2012, from $38,218 for the same period in 2011, a $5,480, or 14.3% decrease. This was due to a lower balance on our existing bank line of credit.  For the first quarter in 2012, we had income tax benefit of $485,831 due to a net operating loss.  However, for the same period in 2011, we had an income tax expense of $45,130 due to net operating income.

Capital Resources and Liquidity

At March 31, 2012, Royale Energy had current assets totaling $ 6,381,083and current liabilities totaling $13,004,809, a $ 6,623,726 working capital deficit.  We had cash and cash equivalents at March 31, 2012, of $3,090,907 compared to $2,946,131 at December 31, 2011.

In February 2009, we entered into a revolving credit agreement with Texas Capital Bank, N.A. secured by our oil and gas properties, of up to $14,250,000.  We also entered into a separate letter of credit facility with Texas Capital Bank of up to $750,000, for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes.  Under the terms of the agreement, Royale Energy may borrow, repay, and re-borrow funds as necessary.  At March 31, 2012, we had a current borrowing base of $2,350,000 and outstanding indebtedness on this loan of $2,350,000, which was reclassified to current liabilities  as it reaches maturity February 13, 2013.

At March 31, 2012, we were not in compliance with the current ratio financial covenant of our loan agreement with the bank, but we have obtained a waiver from the terms of that loan covenant.  We are not in default on any principal, interest or sinking fund payment.

At March 31, 2012, our accounts receivable totaled $1,601,348, compared to $1,872,067 at December 31, 2011, a $270,719 14.5% decrease.  This was primarily due to lower oil and gas receivables due to a decline in natural gas production and prices at March 31, 2012 when compared to the year end December 31, 2011.  At March 31, 2012, our accounts payable and accrued expenses totaled $4,824,173, an increase of $281,432 or 6.2% from the accounts payable at December 31, 2011, of $4,542,741, mainly due to an increase in payables related the seismic survey that took place in March 2012.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  We believe that we have sufficient liquidity for the remainder of 2012 and do not foresee any liquidity demands that cannot be met from cash flow or financing activities.

Operating Activities.  Net cash provided by operating activities totaled $303,522 and $460,532 for the three month period ended March 31, 2012 and 2011, respectively.  This $157,010 or 34.1% decrease in cash provided was mainly due to lower accounts receivable for the period in 2012, due to our lower oil and natural gas revenues.

Investing Activities.  Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $344,584 and $1,366,907 for the three month period ended March 31, 2012 and 2011, respectively.  This decrease in capital acquisition costs was due to the drilling of two wells during the period in 2011 while there was no drilling of new wells during the period in 2012.  During the first quarter of 2012, Royale also received proceeds of $1,307 relating to a sale of stock.  In the first quarter of 2011, we received proceeds of $225,000 relating to the sale of certain oil and natural gas properties in Kern County, California.

Financing Activities.  Net cash provided by financing activities totaled $185,838 and $313,231 for the three month period ended March 31, 2012 and 2011, respectively.  During the quarter ended March 31, 2012, options were exercised by one director for a total of 88,692 shares of the Company’s common stock in exchange for proceeds of $299,499.  Additionally during the period, Royale received proceeds of $286,339 and issued 53,676 shares of its common stock relating to its market equity offering program.  Also during the period in 2012, four director's exchanged 150,000 options in a cashless exercise for 62,350 common shares.  During the first quarter of 2011, several warrants were exercised in exchange for shares of Royale’s common stock.  Royale received $613,231 and issued 268,811 shares of its common stock relating to these exercises.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $2.51 per Mcf to a high of $3.11 per Mcf for the first three months of 2012.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2012.

No changes occurred in our internal control over financial reporting during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

National Fuel Corporation (“NFC”) v. Royale Energy, Inc., No. 080800735, Uintah County, Utah. NFC filed this lawsuit seeking to remove Royale as operator of property in which Royale is the 75% record owner and operator and NFC is a non-operator with a 25% ownership.  Trial was held on October 18-21, 2011, at which Royale defended itself vigorously.  Judgment was entered on April 6, 2012, denying NFC’s request to remove Royale as operator.  At this point, we express no opinion as to whether or not NFC will appeal the ruling.

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

Item 1A.  Risk Factors

Please review the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

ROYALE ENERGY, INC.

Date: May 15, 2012	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: May 15, 2012	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President, Co-Chief Executive Officer, and Chief Financial Officer