Form 10-Q
period 2012-06-30
ROYALE ENERGY INC
filed 2012-08-13
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At June 30, 2012, a total of 11,124,166 shares of registrant’s common stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$2,470,550	$2,946,131
Accounts Receivable, net	1,522,538	1,872,067
Prepaid Expenses	344,409	432,168
Deferred Tax Asset	661,645	661,645
Available for Sale Securities	31,369	31,027
Inventory	612,464	664,458

Total Current Assets	5,642,975	6,607,496

Other Assets	6,946	6,946
Deferred Tax Asset-Noncurrent	6,986,892	6,055,803

Oil and Gas Properties, at cost, (successful efforts basis), Equipment and Fixtures	7,536,215	8,075,344

Total Assets	$20,173,028	$20,745,589

See notes to unaudited financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$4,434,420	$4,542,741
Current Portion of Long-Term Debt	1,550,000	0
Current Portion of Deferred Tax Liability	1,340	1,240
Deferred Revenue from Turnkey Drilling	6,697,235	4,879,853

Total Current Liabilities	12,682,995	9,423,834

Noncurrent Liabilities:
Asset Retirement Obligation	581,099	575,612
Long-Term Debt, Net of Current Portion	0	2,750,000

Total Noncurrent Liabilities	581,099	3,325,612

Total Liabilities	13,264,094	12,749,446

Stockholders' Equity:
Common Stock, no par value, authorized 20,000,000 shares, 11,156,785 and 10,823,050 shares issued; 11,124,166 and 10,790,431 shares outstanding, respectively	29,454,862	28,298,228
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 52,784 and 52,784 shares issued and outstanding, respectively	154,014	154,014
Accumulated (Deficit)	(23,175,477)	(20,911,762)
Accumulated Other Comprehensive Income	3,277	3,035

Total Paid in Capital and Accumulated Deficit	6,436,676	7,543,515
Less Cost of Treasury Stock 32,619 and 32,619 shares	(179,376)	(179,376)
Additional Paid in Capital	651,634	632,004

Total Stockholders' Equity	6,908,934	7,996,143

Total Liabilities and Stockholders' Equity	$20,173,028	$20,745,589

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$370,950	$1,864,515	$867,844	$3,302,074
Turnkey drilling	341,676	1,311,320	592,558	2,507,191
Supervisory Fees and Other	164,863	300,810	369,547	502,536

Total Revenues	877,489	3,476,645	1,829,949	6,311,801

Costs and Expenses:
General and Administrative	991,495	993,596	2,011,447	2,041,390
Turnkey Drilling and Development	119,758	474,963	190,158	1,425,977
Lease Operating	310,821	493,943	606,331	800,051
Lease Impairment	181,627	0	181,627	0
Geological and Geophysical Expense	63,657	25,059	422,686	66,968
Inventory Write Down	0	0	62,744	0
Legal and Accounting	149,572	94,768	419,875	497,979
Marketing	171,922	244,888	326,141	425,492
Depreciation, Depletion and Amortization	373,657	717,114	737,119	1,246,561

Total Costs and Expenses	2,362,509	3,044,331	4,958,128	6,504,418

Gain on Sale of Assets	430	8,024	1,737	793,156

Income (Loss) From Operations	(1,484,590)	440,338	(3,126,442)	600,539
Other Income (Expense):
Interest Expense	(35,624)	(37,232)	(68,362)	(75,450)

Income Before Income Tax Expense	(1,520,214)	403,106	(3,194,804)	525,089
Income tax provision (benefit)	(445,258)	143,759	(931,089)	188,889

Net Income (Loss)	$(1,074,956)	$259,347	$(2,263,715)	$336,200

Basic Earnings Per Share	$(0.10)	$0.02	$(0.21)	$0.03

Diluted Earnings Per Share	$(0.10)	$0.02	$(0.21)	$0.03

Other Comprehensive Income
Unrealized Gain (Loss) on Equity Securities	$(1,330)	$0	$342	$0

Other Comprehensive Income (Loss), before tax	(1,330)	0	342	0
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	(386)	0	99	0

Other Comprehensive Income (Loss), net of tax	(944)	0	243	0

Comprehensive Income (Loss)	$(1,075,900)	$259,347	$(2,263,472)	$336,200

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,263,715)	$336,200

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation, Depletion and Amortization	737,119	1,246,561
Lease Impairment	181,627	0
(Gain) Loss on Sale of Assets	(1,737)	(793,156)
Inventory Write Down	62,744	0
Stock-Based Compensation, net of adjustments	19,630	67,278
Decrease (Increase) in:
Accounts Receivable	349,529	(122,966)
Prepaid Expenses and Other Assets	77,009	197,293
Increase (Decrease) in:
Accounts Payable and Accrued expenses	(102,834)	(999,527)
Deferred Revenues - DWI	1,817,382	1,857,082
Deferred Income Tax expense (benefit)	(931,088)	188,889

Net Cash Provided (Used) by Operating Activities	(54,334)	1,977,654

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(379,619)	(2,242,964)
Proceeds from Sale of Assets	1,737	806,353

Net Cash Used by Investing Activities	(377,882)	(1,436,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	0	650,000
Principal Payments on Long-Term Debt	(1,200,000)	(600,000)
Proceeds from Stock Option and Warrant Exercises	299,499	1,051,489
Proceeds from Sale of Common Stock	857,136	0

Net Cash Provided (Used) by Financing Activities	(43,365)	1,101,489

Net Increase (Decrease) in Cash and Cash Equivalents	(475,581)	1,642,532

Cash at Beginning of Year	$2,946,131	$4,630,722

Cash at End of Period	$2,470,550	$6,273,254

Cash Paid for Interest	$60,485	$75,775

Cash Paid for Taxes	$800	$2,522

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

NOTE 2 – EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Six Months ended June 30, 2012
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net loss available to common stock	$(2,263,715)	10,977,537	$(0.21)

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	0	0	0

Net loss available to common stock	$(2,263,715)	10,977,537	$(0.21)

	For the Six Months ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net income available to common stock	$336,200	10,542,890	$0.03

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	0	354,266	0.00

Net income available to common stock	$336,200	10,897,156	$0.03

For the six months ended June 30, 2012, Royale Energy had dilutive securities of 781,304.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	June 30, 2012	December 31, 2011
Oil and Gas
Producing properties, including drilling costs	$23,774,965	$23,684,048
Undeveloped properties	1,119,409	994,687
Lease and well equipment	10,255,761	10,284,315
	35,150,135	34,963,050

Accumulated depletion, depreciation & amortization	(28,262,264)	(27,553,222)
	6,887,871	7,409,828
Commercial and Other
Real estate, including furniture and fixtures	$502,344	$502,344
Vehicles	151,669	151,669
Furniture and equipment	1,299,300	1,307,299
	1,953,313	1,961,312

Accumulated depreciation	(1,304,969)	(1,295,796)
	648,344	665,516

	$7,536,215	$8,075,344

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB Accounting Standards Codification (ASC) requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the periods in 2012 or 2011.

NOTE 4 – STOCK BASED COMPENSATION

Royale Energy has a stock-based employee compensation plan. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.

In November 2008, the Board of Directors granted the directors and executive officers of Royale Energy 95,000 shares of restricted common stock.  On November 30, 2009 and November 30, 2010, 31,665 shares vested, and the remaining 31,670 shares vested on November 30, 2011. Royale recognized share-based compensation expense of $46,893 and $16,442 as a tax benefit in the first two quarters of 2011 relating to this grant. No compensation cost or tax benefit was recognized in 2012 relating to this option grant.

In December 2010, the Board of Directors granted each of the directors and executive officers of Royale Energy 50,000 stock options, a total of 400,000 options, to purchase common stock at an exercise or base price of $3.25 per share. These options vested in two parts on January 1, 2011 and 2012. The options were granted with a legal life of five years, and a service period of two years beginning January 1, 2011. During the first six months of 2012 and 2011, Royale recognized compensation costs of $19,630 and $20,385, respectively relating to this grant. During the same time period Royale also recognized $5,696 and $7,147 as a tax benefit relating to this option grant for the quarters ended June 30, 2012 and 2011, respectively.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the six months ended June 30, 2012, and 2011:

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Six Months Ended June 30, 2012:
Revenues from External Customers	$867,844	$592,558	$1,460,402

Supervisory Fees	364,763	0	364,763

Interest Revenue	0	4,784	4,784

Interest Expense	34,181	34,181	68,362

Operating Expenses for Segment Assets	2,526,241	1,513,141	4,039,382

Depreciation, Depletion and Amortization	700,263	36,856	737,119

Lease Impairment	90,814	90,813	181,627

Gain on Sale of Assets	1,737	0	1,737

Income Tax Benefit	(617,021)	(314,068)	(931,089)

Total Assets	$19,164,377	$1,008,651	$20,173,028

Net Loss	$(1,500,134)	$(763,581)	$(2,263,715)

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Six Months Ended June 30, 2011:
Revenues from External Customers	$3,302,074	$2,507,191	$5,809,265

Supervisory Fees	486,931	0	486,931

Interest Revenue	0	15,605	15,605

Interest Expense	37,725	37,725	75,450

Expenditures for Segment Assets	2,365,247	2,892,610	5,257,857

Depreciation, Depletion and Amortization	1,184,233	62,328	1,246,561

Gain on Sale of Assets	793,156	0	793,156

Income Tax Expense (Benefit)	357,913	(169,024)	188,889

Total Assets	$24,873,788	$1,309,147	$26,182,935

Net Income (Loss)	$637,043	$(300,843)	$336,200

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

During the third quarter of 2011, Royale Energy received 1,900 shares related to a settlement received approximately five years ago of natural gas revenues owed the Company.  At June 30, 2012, these shares had a fair value of $31,369 reported in available for sale securities.  The fair value was determined using the number of shares owned as of June 30, 2012, multiplied by the market price of those securities on June 30, 2012.

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

Results of Operations

For the six months ended June 30, 2012, we had a net loss of $2,263,715 compared to net income of $336,200 during the same period in 2011, a $2,599,915 change.  Total revenues for the first six months in 2012 were $1,829,949, a decrease of $4,481,852 or 71.0% from the total revenues of $6,311,801 during the same period in 2011.  For the quarter ended June 30, 2012, we had a net loss of $1,074,956 compared to net income of $259,347 during the second quarter in 2011, a $1,334,303 difference. The lower net profits and revenues during the periods were the result of decreases in both natural gas production and price received and lower turnkey drilling revenues due to a decrease in drilling activity during the period in 2012.

During the first six months of 2012, revenues from oil and gas production decreased $2,434,230 or 73.7% to $867,844 from the 2011 six month revenues of $3,302,074.  This decrease was due to lower natural gas and oil production, stemming from the natural declines of our existing wells and lower commodity prices received during the period in 2012.  The net sales volume of natural gas for the six months ended June 30, 2012, was 315,421 Mcf with an average price of $2.49 per Mcf, versus 759,395 Mcf with an average price of $4.20 per Mcf for the period in 2011.  This represents a decrease in net sales volume of 443,974 Mcf or 58.5%.  For the quarter ended June 30, 2012, revenues from oil and gas production decreased $1,493,565 or 80.1% to $370,950 from the 2011 second quarter revenues of $1,864,515.  During the second quarter 2012, we produced 146,050 Mcf with an average price of $2.33 per Mcf versus 417,303 Mcf produced during the same quarter in 2011 with an average price of $4.33 per Mcf, which represents a 271,253 Mcf or 65.0% decrease in net sales volume.  The net sales volume for oil and condensate (natural gas liquids) production was 855 barrels with an average price of $94.13 per barrel for the first six months of 2012, compared to 1,233 barrels at an average price of $93.61 per barrel for the first six months in 2011.  This represents a decrease in net sales volume of 378 barrels, or 30.7%.  For the quarter ended June 30, 2012, oil and condensate production decreased 264 barrels, or 44.6%, from 592 barrels produced during the period in 2011 to 328 barrels produced in the same period in 2012.

Oil and natural gas lease operating expenses decreased by $193,720 or 24.2%, to $606,331 for the six months ended June 30, 2012, from $800,051 for the six months in 2011.  For the second quarter 2012, lease operating expenses decreased $183,122 or 37.1% from the same period in 2011.  These decreases were mainly due to lower plugging and transportation costs during the period in 2012.

For the six months ended June 30, 2012, turnkey drilling revenues decreased $1,914,633 or 76.4% to $592,558 from $2,507,191 in the same period in 2011.  We also had a $1,235,819 or 86.7% decrease in turnkey drilling and development costs to $190,158 in 2012 from $1,425,977 in 2011. For the second quarter of 2012, turnkey drilling revenues decreased $969,644 or 73.9% while turnkey drilling and development costs also decreased $355,205 or 74.8%.  During the first six months of 2012 we did not drill any wells, due to the lower overall natural gas commodity prices, while during the same period in 2011 we drilled three wells in California.

The aggregate of supervisory fees and other income was $369,547 for the six months ended June 30, 2012, a decrease of $132,989 or 26.5% from $502,536 during the period in 2011.  During the second quarter 2012, supervisory fees decreased $135,947.  These decreases were due to lower pipeline and compressor fees as a result of lower natural gas production during the period in 2012.

Depreciation, depletion and amortization expense decreased to $737,119 from $1,246,561, a decrease of $509,442 or 40.9% for the six months ended June 30, 2012, as compared to the same period in 2011. This decrease in depletion expense was mainly due to the decrease in our oil and gas assets from our 2011 impairments.

General and administrative expenses decreased by $29,943 or 1.5% from $2,041,390 for the six months ended June 30, 2011, to $2,011,447 for the period in 2012. For the second quarter 2012, general and administrative expenses decreased $2,101 when compared to the same period in 2011.  These decreases were primarily due to lower share based compensation expense during the period in 2012.  Marketing expense for the six months ended June 30, 2012, decreased $99,351, or 23.3%, to $326,141, compared to $425,492 for the same period in 2011. For the second quarter 2012, marketing expenses decreased $72,966 or 29.8% when compared to the second quarter in 2011.  Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $419,875 for the six month period, compared to $497,979 for the same period in 2011, a $78,104 or 15.7% decrease.  For the second quarter 2012, legal and accounting expenses increased by $54,804 or 57.8% from the same period in 2011.  The overall decrease in legal and accounting expense was a result of a litigation settlement reached during the period in 2011.

During 2011, we began laying the ground work for a new seismic survey in Northern California.  A majority of the actual seismic work took place during the first quarter of 2012.  We recorded Geological and Geophysical expenses of $422,686 during the first six months of 2012 and $66,968 during the same period in 2011.  During the first quarter of 2011, we sold our working interest in two separate non-core properties resulting in a gain of $785,132.  The properties were located in Kern County, California and Gaines County, Texas.  During the period in 2012, we recorded a gain of $1,737 on the sale of a non-oil and gas asset.  Additionally during the period in 2012, we had a write down of $62,744 on certain oil and gas inventory to its estimated current market value.

Interest expense decreased to $68,362 for the six months ended June 30, 2012, from $75,450 for the same period in 2011, a $7,088, or 9.4% decrease.  This was due to a lower balance on our existing bank line of credit.  For the six month period in 2012, we had income tax benefit of $931,089 due to a net operating loss.  However, for the same period in 2011, we had an income tax expense of $188,889 due to net operating income.

Capital Resources and Liquidity

At June 30, 2012, Royale Energy had current assets totaling $5,642,975 and current liabilities totaling $12,682,995, a $7,040,020 working capital deficit.  We had cash and cash equivalents at June 30, 2012, of $2,470,550 compared to $2,946,131 at December 31, 2011.

In February 2009, we entered into a revolving credit agreement with Texas Capital Bank, N.A. secured by our oil and gas properties, of up to $14,250,000.  We also entered into a separate letter of credit facility with Texas Capital Bank of up to $750,000, for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes.  Under the terms of the agreement, Royale Energy may borrow, repay, and re-borrow funds as necessary.  At June 30, 2012, we had a current borrowing base of $1,550,000 and outstanding indebtedness on this loan of $1,550,000, which is classified as a current liability as it reaches maturity on February 13, 2013.

At June 30, 2012, we were not in compliance with the current ratio financial covenant, the tangible net worth financial covenant and the interest coverage ratio of our loan agreement with the bank, but we have obtained a waiver from the terms of those loan covenants.  We are not in default on any principal, interest or sinking fund payment.

At June 30, 2012, our accounts receivable totaled $1,522,538, compared to $1,872,067 at December 31, 2011, a $349,529 or 18.7% decrease.  This was primarily due to lower oil and gas receivables due to a decline in natural gas production and prices at June 30, 2012 when compared to the year-end December 31, 2011.  At June 30, 2012, our accounts payable and accrued expenses totaled $4,434,420, a decrease of $108,321 or 2.4% from the accounts payable at December 31, 2011, of $4,542,741, mainly due to a decrease in revenues payable from the lower oil and gas production and revenues.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  We believe that we have sufficient liquidity for the remainder of 2012 and do not foresee any liquidity demands that cannot be met from cash flow or financing activities such as our current Preferred Stock Offering and effective Form S-3 filed with the SEC.

Operating Activities.  Net cash used by operating activities totaled $54,334 for the six month period ended June 30, 2012 and net cash provided by operating activities totaled $1,977,654 for the six month period ended June 30, 2011.  This $2,031,988 difference was mainly due to our lower oil and natural gas revenues and lower decreases in accounts payable for the period in 2012.

Investing Activities.  Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $377,882 and $1,436,611 for the six month period ended June 30, 2012 and 2011, respectively.  This decrease in capital acquisition costs was due to the drilling of three wells during the period in 2011 while there was no drilling of new wells during the period in 2012.  During the six month period in 2012, Royale also received proceeds of $1,737 relating to a sale of stock.  During the same period in 2011, we received proceeds of $806,353 relating to the sale of certain oil and natural gas properties in Kern County, California and Gaines County, Texas.

Financing Activities.  Net cash used by financing activities totaled $43,365 and provided $1,101,489 for the six month period ended June 30, 2012 and 2011, respectively.  This difference was primarily due to principal payments totaling $1,200,000 on the Company’s letter of credit facility with Texas Capital Bank, during the period on 2012.  During first six months of 2012, options were exercised by one director for a total of 88,692 shares of the Company’s common stock in exchange for proceeds of $299,499.  Additionally during the period, Royale received proceeds of $857,136 and issued 168,697 shares of its common stock relating to its market equity offering program.  The proceeds were added to working capital and used for ordinary operating expense.  Also during the period in 2012, five directors exchanged 195,000 options in a cashless exercise for 76,346 common shares.  During the first six months of 2011, several warrants were exercised in exchange for shares of Royale’s common stock.  Royale received $1,051,489 and issued 468,928 shares of its common stock relating to these exercises.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $2.38 per Mcf to a high of $3.11 per Mcf for the first six months of 2012.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2012.

No changes occurred in our internal control over financial reporting during the six months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

National Fuel Corporation v. Royale Energy, Inc. The Company is the defendant in litigation in the Eighth Judicial District Court of Uintah County, encaptioned National Fuel Corporation v. Royale Energy, Inc., Case No. 080800735.  The litigation involves actions for breach of contract for alleged failure to timely pay service companies and for allowing a lien to be filed against oil and gas properties, breach of implied covenant of good faith and fair dealing, removal of operator, and attorney’s fees and costs.  Plaintiff has not specified the amount of damages sought.  Damages recovered by the plaintiff would not be covered by insurance.  The Company’s management directed us to defend the Company vigorously.  The case was tried before the Honorable Clark A. McClellan October 18-20, 2011.  The Judge entered his Order and Judgment on April 5, 2012, finding that plaintiff could not remove Royale as operator and that plaintiff suffered only nominal damages, which are not awarded by the court.  National Fuel Corporation (“NFC”) submitted its notice of appeal on May 11, 2012.  Royale submitted its notice of cross appeal on June 15, 2012.  The case has been assigned to and will be decided by the Utah Court of Appeals.  NFC submitted its Docketing Statement to the Court of Appeals on June 1, 2012 and Royale submitted its Docketing Statement on June 25, 2012.  The records of the Court of Appeals indicate that the Record Index is due August 6, 2012.  Upon receipt of the notice of the Record Index from the Court of Appeals, NFC and Royale will have 40 days to prepare written briefs to submit to the court, with response and possibly reply briefs to follow.  Settlement proposals are currently pending.

Douglas Jones v. Royale Energy, Inc., et.al.

On July 1, 2010, Douglas Jones filed a lawsuit against the Company in the Circuit Court, 17th Judicial District, Broward County, Florida.  Mr. Jones was an independent contractor handling certain aspects of sales for the Company prior to July 2, 2008.  He asserts that he is entitled to an unspecified amount for commissions and expenses.  The Company denies that any money is owed to Mr. Jones..  On August 16, 2010, the Company filed a motion to dismiss the lawsuit for lack of jurisdiction in the Florida courts.  The Court had set the motion to dismiss for hearing on March 15, 2012, but it was taken off calendar at the request of plaintiff.  No new hearing date has been set, and there has been no ruling on the motion, which has now been pending for two years.    If the case is not dismissed on the jurisdictional motion, Royale intends to answer the complaint and oppose the lawsuit vigorously.

Item 1A.  Risk Factors

Please review the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

None

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

ROYALE ENERGY, INC.

Date: August 13, 2012	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: August 13, 2012	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President, Co-Chief Executive Officer, and Chief Financial Officer