Form 10-Q
period 2012-09-30
ROYALE ENERGY INC
filed 2012-11-13
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At September 30, 2012, a total of 11,167,789 shares of registrant’s common stock were outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$1,569,069	$2,946,131
Accounts Receivable, net	1,653,237	1,872,067
Prepaid Expenses	278,405	432,168
Deferred Tax Asset	661,645	661,645
Available for Sale Securities	32,870	31,027
Inventory	612,464	664,458

Total Current Assets	4,807,690	6,607,496

Other Assets	6,946	6,946
Deferred Tax Asset-Noncurrent	7,293,718	6,055,803

Oil and Gas Properties, at cost, (successful efforts basis), Equipment and Fixtures	7,255,704	8,075,344

Total Assets	$19,364,058	$20,745,589

See notes to unaudited financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$4,201,486	$4,542,741
Current Portion of Long-Term Debt	950,000	0
Current Portion of Deferred Tax Liability	1,775	1,240
Deferred Revenue from Turnkey Drilling	6,951,643	4,879,853

Total Current Liabilities	12,104,904	9,423,834

Noncurrent Liabilities:
Asset Retirement Obligation	927,907	575,612
Long-Term Debt, Net of Current Portion	0	2,750,000

Total Noncurrent Liabilities	927,907	3,325,612

Total Liabilities	13,032,811	12,749,446

Stockholders' Equity:
Common Stock, no par value, authorized 20,000,000 shares, 11,200,408 and 10,823,050 shares issued; 11,167,789 and 10,790,431 shares outstanding, respectively	29,631,368	28,298,228
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 52,784 and 52,784 shares issued and outstanding, respectively	154,014	154,014
Accumulated Deficit	(23,940,551)	(20,911,762)
Accumulated Other Comprehensive Income (Loss)	4,343	3,035

Total Paid in Capital and Accumulated Deficit	5,849,174	7,543,515
Less Cost of Treasury Stock 32,619 and 32,619 shares	(179,376)	(179,376)
Additional Paid in Capital	661,449	632,004

Total Stockholders' Equity	6,331,247	7,996,143

Total Liabilities and Stockholders' Equity	$19,364,058	$20,745,589

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$387,477	$957,318	$1,255,321	$4,259,392
Turnkey drilling	83,591	1,341,146	676,149	3,848,337
Supervisory Fees and Other	166,170	175,764	535,717	678,300

Total Revenues	637,238	2,474,228	2,467,187	8,786,029

Costs and Expenses:
General and Administrative	821,603	911,245	2,833,050	2,952,635
Turnkey Drilling and Development	(343,707)	680,134	(153,549)	2,106,111
Lease Operating	272,635	379,072	878,966	1,179,123
Lease Impairment	20,500	11,452	202,127	11,452
Geological and Geophysical Expense	773	21,915	423,459	88,883
Inventory Write Down	0	0	62,744	0
Bad Debt Expense	0	17,879	0	17,879
Legal and Accounting	80,772	121,789	500,647	619,768
Marketing	182,161	203,850	508,302	629,342
Depreciation, Depletion and Amortization	656,909	719,533	1,394,028	1,966,094

Total Costs and Expenses	1,691,646	3,066,869	6,649,774	9,571,287

Gain (Loss) on Sale of Assets	1,547	135	3,284	793,291

Income (Loss) From Operations	(1,052,861)	(592,506)	(4,179,303)	8,033
Other Income (Expense):
Interest Expense	(19,039)	(38,426)	(87,401)	(113,876)

Income (Loss) Before Income Tax Expense	(1,071,900)	(630,932)	(4,266,704)	(105,843)
Income tax provision (benefit)	(306,826)	(220,699)	(1,237,915)	(31,810)

Net Loss	$(765,074)	$(410,233)	$(3,028,789)	$(74,033)

Basic Loss Per Share	$(0.07)	$(0.04)	$(0.27)	$(0.01)

Diluted Loss Per Share	$(0.07)	$(0.04)	$(0.27)	$(0.01)

Other Comprehensive Income
Unrealized Gain on Equity Securities	$1,501	0	1,843	$0

Other Comprehensive Income, before tax	1,501	0	1,843
Income Tax Expense Related to Items of Other Comprehensive Income	436	0	535	0

Other Comprehensive Income, net of tax	1,065	0	1,308	0

Comprehensive Loss	$(764,009)	$(410,233)	$(3,027,481)	$(74,033)

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,028,789)	$(74,033)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation, Depletion and Amortization	1,394,028	1,966,094
Lease Impairment	202,127	11,452
Bad Debt Expense	0	17,879
(Gain) Loss on Sale of Assets	(3,284)	(793,156)
Realized (Gain) Loss on Equity Securities	62,744	0
Stock-Based Compensation, net of adjustments	29,445	97,783
Decrease (Increase) in:
Accounts Receivable	218,830	695,910
Prepaid Expenses and Other Assets	143,013	(378,464)
Increase (Decrease) in:
Accounts Payable and Accrued expenses	11,040	(668,742)
Deferred Revenues - DWI	2,071,790	1,329,702
Deferred Income Tax expense (benefit)	(1,237,915)	(30,243)

Net Cash Provided (Used) by Operating Activities	(136,971)	2,174,182

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(774,968)	(3,218,506)
Proceeds from Sale of Assets	1,737	806,353

Net Cash Used by Investing Activities	(773,231)	(2,412,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-Term Debt	0	700,000
Principal Payments on Long-Term Debt	(1,800,000)	(1,050,000)
Proceeds from Stock Option and Warrant Exercises	299,500	1,051,489
Proceeds from Sale of Common Stock	1,033,640	0

Net Cash Provided (Used) by Financing Activities	(466,860)	701,489

Net Increase (Decrease) in Cash and Cash Equivalents	(1,377,062)	463,518

Cash at Beginning of Year	2,946,131	4,630,722

Cash at End of Period	$1,569,069	$5,094,240

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$83,196	$114,451

Cash Paid for Income Taxes	$800	$2,522

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

NOTE 2 – EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Nine Months ended September 30, 2012
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net loss available to common stock	$(3,028,789)	11,027,124	$(0.27)

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net loss available to common stock	$(3,028,789)	11,027,124	$(0.27)

	For the Nine Months ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net loss available to common stock	$(74,033)	10,616,763	$(0.01)

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net income available to common stock	$(74,033)	10,616,763	$(0.01)

For the nine months ended September 30, 2012 and 2011, Royale Energy had dilutive securities of 887,681 and 467,524, respectively.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	September 30, 2012	December 31, 2011
Oil and Gas
Producing properties, including drilling costs	$23,649,423	$23,684,049
Undeveloped properties	1,080,481	994,687
Lease and well equipment	9,625,781	10,284,314
	34,355,685	34,963,050
Accumulated depletion, depreciation & amortization	(27,736,884)	(27,553,222)
	6,618,801	7,409,828
Commercial and Other
Real estate, including furniture and fixtures	$502,344	$502,344
Vehicles	151,669	151,669
Furniture and equipment	1,299,300	1,307,299
	1,953,313	1,961,312
Accumulated depreciation	(1,316,410)	(1,295,796)
	636,903	665,516

	$7,255,704	$8,075,344

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

 In November 2008, the Board of Directors granted the directors and executive officers of Royale Energy 95,000 shares of restricted common stock.  On November 30, 2009 and November 30, 2010, 31,665 shares vested, and the remaining 31,670 shares vested on November 30, 2011. Royale recognized share-based compensation expense of $67,583 and $23,696 as a tax benefit in the first three quarters of 2011 relating to this grant. No compensation cost or tax benefit was recognized in 2012 relating to this option grant.

 In December 2010, the Board of Directors granted each of the directors and executive officers of Royale Energy 50,000 stock options, a total of 400,000 options, to purchase common stock at an exercise or base price of $3.25 per share. These options vested in two parts on January 1, 2011 and 2012. The options were granted with a legal life of five years, and a service period of two years beginning January 1, 2011. During the first nine months of 2012 and 2011, Royale recognized compensation costs of $29,445 and $30,200 respectively relating to this grant. During the same time period Royale also recognized $8,544 and $10,589 as a tax benefit relating to this option grant for the nine months ended September 30, 2012 and 2011, respectively.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the nine months ended September 30, 2012, and 2011:

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Nine Months Ended September 30, 2012:
Revenues from External Customers	$1,255,321	$676,149	$1,931,470

Supervisory Fees	530,025	0	530,025

Interest Revenue	0	5,692	5,692

Interest Expense	43,701	43,700	87,401

Operating Expenses for Segment Assets	3,332,051	1,721,568	5,053,619

Depreciation, Depletion and Amortization	1,324,327	69,701	1,394,028

Lease Impairment	101,064	101,063	202,127

Gain on Sale of Assets	3,284	0	3,284

Income Tax Expense (Benefit)	(841,032)	(363,883)	(1,237,915)

Total Assets	$18,395,855	$968,203	$19,364,058

Net Income (Loss)	$(2,138,481)	$(890,308)	$(3,028,789)

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Nine Months Ended September 30, 2011:
Revenues from External Customers	$4,259,392	$3,848,337	$8,107,729

Supervisory Fees	657,365	0	657,365

Interest Revenue	0	20,935	20,935

Interest Expense	56,938	56,938	113,876

Expenditures for Segment Assets	3,375,724	4,218,017	7,593,741

Depreciation, Depletion and Amortization	1,867,789	98,305	1,966,094

Lease Impairment	5,726	5,726	11,452

Gain on Sale of Assets	793,291	0	793,291

Income Tax Expense (Benefit)	121,379	(153,189)	(31,810)

Total Assets	$23,971,696	$1,261,668	$25,233,364

Net Income (Loss)	$282,492	$(356,525)	$(74,033)

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

During the third quarter of 2011, Royale Energy received 1,900 shares related to a settlement received approximately five years ago of natural gas revenues owed the Company.  At September 30, 2012, these shares had a fair value of $32,870 reported in available for sale securities.  The fair value was determined using the number of shares owned as of September 30, 2012, multiplied by the market price of those securities on September 30, 2012.

NOTE 7 – SUBSEQUENT EVENTS

On October 28, 2012, Royale Energy, Inc. entered into a Note convertible into shares of Royale’s Common stock and a Warrant Agreement with certain institutional investors.  The Note has a face value of $3,333,333.33 and issued with an original issue discount of 10% for an aggregate purchase price of $3 million.  The Note is not interest bearing unless Royale is in default of the Note, in which case the Note carries an interest rate of 18% per annum.  During each calendar quarter from January 1, 2013 through December 31, 2014, the holder of the Note may require Royale to redeem up to 25% of the original principal amount each quarter.  Once notification is received, Royale, in its sole discretion, may satisfy its obligation either in cash or in shares of its common stock.  However, at the Note’s maturity on December 31, 2014, any outstanding balance on the Note is required to be repaid in cash.

The Warrant Agreement entitles the holder to purchase, in whole or in part, an aggregate of 500,000 shares of Royale’s Common stock at an initial exercise price of $3.00 per share.  The warrant has a three year term and becomes exercisable on April 29, 2013.

In addition to the Note and Warrant Agreement, Royale also agreed to (i) not issue any securities for each period commencing on the date of receipt of an optional redemption notice and ending 20 trading days following the redemption required by such optional redemption notice, subject to certain limited exceptions, (ii) not to enter into a variable rate transaction at any time until the earlier of two years from the closing date or the date on which none of the Notes or Warrants are outstanding, and (iii)  to allow the investors to participate in future issuances of securities, subject to certain exceptions, for a period of one year from the date hereof.  In addition, we have agreed to hold a shareholders’ meeting no later than June 30, 2013, to approve: (A) an amendment of our Articles of Incorporation to increase the Company’s authorized capital stock to 51,000,000 shares, including 50,000,000 shares of common stock and 1,000,000 shares of preferred stock; and (B) making the exchange cap in the Notes and the floor price on the exercise price of the Warrants inapplicable with respect to issuances of common stock in excess of the exchange cap in the Notes and below the floor price in the Warrants in accordance with Nasdaq rules.

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

Results of Operations

For the nine months ended September 30, 2012, we had a net loss of $3,028,789, a $2,954,756 increase compared to the net loss of $74,033 during the first nine months of 2011.  Total revenues for the first nine months of 2012 were $2,467,187, a decrease of $6,318,842 or 71.9% from the total revenues of $8,786,029 received during the period in 2011.  For the quarter ended September 30, 2012, our net loss was $765,074, a $354,841 increase compared to the net loss of $410,233 achieved during the same period in 2011.  The lower net profits and revenues during the periods were the result of decreases in both natural gas production and price received and lower turnkey drilling revenues due to a decrease in drilling activity during the period in 2012.

In the first nine months of 2012, revenues from oil and gas production decreased $3,004,071 or 70.5% to $1,255,321 from 2011 revenues of $4,259,392.  This decrease was due to lower natural gas and oil production, stemming from the natural declines of our existing wells and lower commodity prices received during the period in 2012.  The net sales volume of natural gas for the nine months ended September 30, 2012, was approximately 444,723 Mcf with an average price of $2.58 per Mcf, versus 977,190 Mcf with an average price of $4.19 per Mcf for the first nine months of 2011.  This represents a decrease in net sales volume of 532,467 Mcf or 54.5%.  For the quarter ended September 30, 2012, revenues from oil and gas decreased to $387,477 from $957,318 received during the same period in 2011.  During the third quarter in 2012, we produced 129,303 Mcf with an average price of $2.80 per Mcf versus 217,795 Mcf produced during the same quarter in 2011 with an average price of $4.17 per Mcf, which represents an 88,492 Mcf or 40.6% decrease in net sales volume.  For the first nine months of 2012, revenues from oil and condensate (natural gas liquids) decreased $53,930 or 33.9% to $105,293 from 2011 nine month revenues of $159,223.  The net sales volume for the nine month period in 2012 was 1,151 barrels with an average price of $91.46 per barrel, compared to 1,789 barrels with an average price of $89.00 per barrel for the period in 2011.  This represents a decrease in net sales volume of 638 barrels, or 35.7%.  For the third quarter of 2012, oil and condensate production decreased 261 barrels, or 46.9%, from 557 barrels produced in 2011 to 296 barrels produced in the same period in 2012.

Oil and natural gas lease operating expenses decreased by $300,157 or 25.5%, to $878,966 for the nine months ended September 30, 2012, from $1,179,123 for the same period in 2011.   For the third quarter of 2012, lease operating expenses decreased $106,437 or 28.1% over the same period in 2011.  These decreases were mainly due to lower plugging and transportation costs during the period in 2012.

For the nine months ended September 30, 2012, turnkey drilling revenues were $676,149, a $3,172,188 or 82.4% decrease compared to revenues of $3,848,337 for the same period in 2011.  We also had a $2,259,660 or 107.3% decrease in turnkey drilling and development costs to ($153,549) in 2012 from $2,106,111 in 2011.  During the first nine months of 2012 we did not drill any wells, due to the lower overall natural gas commodity prices, while during the same period in 2011 we drilled five wells in California.    However during the period in 2012, we did have an adjustment to previously expensed drilling and development costs due to lower than anticipated completion costs for wells that commenced drilling prior to 2012.  We anticipate drilling activity to resume in the next quarter as we have processed permits for several new wells, and expect to drill approximately two California wells during the fourth quarter of 2012.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense.  Impairment losses of $202,127 and $11,452 were recorded in the first nine months of 2012 and 2011, respectively.  These impairments were mainly due to various lease and land costs that were no longer viable.  Additionally during the periods in 2012 and 2011, we recorded $423,459 and $88,883, respectively in geological and geophysical costs in order to increase our oil and natural gas prospect base.

The aggregate of supervisory fees and other income was $535,717 for the nine months ended September 30, 2012, a decrease of $142,583 or 21% from $678,300 during the same period in 2011.  Third quarter 2012 supervisory fees and other income decreased $9,594, or 5.5%, to $166,170 from $175,764 in 2011, due to lower pipeline and compressor fees as a result of lower natural gas production during the period in 2012.

Depreciation, depletion and amortization expense decreased to $1,394,028 from $1,966,094, a decrease of $572,066 or 29.1% for the nine months ended September 30, 2012, as compared to the same period in 2011. This decrease in depletion expense was mainly due to the lower production volumes and to the decrease in our oil and gas assets from our 2011 impairments.

General and administrative expenses decreased by $119,585, or 4.1%, from $2,952,635 for the nine months ended September 30, 2011, to $2,833,050 for the period in 2012.  This decrease was primarily due to decreased employee related costs.    Third quarter 2012 general and administrative expense decreased $89,642, or 9.8% from $911,245 in 2011 compared to $821,603 in 2012.

Marketing expense for the nine months ended September 30, 2012, decreased $121,040, or 19.2%, to $508,302 compared to $629,342 for the same period in 2011.  For the third quarter 2012, marketing expenses decreased $21,689, or 10.6%, to $182,161 from $203,850 for the same period in 2011.   Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $500,647 for the first nine months of 2012, compared to $619,768 for same period in 2011, an $119,121 or 19.2% decrease.  For the third quarter 2012, legal and accounting expenses decreased by $41,017, or 33.7% from the same period last year.

Interest expense decreased to $87,401 for the nine months ended September 30, 2012, from $113,876 for the same period in 2011, a $26,475, or 23.3% decrease. This was due to a lower balance on our existing bank line of credit.  For the nine months ended September 30, 2012 we had an income tax benefit of $1,237,915 due to our current period net operating loss.  During the nine month period in 2011 we had income tax benefit of $31,810 due to a net operating loss.

Capital Resources and Liquidity

At September 30, 2012, Royale Energy had current assets totaling $4,807,690 and current liabilities totaling $12,104,904, a $7,297,214 working capital deficit.  We had cash and cash equivalents at September 30, 2012, of $1,569,069 compared to $2,946,131 at December 31, 2011.

In February 2009, we entered into a revolving credit agreement with Texas Capital Bank, N.A. secured by our oil and gas properties, of up to $14,250,000.  We also entered into a separate letter of credit facility with Texas Capital Bank of up to $750,000, for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes.  Under the terms of the agreement, Royale Energy may borrow, repay, and re-borrow funds as necessary.  At September 30, 2012, we had a current borrowing base of $950,000 and outstanding indebtedness on this loan of $950,000, which is classified as a current liability as it reaches maturity on February 13, 2013.

At September 30, 2012, we were not in compliance with the current ratio financial covenant, the tangible net worth financial covenant and the interest coverage ratio of our loan agreement with the bank, but we have obtained a waiver from the terms of those covenants.   We are not in default on any principal, interest or sinking fund payment.

At September 30, 2012, our accounts receivable totaled $1,653,237, compared to $1,872,067 at December 31, 2011, a $218,830 or 11.7% decrease.  This was primarily due to lower oil and gas receivables due to a decline in natural gas production and prices at September 30, 2012 when compared to the year-end at December 31, 2011.  At September 30, 2012, our accounts payable and accrued expenses totaled $4,201,486, a decrease of $341,255 or 7.5% from the accounts payable at December 31, 2011, of $4,542,741, mainly due to a decrease in revenues payable from the lower oil and gas production and revenues.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  We believe that we have sufficient liquidity for the remainder of 2012 and do not foresee any liquidity demands that cannot be met from cash flow or financing activities such as our current Preferred Stock Offering and effective Form S-3 filed with the SEC.

Operating Activities.  Net cash used by operating activities totaled $136,971 for the nine month period ended September 30, 2012 and net cash provided by operating activities totaled $2,174,182 for the nine month period ended September 30, 2011.  This $2,311,153 difference was mainly due to our lower oil and natural gas revenues and lower decreases in accounts payable for the period in 2012.

Investing Activities.  Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $773,231, and $2,412,153 for the nine month periods ended September 30, 2012 and 2011, respectively.  This decrease in capital acquisition costs was due to the drilling of five wells during the period in 2011 while there was no drilling of new wells during the period in 2012.  During the nine month period in 2012, Royale also received proceeds of $1,737 relating to the sale of stock.  During the same period in 2011, we received proceeds of $806,353 relating to the sale of certain oil and natural gas properties in Kern County, California and Gaines County, Texas.

Financing Activities.  Net cash used by financing activities totaled $466,860 and provided $701,489 for the nine month period ended September 30, 2012 and 2011, respectively.  This difference was primarily due to principal payments totaling $1,800,000 on the Company’s letter of credit facility with Texas Capital Bank, during the period on 2012.  During first nine months of 2012, options were exercised by one director for a total of 88,692 shares of the Company’s common stock in exchange for proceeds of $299,500.  Additionally during the period, Royale received proceeds of $1,033,640 and issued 212,320 shares of its common stock relating to its market equity offering program.  The proceeds were added to working capital and used for ordinary operating expense.  Also during the period in 2012, five directors exchanged 195,000 options in a cashless exercise for 76,346 common shares.  During the first nine months of 2011, several warrants were exercised in exchange for shares of Royale’s common stock.  Royale received $1,051,489 and issued 468,928 shares of its common stock relating to these 2011 exercises.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $2.38 per Mcf to a high of $3.29 per Mcf for the first nine months of 2012.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2012.

No changes occurred in our internal control over financial reporting during the nine months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

National Fuel Corporation (“NFC”) v. Royale Energy, Inc. , No. 080800735 Uintah County, Utah. NFC filed this lawsuit seeking to remove Royale as operator of property in which Royale is the 75% record owner and operator and NFC is a non-operator with a 25% ownership.  Trial was held on October 18-21, 2011.  On February 2, 2012, the Court issued its ruling, denying NFC’s request to remove Royale as operator.  Judgment was entered on April 6, 2012.   NFC filed a notice of appeal.  We anticipate that a briefing schedule will be set soon; it is our intent to defend the judgment vigorously.

Douglas Jones v. Royale Energy, Inc., et.al.
On July 1, 2010, Douglas Jones filed a lawsuit against the Company in the Circuit Court, 17th Judicial District, Broward County, Florida.  Mr. Jones was an independent contractor handling certain aspects of sales for the Company prior to July 2, 2008.  He asserts that he is entitled to an unspecified amount for commissions and expenses.  The Company denies that any money is owed to Mr. Jones..  On August 16, 2010, the Company filed a motion to dismiss the lawsuit for lack of jurisdiction in the Florida courts.  The Court had set the motion to dismiss for hearing on March 15, 2012, but it was taken off calendar at the request of plaintiff.  No new hearing date has been set, and there has been no ruling on the motion, which has now been pending for two years.    If the case is not dismissed on the jurisdictional motion, Royale intends to answer the complaint and oppose the lawsuit vigorously.   Plaintiff has filed a motion to compel mediation; that motion is set for hearing on December 3, 2012.  Royale has taken the position that the Court has no jurisdiction to rule on the mediation motion until the motion to dismiss has been decided.

Item 1A.  Risk Factors

Please review the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

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

ROYALE ENERGY, INC.

Date: November 9, 2012	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: November 9, 2012	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President, Co-Chief Executive Officer, and Chief Financial Officer