Form 10-K/A
period 2012-12-31
ROYALE ENERGY INC
filed 2013-04-30
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
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

The sole purpose of this amendment is to add to the annual report the information contained in Part III, which information is also contained in our preliminary proxy statement to be filed with the SEC on April 30, 2013. No changes have been made in Parts I or II or in the audited financial statements contained in this Report.

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

PART III

Item 10                        Directors and Executive Officers of the Registrant

All of our directors serve one year terms from the time of their election to the time their successor is elected and qualified.  The following information is furnished with respect to each director and executive officer who served as such during the fiscal year ended December 31, 2012:

Name	Age	First Became Director or Executive Officer	Positions Held

Harry E. Hosmer	82	1986	Chairman of the Board
Donald H. Hosmer	59	1987	Co-President, Co-Chief Executive Officer and Director
Stephen M. Hosmer	46	1996	Co-President, Co-Chief Executive Officer, Chief Financial Officer, Secretary, and Director
Oscar A. Hildebrandt (1) (2) (3)	77	1995	Director
George M. Watters (1) (2)	93	1991	Director
Gary Grinsfelder (1), (3)	64	2007	Director
Tony Hall (2) (3)	71	2007	Director

(1)           Member of the audit committee.
(2)           Member of the compensation committee.
(3)           Member of the nominations committee.

The board has determined that directors Gary Grinsfelder, Tony Hall, Oscar Hildebrandt, and George M. Watters qualify as independent directors under NASDAQ rules.

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

Stephen M. Hosmer – Co-President, Co-Chief Executive Officer, Chief Financial Officer, Secretary, and Director

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

Oscar Hildebrandt, D.V.M. – Director

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

Gary Grinsfelder – Director

Mr. Grinsfelder is a geologist and manager with 38 years’ experience in oil and gas exploration, exploitation and property evaluation.  Currently Mr. Grinsfelder is Vice President – Exploration of LeFrak Energy.  Previously he was President of TXCO Resources.  He has also served in geologic and management roles for Output Exploration, LLC, Araxas Exploration, Inc., Triad Energy Corporation, Spartan Petroleum Corporation, American Petrofina Company of Texas, Union Oil Company of California and Degolyer and MacNaughton.  He received a Bachelor of Science degree in 1972 from Southern Methodist University and has performed graduate studies at the University of Puerto Rico Department of Marine Science and University of Houston Department of Geology.

Tony Hall – Director

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

George M. Watters – Director

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

Audit Committee

The board has appointed an audit committee to assist the board of directors in carrying out its responsibility as to the independence and competence of the Company’s independent public accountants. In accordance with the rules of NASDAQ for listed companies, all members of the audit committee are independent members of the board of directors.  The audit committee operates pursuant to an audit committee charger which has been adopted by the board of directors to define the committee’s responsibilities.  A copy of the audit committee charter is posted on our website, www.royl.com  The board has determined that Oscar A. Hildebrandt qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of the Securities and Exchange Commission.

In 2012, the members of the audit committee were Oscar A. Hildebrandt, chair, George M. Watters and Gary Grinsfelder.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for our directors and executive officers.  The code is posted on our website, www.royl.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that Royale Energy's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish Royale Energy with copies of all such reports they file.  Based solely upon a review of the copies of the forms furnished to Royale Energy, or representations from certain reporting persons that no reports were required, Royale Energy believes that no persons failed to file required reports on a timely basis for 2012.

Item 11                        Executive Compensation

The following table summarizes the compensation of the chief executive officer, chief financial officer and the two other most highly non-executive employees (the “named executives and employees”) of Royale Energy and its subsidiaries during the past year.  No stock options, stock awards or other plan based compensation were made during 2012.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	All Other Compensation (3)	Total
		($)	($)	($)	($)	($)	($)

Donald H. Hosmer	2012	$230,192				$6,906	$237,098
Co-President and Co-CEO	2011	$230,192	$50,000	$16,550	$5,285	$8,406	$310,864
	2010	$230,192	$50,000	$16,550	$9,344	$7,350	$313,436

Stephen M. Hosmer	2012	$230,192				$19,110	$249,302
Co-President, Co-CEO & CFO	2011	$230,192	$50,000	$16,550	$5,285	$20,766	$323,224
	2010	$231,205	$50,000	$16,550	$9,344	$19,350	$326,449

Mohamed Abdel-Rahmen (4)	2012	$204,615				$12,496	$217,085
VP Exploration	2011	$204,615				$6,138	$210,753
	2010	$198,365				$5,951	$204,316

Charles Tiano (4)	2012	$56,269	$138,450			$9,736	$204,455
Director of Investor Relations	2011	$56,058	$225,348			$8,442	$289,848
	2010	$55,635	$168,858				$224,493

(1)  On November 6, 2008, Donald H. Hosmer and Stephen M. Hosmer were each awarded 15,000 shares of common stock for services rendered during 2008.  The closing price of Royale Energy’s common stock on that date was $3.31 per share.  One third of the shares vested on November 6, 2009, 2010 and 2011.

(2)  On March 23, 2008, Donald Hosmer and Stephen Hosmer (together with the other members of the board of directors) were each granted 45,000 options to purchase common stock at an exercise or base price of $3.50 per share.  These options vested in three parts on March 31, 2008, 2009, and 2010.  The options were granted for a legal life of four years with a service period of three years.

On December 10, 2010, Donald Hosmer and Stephen Hosmer (together with the other members of the board of directors) were each granted 50,000 options to purchase common stock at an exercise or base price of $3.25 per share.  These options vested in two parts on January 1, 2011 and 2012.  The options were granted for a legal life of five years with a service period of two years.

Amounts represent grant date fair value.  See Note 12 of the financial statements contained in our annual report to shareholders on Form 10-K for the year ended December 31, 2011, regarding assumptions underlying the valuation of stock options.  The fair value of the options was calculated using the Black-Scholes option pricing method.

(3) All other compensation consists of matching contributions to the Company’s simple IRA plan, except for Stephen M. Hosmer, who also received a $12,000 car allowance.

(4) Mr. Abdel-Rahmen and Mr. Tiano are highly compensated employees under SEC rules who did not serve as executive officers during 2011.

Stock Options and Equity Compensation; Outstanding Equity Awards at Fiscal Year End

The following table presents the number of unexercised options at the 2012 year end for each named executive officer.  No unvested stock awards were outstanding at the end of 2012.

Options
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date

Donald H. Hosmer	50,000	(1)	-	$3.25	12/31/2015

Stephen M. Hosmer	50,000	(1)	-	$3.25	12/31/2015

(1)
In December 2010, the directors and executive officers of Royale Energy were each granted 50,000 options to purchase common stock at an exercise or base price of $3.25 per share, in consideration of their past service on the board.  These options vested and became exercisable over two years, on January 1, 2011 and 2012.  They were granted for a period of five years with a service period of two years.

Compensation Committee Report

Our executive compensation committee has reviewed and discussed the following Compensation Discussion and Analysis with management and, based on its discussion and review, has recommended that the Compensation Discussion and Analysis be included in this proxy statement.

Members of the Compensation Committee:

Oscar A. Hildebrandt, Chair

Tony P. Hall

George M. Watters

In accordance with the rules of NASDAQ for listed companies, all members of the compensation committee are independent members of the board of directors.

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

Determination

To determine executive compensation, the committee, in December each year, meets with our officers to review our compensation programs, discuss the performance of the company, the duties and responsibilities of each of the officers pay levels and business results compared to others similarly situated within the industry.  The committee then makes recommendations to the board of directors for any adjustment to the officers compensation levels.  The committee does not employ compensation consultants to make recommendations on executive compensation.

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

Bonus.  The compensation committee meets annually to determine the quantity, if any, of the cash bonuses of executive officers.  The amount granted is based, subjectively, upon the company’s stock price performance, earnings, revenue, reserves and production.  The committee does not use quantifiable metrics for these criteria; but rather uses each in balance to assess the strength of the company’s performance.  The committee believes that formulaic approaches to cash incentives can foster an unhealthy balance between short-term and long-term goals.  In 2012, the compensation committee did not award bonuses to the company’s executive officers.

Compensation of Directors

In 2012, none of the board members or committee member received fees for attendance at board meetings or committee meetings during the year.  Royale Energy did reimburse directors for the expenses incurred for their services.

In addition, Royale Energy's Chairman of the Board and former President, Harry E. Hosmer, renders and receives compensation for management consulting services to Royale Energy on an ongoing basis.  See Certain Relationships and Related Transactions, page 10.

The following table describes the compensation paid to our directors who are not also named executives for their services in 2012.

Name	Fees earned or paid in cash	Stock awards	Option awards	All Other Compensation (1)	Total
	($)	($)	($)	($)	($)
Harry E. Hosmer	$138,050	$0	$0	$13,264	$151,314
Oscar A. Hildebrandt	$0	$0	$0		$0
George M. Watters	$0	$0	$0		$0
Gary Grinsfelder	$0	$0	$0		$0
Tony P. Hall	$0	$0	$0		$0

(1)  Other compensation paid to Harry E. Hosmer in 2012 consisted of payments for medical and dental insurance coverage.

Item 12                        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

On March 31, 2013, 13,045,465 shares of Royale Energy’s common stock were outstanding.

The following table contains information regarding the ownership of Royale Energy’s common stock as of March 31, 2013, by:

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

Stockholder (1)	Number (2)	Percent

Harry E. Hosmer, (3)	663,692	5.07%

Donald H. Hosmer, (3)	935,302	7.14%

Stephen M. Hosmer, (3) (4)	1,260,235	9.62%

Oscar A. Hildebrandt (2), (5)	153,936	1.15%

Gary Grinsfelder	45,440	*

Tony P. Hall	68,749	*

George M. Watters, (6)	154,477	1.17%

All officers and directors as a group	3,311,031	24.61%

* Less than 1%

(1)  The mailing address of each listed stockholder is 7676 Hazard Center Drive, Suite 1500, San Diego, California 92108.

(2)  Includes options to purchase the following number of shares of common stock which were vested and exercisable on March 31, 2012:  Harry E. Hosmer 50,000, Donald H. Hosmer 50,000; Stephen M. Hosmer 50,000; Gary Grinsfelder 40,000; Tony Hall 50,000; Oscar A. Hildebrandt 6,308; George Watters 50,000.

(3)  Donald H. Hosmer and Stephen M. Hosmer are sons of Harry E. Hosmer, Chairman of the Board.

(4)  Includes 24,000 shares owned by Stephen M. Hosmer’s minor children.

(5)  Includes 48,936 shares held by a trust.

(6)  Includes 65,481 shares held by a trust.

Preferred Stock

Holders Series AA convertible preferred stock have voting rights equal to the number of shares into which they are convertible.  On March 31, 2012, 52,784 shares of Series AA convertible preferred stock were outstanding. The shares of each series of preferred shares are convertible into shares of Royale Energy's common stock at the option of the security holder, at the rate of two shares of convertible preferred stock for each share of common stock.  The preferred stock is not registered under the Securities Exchange Act of 1934, and no market exists for the preferred stock.  The total number of shares of common stock issuable on conversion of all outstanding shares of preferred stock equals less than 1% of the outstanding common stock of Royale Energy.  To Royale Energy's knowledge, none of the preferred shareholders would own more than 1% of Royale Energy's common stock, if their preferred shares were converted to common shares.

Item 13                        Certain Relationships and Related Transactions

In 1989, the board of directors adopted a policy (the “1989 policy”) that permits each director and officer of Royale Energy to purchase from Royale Energy, at its cost, up to one percent (1%) fractional interest in any well to be drilled by Royale Energy.  When an officer or director elects to make such a purchase, the amount charged per each percentage working interest is equal to Royale Energy's actual pro rata cost of drilling and completion, rather than the higher amount that Royale Energy charges to working interest holders for the purchase of a percentage working interest in a well.  Of the current officers and directors, Donald Hosmer, Stephen Hosmer, Harry E. Hosmer, George Watters, Oscar Hildebrandt and Tony Hall at various times have elected under the 1989 policy to purchase interests in certain wells Royale Energy has drilled.

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

Donald and Stephen Hosmer each have participated individually in 166 and 165 wells respectively under the 1989 policy.  The Hosmer Trust, a trust for the benefit of family members of Harry E. Hosmer, has participated in 164 wells.

Investments in wells under the 1989 policy for the three years ended December 31, 2012, 2011, and 2010 are as follows:

	Year	# of fractional interests	Amount
Donald Hosmer	2012	2	$4,186
	2011	7	$42,636
	2010	8	$37,841
Stephen Hosmer	2012	2	$2,537
	2011	7	$37,885
	2010	8	$23,941
Hosmer Trust	2012	2	$2,537
	2011	7	$34,033
	2010	8	$25,093

Current officers and directors were billed 3,451, $23,010 and $15,387 for their interests for the three years ended December 31, 2012, 2011, and 2010, respectively.

Royale Energy's Chairman of the Board and former President, Harry E. Hosmer, renders management consulting services to Royale Energy on an ongoing basis.  Royale Energy compensated Mr. Hosmer $138,050, $168,882 and $169,824  for his consulting services in 2012, 2011, and 2010, respectively, and pays his medical insurance costs.  Mr. Hosmer's consulting services are in conjunction with his service on the board of directors, for which he receives reimbursement of expenses to attend meetings.

Item 14                        Principal Accountant Fees and Services

Padgett Stratemann LLP served as the independent auditors to audit the Company’s financial statements for the fiscal year ended December 31, 2012.  The aggregate fees billed by them for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Audit fees (1)	$110,299	$113,650
Tax fees (2)	-	-
All other fees (3)	$31,350	$1,400
Total	$141,649	$115,050

(1)  Audit fees are fees for professional services rendered for the audit of Royale Energy’s annual financial statements, reviews of financial statements included in the company’s Forms 10-Q, and reviews of documents filed with the U.S. Securities and Exchange Commission.

(2)  Tax fees consist of tax planning, consulting and tax return reviews.

(3)  Other fees consist of work on registration statements under the Securities Act of 1933.

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

Royale Energy, Inc.

Date:	April 30, 2013	/s/ Donald H.. Hosmer
Donald H.. Hosmer
Co-President and Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 30, 2013	/s/ Harry E. Hosmer
Harry E. Hosmer
Chairman of the Board of Directors
Date:	April 30, 2013	/s/ Donald H. Hosmer
Donald H. Hosmer
Director, Co-President, Co-Chief Executive Officer
Date:	April 30, 2013	/s/ Stephen M. Hosmer
Stephen M. Hosmer
Director, Co-President, Co-Chief Executive Officer, Chief Financial Officer and Secretary
Date:	April 30, 2013	/s/ Tony Hall
Tony Hall
Director
Date:	April 30, 2013	/s/ Oscar A. Hildebrandt
Oscar A. Hildebrandt
Director
Date:	April 30, 2013	/s/ Gary Grinsfelder
Gary Grinsfelder
Director
Date:	April 30, 2013	/s/ George M. Watters
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