Form 10-Q
period 2013-03-31
ROYALE ENERGY INC
filed 2013-05-15
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☐    No  ☒

At March 31, 2013, a total of 13,045,465 shares of registrant’s common stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$1,639,071	$1,489,930
Accounts Receivable, net	1,377,805	3,969,160
Prepaid Expenses	1,041,498	469,038
Inventory	612,464	612,464

Total Current Assets	4,670,838	6,540,592

Other Assets	6,946	6,946

Oil and Gas Properties, at cost, (successful efforts basis), Equipment and Fixtures	10,824,822	10,955,797

Total Assets	$15,502,606	$17,503,335

See notes to unaudited financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$4,247,908	$4,932,468
Current Portion of Long-Term Debt	1,253,418	2,258,668
Current Portion of Deferred Tax Liability	1,775	1,775
Deferred Revenue from Turnkey Drilling	8,714,373	8,693,743

Total Current Liabilities	14,217,474	15,886,654

Noncurrent Liabilities:
Asset Retirement Obligation	956,667	954,088

Total Noncurrent Liabilities	956,667	954,088

Total Liabilities	15,174,141	16,840,742

Stockholders' Equity:
Common Stock, no par value, authorized 20,000,000 shares, 13,045,465 and 12,545,465 shares issued; 13,045,465 and 12,545,465 shares outstanding, respectively	34,269,240	33,247,571
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 52,784 and 52,784 shares issued and outstanding, respectively	154,014	154,014
Accumulated (Deficit)	(35,542,727)	(34,186,930)
Paid in Capital	1,447,938	1,447,938

Total Stockholders' Equity	328,465	662,593

Total Liabilities and Stockholders' Equity	$15,502,606	$17,503,335

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF COMPREHENSIVE LOSS
FOR THE QUARTER ENDED MARCH 31, 2013 AND 2012

	2013	2012-Restated
	(Unaudited)	(Unaudited)
Revenues:
Sale of Oil and Gas	$330,895	$496,894
Supervisory Fees and Other	140,771	204,684

Total Revenues	471,666	701,578

Costs and Expenses:
General and Administrative	860,013	1,019,952
Turnkey Drilling and Development	43,143	70,400
Lease Operating	292,822	295,510
Geological and Geophysical Expense	0	359,029
Inventory Write Down	0	62,744
Legal and Accounting	171,631	270,303
Marketing	37,626	154,219
Depreciation, Depletion and Amortization	221,360	363,462

Total Costs and Expenses	1,626,595	2,595,619

Gain on Sale of Assets	0	1,307

Loss From Operations	(1,154,929)	(1,892,734)
Other Income (Expense):
Interest Expense	(200,868)	(32,738)

Loss Before Income Tax Expense	(1,355,797)	(1,925,472)
Income Tax Benefit	0	(558,617)

Net Loss	$(1,355,797)	(1,366,855)

Basic Loss Per Share	$(0.11)	$(0.13)

Diluted Loss Per Share	$(0.11)	$(0.13)

Other Comprehensive Income
Unrealized Gain on Equity Securities	$0	$1,672

Other Comprehensive Income, before tax	0	1,672
Income Tax Expense Related to Items of Other Comprehensive Income	0	485

Other Comprehensive Income, net of tax	0	1,187

Comprehensive Loss	$(1,355,797)	$(1,365,668)

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	2013	2012-Restated
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,355,797)	$(1,366,855)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	221,360	363,462
Gain on Sale of Assets	0	(1,307)
Inventory Write Down	0	62,744
Stock-Based Compensation, net of adjustments	0	9,815
Debt Discount Amortization, net of adjustments	178,083	0
Decrease (Increase) in:
Accounts Receivable	2,591,355	270,719
Prepaid Expenses and Other Assets	(572,460)	39,398
Increase (Decrease) in:
Accounts Payable and Accrued expenses	(681,981)	284,224
Deferred Revenues - DWI	20,630	1,199,939
Deferred Income Tax expense (benefit)	0	(558,617)

Net Cash Provided by Operating Activities	401,190	303,522

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(90,384)	(345,891)
Proceeds from Sale of Assets	0	1,307

Net Cash Used by Investing Activities	(90,384)	(344,584)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(1,183,333)	(400,000)
Proceeds from Stock Option and Warrant Exercises	0	299,499
Proceeds from Sale of Common Stock	1,021,668	286,339

Net Cash Used by Financing Activities	(161,665)	185,838

Net Increase in Cash and Cash Equivalents	149,141	144,776

Cash at Beginning of Year	$1,489,930	$2,946,131

Cash at End of Period	$1,639,071	$3,090,907

Cash Paid for Interest	$22,785	$32,738

Cash Paid for Taxes	$800	$800

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

NOTE 2 – LOSS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Three Months ended March 31, 2013
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Loss Per Share:
Net loss available to common stock	$(1,355,797)	12,673,243	$(0.11)

Diluted Loss Per Share:
Effect of dilutive securities and stock options	0	0	0

Net loss available to common stock	$(1,355,797)	12,673,243	$(0.11)

	For the Three Months ended March 31, 2012 - Restated
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Loss Per Share:
Net income available to common stock	$(1,366,855)	10,846,102	$(0.13)

Diluted Loss Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net loss available to common stock	$(1,366,855)	10,846,102	$(0.13)

For the three months ended March 31, 2013 and 2012, Royale Energy had dilutive securities of 643,017 and 652,738, respectively.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	March 31, 2013 (Unaudited)	December 31, 2012 (Unaudited)
Oil and Gas
Producing properties, including drilling costs	$24,364,562	$24,327,806
Undeveloped properties	4,086,079	4,034,292
Lease and well equipment	9,724,602	9,724,602
	38,175,243	38,086,700

Accumulated depletion, depreciation & amortization	(27,964,970)	(27,756,493)
	10,210,273	10,330,207
Commercial and Other
Real estate, including furniture and fixtures	$502,344	$502,344
Vehicles	151,669	151,669
Furniture and equipment	1,299,300	1,299,300
	1,953,313	1,953,313
Accumulated depreciation	(1,338,764)	(1,327,723)
	614,549	625,590

	$10,824,822	$10,955,797

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB Accounting Standards Codification requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the periods in 2013 or 2012.

NOTE 4 – STOCK BASED COMPENSATION

During the Board of Directors meeting held in December 2010, directors and officers of Royale Energy were each granted 50,000 stock options, a total of 400,000 options, to purchase common stock at an exercise price of $3.25 per share.  These options are to vest in two parts; the first 200,000 options vested on January 1, 2011; the remaining 200,000 options vested on January 1, 2012.  The options were granted with a legal life of five years, and a service period of two years beginning on January 1, 2011.  During the first quarter of 2012, Royale recognized compensation costs of $9,815 and a tax benefit of $2,848 relating to this option grant.

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

Royale Energy identifies reportable segments by product. Royale Energy includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss. Royale Energy also includes interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss.

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the three months ended March 31, 2013, and 2012:

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Three Months Ended March 31, 2013:
Revenues from External Customers	$330,895	0	330,895

Supervisory Fees	140,670	0	140,670

Interest Revenue	0	101	101

Interest Expense	100,434	100,434	200,868

Operating Expenses for Segment Assets	901,492	503,743	1,405,235

Depreciation, Depletion and Amortization	210,292	11,068	221,360

Gain on Sale of Assets	0	0	0

Income Tax Benefit	0	0	0

Total Assets	$14,727,476	775,130	15,502,606

Net Loss	$(740,653)	(615,144)	(1,355,797)

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Three Months Ended March 31, 2012 - Restated:
Revenues from External Customers	$496,894	$0	$496,894

Supervisory Fees	202,079	0	202,079

Interest Revenue	0	2,605	2,605

Interest Expense	16,369	16,369	32,738

Expenditures for Segment Assets	1,478,534	753,623	2,232,157

Depreciation, Depletion and Amortization	345,289	18,173	363,462

Gain on Sale of Assets	1,307	0	1,307

Income Tax Benefit	(330,711)	(227,906)	(558,617)

Total Assets	$20,007,211	$1,053,011	$21,060,222

Net Loss	$(809,201)	$(557,654)	$(1,366,855)

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – RESTATEMENT TO REFLECT CHANGE IN REVENUE RECOGNITION POLICY

The Company has restated its previously issued 2012 financial statements for the correction of an error in the method of revenue recognition.  The effect on the Company’s issued March 31, 2012 financial statements is summarized below:

	As Previously
	Reported	As Restated

Balance sheet as of March 31, 2012:
Deferred Tax Asset-Noncurrent	$6,541,634	$6,614,420
Total Assets	20,987,436	21,060,222
Deferred Revenue from Turnkey Drilling	5,828,910	6,079,792
Total Current Liabilities	13,004,809	13,255,691
Total Liabilities	13,583,213	13,834,095
Accumulated Deficit	22,100,521	22,278,617
Total paid in capital and accumulated deficit	6,941,780	6,763,684
Total Stockholder’s Equity	7,404,223	7,226,127
Total Liabilities and Stockholder’s Equity	20,987,436	21,060,222

Statement of Comprehensive Loss for the period ended March 31, 2012:
Turnkey Drilling	250,882	0
Total Revenues	952,460	701,578
Income From Operations	(1,641,852)	(1,892,734)
Income Before Income Tax Expense	(1,674,590)	(1,925,472)
Income Tax Benefit	(485,831)	(558,617)
Net Loss	(1,188,759)	(1,366,855)
Comprehensive Loss	(1,187,572)	(1,365,668)

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

Results of Operations

For the first quarter of 2013, we had a net loss of $1,355,797 compared to net loss of $1,366,855 during the first quarter of 2012, an $11,058 change.  Total revenues for the first quarter in 2013 were $471,666, a decrease of $229,912 or 32.8% from the total revenues of $701,578 during the period in 2012.  The lower net profits and revenues were the result of a decrease in oil and natural gas production volumes and lower supervisory fees during the quarter in 2013, when compared to 2012.

In the first quarter of 2013, revenues from oil and gas production decreased $165,999 or 33.4% to $330,895 from the 2012 first quarter revenues of $496,894.  This decrease was due to lower natural gas production, stemming from the natural declines of our existing wells and pipeline issues in one of our main producing fields.  During February 2013, PG&E shut down the pipeline operations in our Lonestar field for approximately two weeks, due to issues with the pipeline oderizer.  The net sales volume of natural gas for the quarter ended March 31, 2013, was approximately 88,530 Mcf with an average price of $3.48 per Mcf, versus 169,371 Mcf with an average price of $2.63 per Mcf for the first quarter of 2012.  This represents a decrease in net sales volume of 80,841 Mcf or 47.7%.  The net sales volume for oil and condensate (natural gas liquids) production was 280 barrels with an average price of $87.67 per barrel for the first three months of 2013, compared to 527 barrels at an average price of $94.64 per barrel for the first three months in 2012.  This represents a decrease in net sales volume of 247 barrels, or 46.9%.

Oil and natural gas lease operating expenses decreased by $2,688 or 1.0%, to $292,822 for the quarter ended March 31, 2013, from $295,510 for the quarter in 2012.  This difference was mainly due a decrease in compression charges due to the lower production volumes during the period in 2013.

For the quarter ended March 31, 2013, turnkey drilling and development costs decreased $27,257 or 38.7% to $43,143 in 2013 from $70,400 during the quarter in 2012.  The costs incurred during the periods in 2013 and 2012 were carryover expenses from wells drilled during December 2012 and 2011, respectively.  During the first three months of 2013 and 2012 we did not drill any new wells, due to the lower overall natural gas commodity prices.  Thus far in 2013, we have processed permits on two wells in California, which we expect to drill during the second quarter of 2013.

The aggregate of supervisory fees and other income was $140,771 for quarter ended March 31, 2013, a decrease of $63,913 or 31.2% from $204,684 during the period in 2012.  This decrease was the result of lower overhead rates during the period in 2013, due to lower production volumes.

Depreciation, depletion and amortization expense decreased to $221,360 from $363,462, a decrease of $142,102 or 39.1% for the quarter ended March 31, 2013, as compared to the same period in 2012. The depletion rate is calculated using production as a percentage of reserves.  This decrease in depreciation expense was mainly due to a lower depletion rate because of lower production volumes during 2012.

General and administrative expenses decreased by $159,939 or 15.7% from $1,019,952 for the quarter ended March 31, 2012, to $860,013 for the period in 2013. This decrease was primarily due to lower employee related compensation expenses during the period in 2013, due to continued cost control measures.  Marketing expense for the quarter ended March 31, 2013, decreased $116,593, or 75.6%, to $37,626, compared to $154,219 for the same period in 2012. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $171,631 for the period, compared to $270,303 for the same period in 2012, a $98,672 or 36.5% decrease.  The decrease in legal and accounting expense was a result of a litigation settlement reached during the period in 2012, resulting in lower legal fees during the period in 2013.

During 2011, we began a new seismic survey in Northern California of which a majority of the actual seismic work took place during the first quarter of 2012.  As a result we recorded Geological and Geophysical expenses of $359,029 during the first quarter of 2012.  There were no Geological and Geophysical expenses in the first quarter of 2013.  In 2012, we recorded a gain of $1,307 on the sale of a non-oil and gas asset.   Additionally during 2012, we had a write down of $62,744 on certain oil and gas inventory to its estimated current market value.

Interest expense increased to $200,868 for the quarter ended March 31, 2013, from $32,738 for the same period in 2012, a $168,130, or 513.6% increase. This increase was mainly due to the interest on a new convertible note payable obtained during the fourth quarter of 2012.  For the first quarter in 2013, there was no income tax benefit or expense, as the Company has recorded a full valuation allowance against all deferred tax assets at December 31, 2012.  For the same period in 2012, we had an income tax benefit of $558,617 due to net operating loss.

Capital Resources and Liquidity

At March 31, 2013, Royale Energy had current assets totaling $ 4,670,838 and current liabilities totaling $14,217,474, a $9,546,636 working capital deficit.  We had cash and cash equivalents at March 31, 2013, of $1,639,071 compared to $1,489,930 at December 31, 2012.

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

In October 2012, the Company obtained $3 million from sale of a convertible note.  See, The Company’s Prospectus Supplement filed pursuant to Rule 424(b) on October 29, 2012, and the Company’s Form 8-K filed on October 29, 2012.  The Company used these proceeds for general corporate purposes, including the reduction of outstanding bank debt and for capital expenditures on oil and gas development.  The note may, at the Company’s option, be repaid by converting the interest and principal amounts due to common stock, thus reducing the Company’s cash needs to service its debt.  At March 31, 2013, the net outstanding balance of this note was $1,253,418.

At March 31, 2013, our accounts receivable totaled $1,377,805, compared to $3,969,160 at December 31, 2012, a $2,591,355 or 65.3% decrease.  This was primarily due to an approximately $2,500,000 receivable, as part of the sale of common stock sold at year end December 2012.  This common stock receivable was collected on January 4, 2013.  At March 31, 2013, our accounts payable and accrued expenses totaled $4,247,908, a decrease of $684,560 or 13.9% from the accounts payable at December 31, 2012, of $4,932,468, mainly due to a decrease in payables related drilling costs for wells that were drilled during December 2012.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  We believe that we have sufficient liquidity for the remainder of 2013 and do not foresee any liquidity demands that cannot be met from cash flow or financing activities.

Operating Activities.  Net cash provided by operating activities totaled $401,190 and $303,522 for the three month period ended March 31, 2013 and 2012, respectively.  This $97,668 or 32.2% increase in cash provided was mainly due to the  collection of accounts receivable and cost control measures during the quarter in 2013.

Investing Activities.  Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $90,384 and $344,584 for the three month period ended March 31, 2013 and 2012, respectively.  This decrease was due to lower drilling completion costs during the quarter in 2013, as the Company completed one well begun at the end of 2012.  During the first quarter of 2012, Royale also received proceeds of $1,307 relating to a sale of stock in 2012.

Financing Activities.  Net cash used by financing activities totaled $161,655 in the first quarter of 2013, while $185,838 was provided by financing activities for the three month period ended March 31, 2012.  During the quarter ended March 31, 2013, Royale received proceeds of $1,021,668 and issued 500,000 shares of its common stock relating to its market equity offering program.  During the quarter ended March 31, 2012, options were exercised by one director for a total of 88,692 shares of the Company’s common stock in exchange for proceeds of $299,499.  Additionally during the period, Royale received proceeds of $286,339 and issued 53,676 shares of its common stock relating to its market equity offering program.  Also during the period in 2012, four director's exchanged 150,000 options in a cashless exercise for 62,350 common shares.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $3.64 per Mcf to a high of $4.04 per Mcf for the first three months of 2013.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2012.

No changes occurred in our internal control over financial reporting during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

National Fuel Corporation (“NFC”) v. Royale Energy, Inc., No. 080800735, Uintah County, Utah.   This lawsuit is concluded.  The appeal was dismissed and the litigation has been concluded.

Douglas Jones v. Royale Energy, Inc., et.al.
On July 1, 2010, Douglas Jones filed a lawsuit against the Company in the Circuit Court, 17th Judicial District, Broward County, Florida.  Mr. Jones was an independent contractor handling certain aspects of sales for the Company prior to July 2, 2008.  He asserts that he is entitled to an unspecified amount for commissions and expenses.  The Company denies that any money is owed to Mr. Jones.  On August 16, 2010, the Company through Florida counsel Adam Hodkin, filed a motion to dismiss the lawsuit for lack of jurisdiction in the Florida courts. The Court ruled that it wanted to have an evidentiary hearing on the motion, but no hearing date has been set; we do not anticipate that the hearing will be held until fall 2013.  If the motion to dismiss is denied, Royale intends to answer the complaint and oppose the lawsuit vigorously.

Item 1A.  Risk Factors

Please review the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

ROYALE ENERGY, INC.

Date: May 15, 2013	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: May 15, 2013	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President, Co-Chief Executive Officer, and Chief Financial Officer