Form 10-Q
period 2013-06-30
ROYALE ENERGY INC
filed 2013-08-05
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At June 30, 2013, a total of 14,186,907 shares of registrant’s common stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$3,499,489	$1,489,930
Accounts Receivable, net	3,543,113	3,969,160
Prepaid Expenses	764,481	469,038
Available for Sale Security	6,503	0
Inventory	354,421	612,464

Total Current Assets	8,168,007	6,540,592

Other Assets	946	6,946

Oil and Gas Properties, at cost, (successful efforts basis), Equipment and Fixtures	10,072,594	10,955,797

Total Assets	$18,241,547	$17,503,335

See notes to unaudited financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$4,498,964	$4,932,468
Current Portion of Long-Term Debt, Net of Discount	401,371	2,258,668
Current Portion of Deferred Tax Liability	1,775	1,775
Deferred Revenue from Turnkey Drilling	8,575,625	8,693,743

Total Current Liabilities	13,477,735	15,886,654

Noncurrent Liabilities:
Asset Retirement Obligation	935,535	954,088

Total Noncurrent Liabilities	935,535	954,088

Total Liabilities	14,413,270	16,840,742

Stockholders' Equity:
Common Stock, no par value, 20,000,000 shares authorized, 14,186,907 and 12,545,465 shares issued and outstanding , respectively	36,668,875	33,247,571
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 52,784 and 52,784 shares issued and outstanding, respectively	154,014	154,014
Accumulated Deficit	(33,637,132)	(34,186,930)
Paid in Capital	642,520	1,447,938

Total Stockholders' Equity	3,828,277	662,593

Total Liabilities and Stockholders' Equity	$18,241,547	$17,503,335

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012-restated	2013	2012-restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$457,101	$370,950	$787,996	$867,844
Turnkey drilling	893,667	0	893,667	0
Supervisory Fees and Other	184,267	164,863	325,038	369,547

Total Revenues	1,535,035	535,813	2,006,701	1,237,391

Costs and Expenses:
General and Administrative	696,201	991,495	1,556,214	2,011,447
Turnkey Drilling and Development	498,700	119,758	541,843	190,158
Lease Operating	241,128	310,821	533,950	606,331
Lease Impairment	0	181,627	0	181,627
Geological and Geophysical Expense	0	63,657	0	422,686
Inventory Write Down	0	0	0	62,744
Legal and Accounting	80,833	149,572	252,464	419,875
Marketing	65,095	171,922	102,721	326,141
Depreciation, Depletion and Amortization	239,904	373,657	461,264	737,119

Total Costs and Expenses	1,821,861	2,362,509	3,448,456	4,958,128

Gain on Sale of Assets	2,294,920	430	2,294,920	1,737

Income (Loss) From Operations	2,008,094	(1,826,266)	853,165	(3,719,000)
Other Income (Expense):
Interest Expense	(102,499)	(35,624)	(303,367)	(68,362)

Income (Loss) Before Income Tax Expense (Benefit)	1,905,595	(1,861,890)	549,798	(3,787,362)
Income tax provision (benefit)	0	(545,166)	0	(1,103,783)

Net Income (Loss)	$1,905,595	$(1,316,724)	$549,798	$(2,683,579)

Basic Earnings (Loss) Per Share	$0.14	$(0.12)	$0.04	$(0.24)

Diluted Earnings (Loss) Per Share	$0.14	$(0.12)	$0.04	$(0.24)

Other Comprehensive Income
Unrealized Gain on Equity Securities	$0	$0	$0	$342

Other Comprehensive Income, before tax	0	0	0	342
Income Tax Expense Related to Items of Other Comprehensive Income	0	0	0	99

Other Comprehensive Income, net of tax	0	0	0	243

Comprehensive Income (Loss)	$1,905,595	$(1,316,724)	$549,798	$(2,683,336)

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	2013	2012-Restated
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$549,798	$(2,683,579)

Adjustments to Reconcile Net Income (Loss) to Net Cash Used by Operating Activities:
Depreciation, Depletion and Amortization	461,264	737,119
Lease Impairment	0	181,627
Gain on Sale of Assets	(2,294,920)	(1,737)
Inventory Write Down	0	62,744
Stock-Based Compensation, net of adjustments	0	19,630
Debt Discount Amortization, net of adjustments	280,583	0
Decrease (Increase) in:
Accounts Receivable	426,047	349,529
Prepaid Expenses and Other Assets	(119,584)	77,009
Increase (Decrease) in:
Accounts Payable and Accrued expenses	(452,057)	(102,834)
Deferred Revenues - DWI	(118,118)	2,409,940
Deferred Income Tax expense (benefit)	0	(1,103,782)

Net Cash Used by Operating Activities	(1,266,987)	(54,334)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(614,615)	(379,619)
Proceeds from Sale of Assets	3,413,155	1,737

Net Cash Provided (Used) by Investing Activities	2,798,540	(377,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(1,183,333)	(1,200,000)
Proceeds from Stock Option and Warrant Exercises	639,671	1,156,635
Proceeds from Sale of Common Stock	1,021,668	0

Net Cash Provided (Used) by Financing Activities	478,006	(43,365)

Net Increase/Decrease in Cash and Cash Equivalents	2,009,559	(475,581)

Cash at Beginning of Year	$1,489,930	$2,946,131

Cash at End of Period	$3,499,489	$2,470,550

Cash Paid for Interest	$22,785	$60,485

Cash Paid for Taxes	$800	$800

Non-Cash Investing and Financing Transactions
Conversion of Debt to Common Stock	$954,547	$0

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

NOTE 2 – EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Six Months ended June 30, 2013
	Earnings (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net Income available to common stock	$549,798	13,211,602	$0.04

Diluted Earnings (Loss) Per Share:
Effect of dilutive securities and stock options	0	296,503	0.00

Net Earnings (loss) available to common stock	$549,798	13,508,105	$0.04

	For the Six Months ended June 30, 2012 - Restated
	Earnings (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$(2,683,579)	10,977,537	$(0.24)

Diluted Earning (Loss) Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net Earnings (loss) available to common stock	$(2,683,579)	10,977,537	$(0.24)

For the six months ended June 30, 2012, Royale Energy had dilutive securities of 781,304.  These securities were not included in the dilutive earnings (loss) per share due to their antidilutive nature.

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
Oil and Gas
Producing properties, including drilling costs	$24,760,832	$24,327,806
Undeveloped properties	3,105,900	4,034,292
Lease and well equipment	9,794,395	9,724,602
	37,661,127	38,086,700

Accumulated depletion, depreciation & amortization	(28,192,241)	(27,756,493)
	9,468,886	10,330,207
Commercial and Other
Real estate, including furniture and fixtures	$502,344	$502,344
Vehicles	151,669	151,669
Furniture and equipment	1,299,300	1,299,300
	1,953,313	1,953,313
Accumulated depreciation	(1,349,605)	(1,327,723)
	603,708	625,590

	$10,072,594	$10,955,797

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

NOTE 4 – STOCK BASED COMPENSATION

During the Board of Directors meeting held in December 2010, directors and officers of Royale Energy were each granted 50,000 stock options, a total of 400,000 options, to purchase common stock at an exercise price of $3.25 per share.  These options are to vest in two parts; the first 200,000 options vested on January 1, 2011; the remaining 200,000 options vested on January 1, 2012.  The options were granted with a legal life of five years, and a service period of two years beginning on January 1, 2011.  During the first six months of 2012 Royale recognized costs of $19,630 relating to this grant as well as $5,696 in a tax benefit relating to this grant.  No stock-based compensation was recognized during the first six months of 2013.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the six months ended June 30, 2013, and 2012 -Restated:

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Six Months Ended June 30, 2013:
Revenues from External Customers	$787,996	893,667	1,681,663

Supervisory Fees	307,553	0	307,553

Interest Revenue	0	17,485	17,485

Interest Expense	151,684	151,683	303,367

Operating Expenses for Segment Assets	1,601,070	1,386,122	2,987,192

Depreciation, Depletion and Amortization	438,201	23,063	461,264

Gain on Sale of Assets	2,294,920	0	2,294,920

Income Tax Benefit	0	0	0

Total Assets	$17,329,470	912,077	18,241,547

Net Income (Loss)	$1,199,514	(649,716)	549,798

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Six Months Ended June 30, 2012 - Restated:
Revenues from External Customers	$867,844	$0	$867,844

Supervisory Fees	364,763	0	364,763

Interest Revenue	0	4,784	4,784

Interest Expense	34,181	34,181	68,362

Expenditures for Segment Assets	2,526,241	1,513,141	4,039,382

Depreciation, Depletion and Amortization	700,263	36,856	737,119

Lease Impairment	90,814	90,813	181,627

Gain on Sale of Assets	1,737	0	1,737

Income Tax Benefit	(617,020)	(486,763)	(1,103,783)

Total Assets	$19,328,436	$1,017,286	$20,345,722

Net Loss	$(1,500,135)	$(1,183,444)	$(2,683,579)

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – RESTATEMENT TO REFLECT CHANGE IN REVENUE RECOGNITION POLICY

The Company has restated its previously issued 2012 financial statements for the correction of an error in the method of revenue recognition.   Subsequent to the issuance of the financial statements of the Company as of December 31, 2012 and 2011, and for the years then ended, we reevaluated our policy regarding the recognition of pre-drilling and drilling service revenue.  Beginning with the fiscal year ending December 31, 2010 we have changed our revenue recognition policy to recognize all pre-drilling and drilling service revenue, provided under turnkey drilling agreements, at the time drilling of the well is completed.  Accordingly, the financial statements as of June 30, 2012, and for the periods then ended have been restated to correct an error in our method of revenue recognition to reflect changes in Deferred Revenue, Accumulated Deficit, Deferred Income Tax Asset, and Turnkey Drilling Revenue  relating to the Company’s revenue recognition method.  The effect on the Company’s issued June 30, 2012 financial statements is summarized below:

	As Previously
	Reported	As Restated

Balance sheet as of June 30, 2012:
Deferred Tax Asset-Noncurrent	$6,986,892	$7,159,586
Total Assets	20,173,028	20,345,722
Deferred Revenue from Turnkey Drilling	6,697,235	7,289,793
Total Current Liabilities	12,682,995	13,275,553
Total Liabilities	13,264,094	13,856,652
Accumulated Deficit	23,175,477	23,595,341
Total paid in capital and accumulated deficit	6,436,676	6,016,812
Total Stockholder’s Equity	6,908,934	6,489,070
Total Liabilities and Stockholder’s Equity	20,173,028	20,345,722

Statement of Comprehensive Loss for the period ended June 30, 2012:
Turnkey Drilling	592,558	0
Total Revenues	1,829,949	1,237,391
Loss From Operations	(3,126,442)	(3,719,000)
LossBefore Income Tax Benefit	(3,194,804)	(3,787,362)
Income Tax Benefit	(931,089)	(1,103,783)
Net Loss	(2,263,715)	(2,683,579)
Comprehensive Loss	(2,263,472)	(2,683,336)

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

Results of Operations

For the six months ended June 30, 2013, we had net income of $549,798 compared to a net loss of $2,683,579, during the same period in 2012, a $3,233,377 improvement.  Total revenues for the first six months of 2013 were $2,006,701, an increase of $769,310 or 62.2% from the total revenues of $1,237,391 during the same period in 2012.  For the quarter ended June 30, 2013, we had a net income of $1,905,595 compared to a net loss of $1,316,724 for the same period in 2012.  The higher net profits and revenues were primarily the result of the sale of a portion of our oil and gas leases in Alaska, see our Form 8-K filed on May 24, 2013, and increased drilling during the period in 2013, when compared to 2012.

During the first six months of 2013, revenues from oil and gas production decreased $79,848 or 9.2% to $787,996 from the 2012 six month revenues of $867,844.  This decrease was due to lower natural gas production, stemming from the natural declines of our existing wells and pipeline issues in one of our main producing fields.  During February 2013, PG&E shut in the pipeline in our Lonestar field for approximately two weeks for non-routine maintenance. The net sales volume of natural gas for the six months ended June 30, 2013, was approximately 197,462 Mcf with an average price of $3.73 per Mcf, versus 315,421 Mcf with an average price of $2.49 per Mcf for the period in 2012.  This represents a decrease in net sales volume of 117,959 Mcf or 37.4%.  The net sales volume for oil and condensate (natural gas liquids) production was 566 barrels with an average price of $92.82 per barrel for the first six months of 2013, compared to 855 barrels at an average price of $94.13 per barrel for the same period in 2012.  This represents a decrease in net sales volume of 289 barrels, or 33.8%.  For the quarter ended June 30, 2013, revenues from oil and gas production increased $86,151 or 23.2% to $457,101 from the 2012 second quarter revenues of $370,950.  During the second quarter 2013, we produced approximately 108,931 Mcf with an average price of $3.94 compared to 146,050 Mcf produced during the same period in 2012 with an average price of $2.33 per Mcf which represents a 37,118 Mcf or 25.4% decrease in net sales volume.  For the second quarter in 2013, oil and condensate production decreased approximately 41 barrels or 12.7%, from 328 barrels produced during the period in 2012 to 286 barrels produced in the same period in 2013.

Oil and natural gas lease operating expenses decreased by $72,381 or 11.9%, to $533,950 for the six months ended June 30, 2013, from $606,331 for the same period in 2012.  For the second quarter in 2013, lease operating expenses decreased $69,693 or 22.4% from the same period in 2012.  These decreases were mainly due to lower overhead, compression and transportation charges related to the lower production volumes during the period in 2013.

For the six months ended June 30, 2013, turnkey drilling revenues were $893,667.  This was due to the drilling of one California well during the second quarter of 2013.  During first six months in 2012, we did not drill any new wells due to lower overall natural gas commodity prices.  For the six months ended June 30, 2013, turnkey drilling and development costs increased $351,685 or 185% to $541,843 in 2013 from $190,158 during the period in 2012.  The costs incurred during the periods in 2013 and 2012 were for the well drilled in 2013 along with carryover expenses from wells drilled during December 2012 and 2011.    During the second quarter in 2013, we processed permits on two wells in California, which we expect to drill during the third quarter of 2013.

The aggregate of supervisory fees and other income was $325,038 for six months ended June 30, 2013, a decrease of $44,509 or 12% from $369,547 during the period in 2012.  This decrease was the result of lower overhead rates during the period in 2013 due to lower production volumes.  During the second quarter 2013, supervisory fees and other income increased $19,404, mainly due to higher drilling overhead and interest income.

Depreciation, depletion and amortization expenses decreased to $461,264 from $737,119, a decrease of $275,855 or 37.4% for the six months ended June 30, 2013, as compared to the same period in 2012.  During the second quarter 2013, depreciation, depletion and amortization expenses decreased $133,753.  The depletion rate is calculated using production as a percentage of reserves.  This decrease in depreciation expense was mainly due to a lower depletion rate because of lower production volumes during the prior year in 2012.

General and administrative expenses decreased by $455,233 or 22.6% from $2,011,447 for the six months ended June 30, 2012, to $1,556,214 for the period in 2013. For the second quarter 2013, general and administrative expenses decreased $295,294 or 29.8%, when compared to the same period in 2012.  These decreases were primarily due to lower employee related compensation expenses during the period in 2013, resulting from continued cost control measures.  Marketing expense for the six months ended June 30, 2013, decreased $223,420, or 68.5%, to $102,721, compared to $326,141 for the same period in 2012.  For the second quarter 2013, marketing expenses decreased $106,827 or 62.1%, when compared to the second quarter in 2012.  Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $252,464 for the six months ended June 30, 2013, compared to $419,875 for the same period in 2012, a $167,411 or 39.9% decrease.  For the second quarter 2013, legal and accounting expenses decreased $68,739 or 46%, when compared to the same period in 2012.  The decreases in legal and accounting expense were a result of a litigation settlement reached during the period in 2012, resulting in lower legal fees during the period in 2013.

In the second quarter of 2013 we recorded a gain of $2,337,104 from the sale of a portion of our western block oil and gas leases in Alaska.  During the period in 2013, we also recorded a gain of $40,000 on the sale of oil and gas leases in Texas and recorded a loss of $82,184 on the sale of surface casing previously included in inventory.  During the same period in 2012, we recorded a gain of $1,737 on the sale of a non-oil and gas asset and recorded a write down of $62,744 on certain oil and gas inventory to its estimated current market value.

During 2011, we began a new seismic survey in Northern California of which a majority of the actual seismic work took place during the first quarter of 2012.  As a result we recorded Geological and Geophysical expenses of $422,686 during the first half of 2012.  There were no Geological and Geophysical expenses recorded in the first half of 2013.

Interest expense increased to $303,367 for the six months ended June 30, 2013, from $68,362 for the same period in 2012, a $235,005, or 343.8% increase. This increase was due to the interest on a new convertible note payable obtained during the fourth quarter of 2012.  For the six months in 2013, there was no income tax benefit or expense, as the Company has recorded a full valuation allowance against all deferred tax assets at December 31, 2012. For the same period in 2012, we had an income tax benefit of $1,103,783 due to net operating loss.

Capital Resources and Liquidity

At June 30, 2013, Royale Energy had current assets totaling $8,168,007 and current liabilities totaling $13,477,735, a $5,309,728 working capital deficit.  We had cash and cash equivalents at June 30, 2013, of $3,499,489 compared to $1,489,930 at December 31, 2012.

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

In October 2012, the Company obtained $3 million from sale of a convertible note.  See, The Company’s Prospectus Supplement filed pursuant to Rule 424(b) on October 29, 2012, and the Company’s Form 8-K filed on October 29, 2012.  The Company used these proceeds for general corporate purposes, including the reduction of outstanding bank debt and for capital expenditures on oil and gas development.  The note may, at the Company’s option, be repaid by converting the interest and principal amounts due to common stock, thus reducing the Company’s cash needs to service its debt.  In April 2013, 479,589 common shares were issued in lieu of the scheduled payment of $833,333.  According to the note agreement, the note holders may elect to convert the principal balance into shares of the Company's common stock.  During the second quarter 2013, the note holders submitted conversion notices to the Company, 340,410 common shares were issued for a reduction in the note principal of $926,630. At June 30, 2013, the net outstanding balance of this note was $401,371.

At June 30, 2013, our accounts receivable totaled $3,543,113, compared to $3,969,160 at December 31, 2012, a $426,047 or 10.7% decrease.  This was due to an approximately $2,500,000 receivable, as part of the sale of common stock sold at year end December 2012, which was collected on January 4, 2013.  Additionally, at June 30, 2013, we have an approximately $1,700,000 receivable as part of our lease sale in Alaska, which we expect to collect by the end of 2013.  During the period in 2013, we also made payments of approximately $480,000 for deposits as collateral for various state and county bonds.  At June 30, 2013, our accounts payable and accrued expenses totaled $4,498,964, a decrease of $433,504 or 8.8% from the accounts payable and accrued expenses at December 31, 2012, of $4,932,468, mainly due to a decrease in payables related drilling costs for wells that were drilled during December 2012.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  We believe that we have sufficient liquidity for the remainder of 2013 and do not foresee any liquidity demands that cannot be met from cash flow or financing activities, such as proceeds from our Alaska acreage sale, current Form S-3 filed with the SEC, and ongoing operations, as the Company continues to increase its well inventory.

Operating Activities.  Net cash used by operating activities totaled $1,266,987 and $54,334 for the six month period ended June 30, 2013 and 2012, respectively.  This $1,212,653 difference in cash used was mainly due to the gain on sale of a portion of its Alaska leases of approximately $2.3 million during the period in 2013.

Investing Activities.  Net cash provided by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $2,798,540 in the six month period ended June 30, 2013 and net cash used for the six month period ended June 30, 2012 was $377,882.  This difference was primarily due to the sale of a portion of our leases in Alaska, from which we received proceeds of approximately $3,400,000, during the period in 2013.  During the six month period in 2012, we received proceeds of $1,737 relating to a sale of stock.

Financing Activities.  Net cash provided by financing activities totaled $478,006 in the first half of 2013, while $43,365 was used by financing activities for the six month period ended June 30, 2012.  This difference in cash was mainly due to the proceeds received during the period in 2013 for common stock sales and warrant exercises.  During the six months ended June 30, 2013, Royale received proceeds of $1,021,668 and issued 500,000 shares of its common stock relating to its market equity offering program.  Also during the period in 2013, several warrants were exercised in exchange for shares of Royale’s common stock, and we received $639,672 and issued 321,443 shares of our common stock relating to these exercises.  These proceeds were added to working capital and used for ordinary operating expense.  During first six months of 2012, options were exercised by one director for a total of 88,692 shares of the Company’s common stock in exchange for proceeds of $299,499.  Additionally during the period, Royale received proceeds of $857,136 and issued 168,697 shares of its common stock relating to its market equity offering program.  The proceeds were added to working capital and used for ordinary operating expense.  Also during the period in 2012, five directors exchanged 195,000 options in a cashless exercise for 76,346 common shares.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $3.64 per Mcf to a high of $4.22 per Mcf for the first six months of 2013.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2013.

No changes occurred in our internal control over financial reporting during the six months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Douglas Jones v. Royale Energy, Inc., et.al.
On July 1, 2010, Douglas Jones filed a lawsuit against the Company in the Circuit Court, 17th Judicial District, Broward County, Florida.  Mr. Jones was an independent contractor handling certain aspects of sales for the Company prior to July 2, 2008.  He asserts that he is entitled to an unspecified amount for commissions and expenses.  The Company denies that any money is owed to Mr. Jones.  On August 16, 2010, the Company, through Florida counsel Adam Hodkin, filed a motion to dismiss the lawsuit for lack of jurisdiction in the Florida courts.  The Court ruled that it wanted to have an evidentiary hearing on the motion.  A hearing to set a date for the evidentiary hearing is scheduled for September 10, 2013.  If the motion to dismiss is denied, Royale intends to answer the complaint and oppose the lawsuit vigorously.

We are unaware of any unasserted or threatened litigation or claims.

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

ROYALE ENERGY, INC.

Date: August 5, 2013	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: August 5, 2013	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President, Co-Chief Executive Officer, and Chief Financial Officer