Form 10-Q
period 2013-09-30
ROYALE ENERGY INC
filed 2013-10-21
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At September 30, 2013, a total of 14,635,362 shares of registrant’s common stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$2,462,511	$1,489,930
Accounts Receivable, net	3,700,285	3,969,160
Prepaid Expenses	852,963	469,038
Available for Sale Securities	16,448	0
Inventory	322,456	612,464

Total Current Assets	7,354,663	6,540,592

Other Assets	946	6,946

Oil and Gas Properties, at cost, (successful efforts basis), Equipment and Fixtures	9,954,859	10,955,797

Total Assets	$17,310,468	$17,503,335

See notes to unaudited financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$4,286,513	$4,932,468
Current Portion of Long-Term Debt, Net of Discount	0	2,258,668
Current Portion of Deferred Tax Liability	1,775	1,775
Deferred Revenue from Turnkey Drilling	7,247,071	8,693,743

Total Current Liabilities	11,535,359	15,886,654

Noncurrent Liabilities:
Asset Retirement Obligation	937,990	954,088

Total Noncurrent Liabilities	937,990	954,088

Total Liabilities	12,473,349	16,840,742

Stockholders' Equity:
Common Stock, no par value, 20,000,000 shares authorized, 14,635,362 and 12,545,465 shares issued and outstanding , respectively	37,412,870	33,247,571
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 52,784 and 52,784 shares issued and outstanding, respectively	154,014	154,014
Accumulated Deficit	(33,043,565)	(34,186,930)
Accumulated Other Comprehensive Income	9,945	0
Paid in Capital	303,855	1,447,938

Total Stockholders' Equity	4,837,119	662,593

Total Liabilities and Stockholders' Equity	$17,310,468	$17,503,335

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012-restated	2013	2012-restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$498,838	$387,477	$1,286,834	$1,255,321
Turnkey drilling	2,470,322	0	3,363,989	0
Supervisory Fees and Other	160,496	166,170	485,534	535,717

Total Revenues	3,129,656	553,647	5,136,357	1,791,038

Costs and Expenses:
General and Administrative	753,227	821,603	2,309,441	2,833,050
Turnkey Drilling and Development	1,220,536	(343,707)	1,762,379	(153,549)
Lease Operating	326,515	272,635	860,465	878,966
Lease Impairment	46,311	20,500	46,311	202,127
Geological and Geophysical Expense	24,997	773	24,997	423,459
Inventory Write Down	39,185	0	39,185	62,744
Legal and Accounting	26,509	80,772	278,973	500,647
Marketing	101,844	182,161	204,565	508,302
Depreciation, Depletion and Amortization	346,093	656,909	807,357	1,394,028

Total Costs and Expenses	2,885,217	1,691,646	6,333,673	6,649,774

Gain on Sale of Assets, Net	350,233	1,547	2,645,153	3,284

Income (Loss) From Operations	594,672	(1,136,452)	1,447,837	(4,855,452)
Other Income (Expense):
Interest Expense	(1,105)	(19,039)	(304,472)	(87,401)

Income (Loss) Before Income Tax Expense (Benefit)	593,567	(1,155,491)	1,143,365	(4,942,853)
Income tax provision (benefit)	0	(330,306)	0	(1,434,089)

Net Income (Loss)	$593,567	$(825,185)	$1,143,365	$(3,508,764)

Basic Earnings (Loss) Per Share	$0.04	$(0.07)	$0.08	$(0.32)

Diluted Earnings (Loss) Per Share	$0.04	$(0.07)	$0.08	$(0.32)

Other Comprehensive Income
Unrealized Gain on Equity Securities	$9,945	$1,501	$9,945	$1,843

Other Comprehensive Income, before tax	9,945	1,501	9,945	1,843
Income Tax Expense Related to Items of Other Comprehensive Income	0	436	0	535

Other Comprehensive Income, net of tax	9,945	1,065	9,945	1,308

Comprehensive Income (Loss)	$603,512	$(824,120)	$1,153,310	$(3,507,456)

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012-Restated
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,143,365	$(3,508,764)

Adjustments to Reconcile Net Income (Loss) to Net Cash Used by Operating Activities:
Depreciation, Depletion and Amortization	807,357	1,394,028
Lease Impairment	46,311	202,127
(Gain) Loss on Sale of Assets	(2,645,153)	(3,284)
Inventory Write Down	39,185	62,744
Stock-Based Compensation, net of adjustments	0	29,445
Debt Discount Amortization, net of adjustments	280,583	0
Decrease (Increase) in:
Accounts Receivable	268,875	218,830
Prepaid Expenses and Other Assets	(215,286)	143,013
Increase (Decrease) in:
Accounts Payable and Accrued expenses	(662,053)	11,040
Deferred Revenues - DWI	(1,446,672)	2,747,939
Deferred Income Tax expense (benefit)	0	(1,434,089)

Net Cash Used by Operating Activities	(2,383,488)	(136,971)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(1,146,651)	(774,968)
Proceeds from Sale of Assets	4,020,755	1,737

Net Cash Provided (Used) by Investing Activities	2,874,104	(773,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(1,183,333)	(1,800,000)
Proceeds from Stock Option and Warrant Exercises	643,630	299,500
Proceeds from Sale of Common Stock	1,021,668	1,033,640

Net Cash Provided (Used) by Financing Activities	481,965	(466,860)

Net Increase/Decrease in Cash and Cash Equivalents	972,581	(1,377,062)

Cash at Beginning of Year	$1,489,930	$2,946,131

Cash at End of Period	$2,462,511	$1,569,069

Cash Paid for Interest	$23,890	$83,196

Cash Paid for Taxes	$800	$800

Non-Cash Investing and Financing Transactions
Unrealized Gain on Equity Securities	$9,945	$1,843
Conversion of Debt and accrued interest to Common Stock	$1,355,918	$0

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

NOTE 2 – EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Nine Months ended September 30, 2013
	Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Net Income available to common stock	$1,143,365	13,567,216	$0.08

Diluted Earnings Per Share:
Effect of dilutive securities and stock options	0	685,621	0

Net Earnings available to common stock	$1,143,365	14,252,837	$0.08

	For the Nine Months ended September 30, 2012 - Restated
	Earnings (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Net income available to common stock	$(3,508,764)	11,027,124	$(0.32)

Diluted Earning (Loss) Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net Earnings (loss) available to common stock	$(3,508,764)	11,027,124	$(0.32)

For the nine months ended September 30, 2012, Royale Energy had dilutive securities of 887,681.  These securities were not included in the dilutive earnings (loss) per share due to their antidilutive nature.

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)
Oil and Gas
Producing properties, including drilling costs	$25,170,304	$24,327,806
Undeveloped properties	2,877,378	4,034,292
Lease and well equipment	9,838,582	9,724,602
	37,886,264	38,086,700

Accumulated depletion, depreciation & amortization	(28,525,710)	(27,756,493)
	9,360,554	10,330,207
Commercial and Other
Real estate, including furniture and fixtures	$502,344	$502,344
Vehicles	120,314	151,669
Furniture and equipment	1,300,803	1,299,300
	1,923,461	1,953,313
Accumulated depreciation	(1,329,156)	(1,327,723)
	594,305	625,590

	$9,954,859	$10,955,797

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

NOTE 4 – STOCK BASED COMPENSATION

During the Board of Directors meeting held in December 2010, directors and officers of Royale Energy were each granted 50,000 stock options, a total of 400,000 options, to purchase common stock at an exercise price of $3.25 per share.  These options are to vest in two parts; the first 200,000 options vested on January 1, 2011; the remaining 200,000 options vested on January 1, 2012.  The options were granted with a legal life of five years, and a service period of two years beginning on January 1, 2011.  During the first nine months of 2012 Royale recognized costs of $19,630 relating to this grant as well as $5,696 in a tax benefit relating to this grant.  No stock-based compensation was recognized during the first nine months of 2013.

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

Royale Energy's operations are classified into two principal industry segments. Following is a summary of segmented information for the nine months ended September 30, 2013, and 2012 -Restated:

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Nine Months Ended September 30, 2013:
Revenues from External Customers	$1,286,834	3,363,989	4,650,823

Supervisory Fees	467,096	0	467,096

Interest Revenue	0	18,438	18,438

Interest Expense	152,236	152,236	304,472

Operating Expenses for Segment Assets	2,451,811	3,028,194	5,480,005

Depreciation, Depletion and Amortization	766,989	40,368	807,357

Lease Impairment	23,156	23,155	46,311

Gain on Sale of Assets	2,645,153	0	2,645,153

Income Tax Benefit	0	0	0

Total Assets	$16,444,945	865,523	17,310,468

Net Income (Loss)	$1,004,891	138,474	1,143,365

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

	Oil and Gas
	Producing	Turnkey
	and	Drilling
	Exploration	Services	Total

Nine Months Ended September 30, 2012 - Restated:
Revenues from External Customers	$1,255,321	$0	$1,255,321

Supervisory Fees	530,025	0	530,025

Interest Revenue	0	5,692	5,692

Interest Expense	43,701	43,700	87,401

Expenditures for Segment Assets	3,332,051	1,721,568	5,053,619

Depreciation, Depletion and Amortization	1,324,327	69,701	1,394,028

Lease Impairment	101,064	101,063	202,127

Gain on Sale of Assets	3,284	0	3,284

Income Tax Benefit	(874,032)	(560,057)	(1,434,089)

Total Assets	$18,582,220	$978,012	$19,560,232

Net Loss	$(2,138,481)	$(1,370,283)	$(3,508,764)

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – RESTATEMENT TO REFLECT CHANGE IN REVENUE RECOGNITION POLICY

The Company has restated its previously issued 2012 financial statements for the correction of an error in the method of revenue recognition.   Subsequent to the issuance of the financial statements of the Company as of December 31, 2012 and 2011, and for the years then ended, we reevaluated our policy regarding the recognition of pre-drilling and drilling service revenue.  Beginning with the fiscal year ending December 31, 2010 we have changed our revenue recognition policy to recognize all pre-drilling and drilling service revenue, provided under turnkey drilling agreements, at the time drilling of the well is completed.  Accordingly, the financial statements as of September 30, 2012, and for the periods then ended have been restated to correct an error in our method of revenue recognition to reflect changes in Deferred Revenue, Accumulated Deficit, Deferred Income Tax Asset, and Turnkey Drilling Revenue  relating to the Company’s revenue recognition method.  The effect on the Company’s issued September 30, 2012 financial statements is summarized below:

	As Previously
	Reported	As Restated

Statement of Comprehensive Loss for the Three Month Period Ended September 30, 2012
Turnkey Drilling	$83,591	$0
Total Revenue	637,238	553,647
Loss from Operations	(1,052,861)	(1,136,452)
Loss Before Income Tax Benefit	(1,071,900)	(1,155,491)
Income Tax Benefit	(306,826)	(330,306)
Net Loss	(765,074)	(825,185)
Comprehensive Loss	(764,009)	(824,120)

Statement of Comprehensive Loss for the Nine Month Period Ended September 30, 2012:
Turnkey Drilling	676,149	0
Total Revenues	2,467,187	1,791,038
Loss From Operations	(4,179,303)	(4,855,452)
Loss Before Income Tax Benefit	(4,266,704)	(4,942,853)
Income Tax Benefit	(1,237,915)	(1,434,089)
Net Loss	(3,028,789)	(3,508,764)
Comprehensive Loss	(3,027,481)	(3,507,456)

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

Results of Operations

For the nine months ended September 30, 2013, we had net income of $1,143,365 compared to a net loss of $3,508,764, during the same period in 2012, a $4,652,129 improvement.  Total revenues for the first nine months of 2013 were $5,136,357, an increase of $3,345,319 or 186.8% from the total revenues of $1,791,038 during the same period in 2012.  For the quarter ended September 30, 2013, we had net income of $593,567 compared to a net loss of $825,185 for the same period in 2012, a $1,418,752 improvement.  The higher net profits and revenues were the result of increased drilling and the sale of a portion of our oil and gas leases in Alaska, during the period in 2013.  See our Current Report Form 8-K filed on May 24, 2013.

In the first nine months of 2013, revenues from oil and gas production increased $31,513 or 2.5% to $1,286,834 from 2012 revenues of $1,255,321.  This increase was due to higher natural gas commodity prices received during the period in 2013.  The net sales volume of natural gas for the nine months ended September 30, 2013, was approximately 330,599 Mcf with an average price of $3.67 per Mcf, versus 444,723 Mcf with an average price of $2.58 per Mcf for the first nine months of 2012.  This represents a decrease in net sales volume of 114,124 Mcf or 25.7%.  For the quarter ended September 30, 2013, revenues from oil and gas increased to $498,838 from $387,477 received during the same period in 2012.  During the third quarter in 2013, we produced 133,138 Mcf with an average price of $3.57 per Mcf versus 129,303 Mcf produced during the same quarter in 2012 with an average price of $2.80 per Mcf, which represents an 3,835 Mcf or 3.0% increase in net sales volume.  For the first nine months of 2013, revenues from oil and condensate (natural gas liquids) decreased $29,271 or 27.8% to $76,022 from 2012 nine month revenues of $105,293.  The net sales volume for the nine month period in 2013 was 810 barrels with an average price of $93.89 per barrel, compared to 1,151 barrels with an average price of $91.46 per barrel for the period in 2012.  This represents a decrease in net sales volume of 341 barrels, or 29.6%.  For the third quarter of 2013, oil and condensate production decreased 53 barrels, or 17.9%, from 296 barrels produced in 2012 to 243 barrels produced in the same period in 2013.

Oil and natural gas lease operating expenses decreased by $18,501 or 2.1%, to $860,465 for the nine months ended September 30, 2013, from $878,966 for the same period in 2012.  This was mainly due to lower overhead, compression and transportation charges related to the lower production volumes during the period in 2013.  For the third quarter of 2013, lease operating expenses increased $53,880 or 19.8% over the same period in 2012, mainly due to higher plugging costs during the period in 2013.

For the nine months ended September 30, 2013, turnkey drilling revenues were $3,363,989 and turnkey drilling and development costs were $1,762,379.  This was due to the drilling of three California wells during the period in 2013.  During first nine months in 2012, we did not drill any new wells due to lower overall natural gas commodity prices.  Also in the period in 2012, we had an adjustment to previously expensed drilling and development costs due to lower than anticipated completion costs for wells that commenced drilling prior to 2012.  This resulted in an adjustment of ($153,549) in turnkey drilling and development costs.  During the third quarter in 2013, we processed permits on three wells in California, which we expect to drill during the fourth quarter of 2013.

The aggregate of supervisory fees and other income was $485,534 for nine months ended September 30, 2013, a decrease of $50,183 or 9.4% from $535,717 during the period in 2012.  This decrease was the result of lower overhead rates during the period in 2013 due to lower production volumes.  During the third quarter 2013, supervisory fees and other income decreased $5,674 mainly due to lower pipeline and compressor fees as a result of lower natural gas production during the period in 2013.

Depreciation, depletion and amortization expenses decreased to $807,357 from $1,394,028, a decrease of $586,671 or 42.1% for the nine months ended September 30, 2013, as compared to the same period in 2012.  During the third quarter 2013, depreciation, depletion and amortization expenses decreased $310,816.  The depletion rate is calculated using production as a percentage of reserves.  This decrease in depreciation expense was mainly due to a lower depletion rate because of lower production volumes.

General and administrative expenses decreased by $523,609 or 18.5% from $2,833,050 for the nine months ended September 30, 2012, to $2,309,441 for the period in 2013. For the third quarter 2013, general and administrative expenses decreased $68,376 or 8.3%, when compared to the same period in 2012.  These decreases were primarily due to lower employee related compensation expenses during the period in 2013, resulting from continued cost control measures.  Marketing expense for the nine months ended September 30, 2013, decreased $303,737, or 59.8%, to $204,565, compared to $508,302 for the same period in 2012.  For the third quarter 2013, marketing expenses decreased $80,317 or 44.1%, when compared to the third quarter in 2012.  Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $278,973 for the nine months ended September 30, 2013, compared to $500,647 for the same period in 2012, a $221,674 or 44.3% decrease.  For the third quarter 2013, legal and accounting expenses decreased $54,263 or 67.2%, when compared to the same period in 2012.  The decreases in legal and accounting expense were a result of a litigation settlement reached during the period in 2012, resulting in lower legal fees during the period in 2013.

During the period in 2013 we recorded a gain of $2,682,651 from the sale of a portion of our western block oil and gas leases in Alaska.  In the period in 2013, we also recorded a gain of $40,000 on the sale of oil and gas leases in Texas and recorded a loss of $82,184 on the sale of surface casing previously included in inventory.  Additionally in 2013, we recorded a write down of $39,185 on certain oil and gas inventory that no longer appeared viable.  During the same period in 2012, we recorded a gain of $3,284 on the sale of a non-company owned stock and recorded a write down of $62,744 on certain oil and gas inventory to its estimated current market value.

During 2011, we began a seismic survey in Northern California of which a majority of the actual seismic work took place during the first quarter of 2012.  As a result we recorded Geological and Geophysical expenses of $423,459 and $24,997 during the first nine months of 2012 and 2013, respectively.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense.  Impairment losses of $46,311 and $202,127 were recorded in the first nine months of 2013 and 2012, respectively.  These impairments were mainly due to various lease and land costs that were no longer viable.

Interest expense increased to $304,472 for the nine months ended September 30, 2013, from $87,401 for the same period in 2012, a $217,071, or 248.4% increase. This increase was due to the interest on a new convertible note payable obtained during the fourth quarter of 2012.  For the nine months in 2013, there was no income tax benefit or expense, as the Company has been in a three year cumulative loss position and recorded a full valuation allowance against all deferred tax assets at December 31, 2012. For the same period in 2012, we had an income tax benefit of $1,434,089 due to net operating loss.

Capital Resources and Liquidity

At September 30, 2013, Royale Energy had current assets totaling $7,354,663 and current liabilities totaling $11,535,359, a $4,180,696 working capital deficit.  We had cash and cash equivalents at September 30, 2013, of $2,462.511 compared to $1,489,930 at December 31, 2012.

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

In October 2012, the Company obtained $3 million from sale of a convertible note.  See, The Company’s Prospectus Supplement filed pursuant to Rule 424(b) on October 29, 2012, and the Company’s Form 8-K filed on October 29, 2012.  The Company used these proceeds for general corporate purposes, including the reduction of outstanding bank debt and for capital expenditures on oil and gas development.  The note may, at the Company’s option, be repaid by converting the interest and principal amounts due to common stock, thus reducing the Company’s cash needs to service its debt.  In April 2013, 479,589 common shares were issued in lieu of the scheduled payment of $833,333.  According to the note agreement, the note holders may elect to convert the principal balance into shares of the Company's common stock.  During the period in 2013, the note holders submitted conversion notices to the Company such that 787,055 common shares were issued for a reduction in the note principal of $1,666,666. As of September 30, 2013, this note was paid in full.

At September 30, 2013, our accounts receivable totaled $3,700,285, compared to $3,969,160 at December 31, 2012, a $268,875 or 6.8% decrease.  This was due in part to an approximately $2,500,000 receivable, as part of the sale of common stock sold at year end December 2012, which was collected on January 4, 2013.  Additionally, at September 30, 2013, we have an approximately $1,975,000 receivable as part of our lease sale in Alaska, which we expect to collect by the end of 2013.  During the period in 2013, we also made payments of approximately $460,000 for deposits as collateral for various state and county bonds.  At September 30, 2013, our accounts payable and accrued expenses totaled $4,286,513, a decrease of $645,955 or 13.1% from the accounts payable and accrued expenses at December 31, 2012, of $4,932,468, mainly due to a decrease in payables related drilling costs for wells that were drilled during December 2012.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  We believe that we have sufficient liquidity for the remainder of 2013 and do not foresee any liquidity demands that cannot be met from cash flow or financing activities, including ongoing operations as the Company continues to increase its well inventory, proceeds from our Alaska acreage sale, or additional sales of equity or debt securities pursuant to a Registration Statement on Form S-3 filed with the SEC.

Operating Activities.  Net cash used by operating activities totaled $2,383,488 and $136,971 for the nine month period ended September 30, 2013 and 2012, respectively.  This $2,246,517 increase in cash used was mainly due to the gain on sale of a portion of its Alaska leases of approximately $2.7 million during the period in 2013.

Investing Activities.  Net cash provided by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $2,874,104 in the nine month period ended September 30, 2013 and net cash used for the nine month period ended September 30, 2012 was $773,231.  This difference was primarily due to the sale of a portion of our leases in Alaska, from which we received proceeds of approximately $4 million, during the period in 2013.  Also during the period in 2013,  we drilled three California wells resulting in expenditures of approximately $1.1 million.  During the nine month period in 2012, we received proceeds of $1,737 relating to a sale of stock and completed wells that were begun in December 2011 resulting in expenditures of approximately $775,000.

Financing Activities.  Net cash provided by financing activities totaled $481,965 in the first nine months of 2013, while $466,860 was used by financing activities for the nine month period ended September 30, 2012.  This difference in cash was mainly due to the proceeds received during the period in 2013 for common stock sales and warrant exercises.  During the nine months ended September 30, 2013, Royale received proceeds of $1,021,668 and issued 500,000 shares of its common stock relating to its market equity offering program.  Also during the period in 2013, several warrants were exercised in exchange for shares of Royale’s common stock, and we received $643,630 and issued 323,253 shares of our common stock relating to these exercises.  These proceeds were added to working capital and used for ordinary operating expense.  During first nine months of 2012, options were exercised by one director for a total of 88,692 shares of the Company’s common stock in exchange for proceeds of $299,500.  Additionally during the period in 2012, Royale received proceeds of $1,033,640 and issued 212,320 shares of its common stock relating to its market equity offering program.  The proceeds were added to working capital and used for ordinary operating expense.  Also during the period in 2012, five directors exchanged 195,000 options in a cashless exercise for 76,346 common shares.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $3.64 per Mcf to a high of $4.22 per Mcf for the first nine months of 2013.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2013.

No changes occurred in our internal control over financial reporting during the nine months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Douglas Jones v. Royale Energy, Inc., et.al.
On July 1, 2010, Douglas Jones filed a lawsuit against the Company in the Circuit Court, 17th Judicial District, Broward County, Florida.  Mr. Jones was an independent contractor handling certain aspects of sales for the Company prior to July 2, 2008.  He asserts that he is entitled to an unspecified amount for commissions and expenses.  The Company denies that any money is owed to Mr. Jones.  On August 16, 2010, the Company, through Florida counsel Adam Hodkin, filed a motion to dismiss the lawsuit for lack of jurisdiction in the Florida courts.  The Court ruled that it wanted to have an evidentiary hearing on the motion.  A hearing to set a date for the evidentiary hearing is scheduled for November 7, 2013.  The actual hearing may not take place for some time, depending on the court’s calendar.  If the motion to dismiss is denied, Royale intends to answer the complaint and oppose the lawsuit vigorously.

We are unaware of any unasserted or threatened litigation or claims.

Item 1A.  Risk Factors

Please review the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	18 U.S.C. § 1350 Certification

32.2	18 U.S.C. § 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: October 21, 2013	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: October 21, 2013	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President, Co-Chief Executive Officer, and Chief Financial Officer