Form 10-K
period 2013-12-31
ROYALE ENERGY INC
filed 2014-03-11
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of registrant in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 Hazard Center Drive, Suite 1500
San Diego, CA 92108
(Address of principal executive offices)

Issuer's telephone number:     619-881-2800

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

At June 30, 2013, the end of the registrant’s most recently completed second fiscal quarter; the aggregate market value of common equity held by non-affiliates was $27,346,141.

At December 31, 2013, 14,942,728 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  The issuer’s proxy statement for its annual meeting of stockholders, to be filed within 120 days after December 31, 2013, will contain the information required by Part III, Items 10, 11, 12, 13 and 14, which information is hereby incorporated by reference into this Form 10-K.

ROYALE ENERGY, INC.
PART I

Item 1                          Description of Business

Royale Energy, Inc. ("Royale Energy") is an independent oil and natural gas producer.  Royale Energy's principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale Energy.  Royale Energy was incorporated in California in 1986 and began operations in 1988.  Royale Energy's common stock is traded on the NASDAQ Capital Market System (symbol ROYL).  On December 31, 2013, Royale Energy had 19 full time employees.

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

During its fiscal year ended December 31, 2013, Royale Energy continued to explore and develop natural gas properties with a concentration in California.  Additionally, we own proved developed producing and non-producing reserves of oil and natural gas in Utah, Texas, Oklahoma and Louisiana, as well as prospective shale oil property in Alaska.  In 2013, Royale Energy drilled six wells in northern California; four were commercially productive and two were dry holes.  Royale Energy's estimated total reserves decreased from approximately 4.9 BCFE (billion cubic feet equivalent) at December 31, 2012 to approximately 4.1 BCFE at December 31, 2013.  According to the reserve reports furnished to Royale Energy by Netherland, Sewell & Associates, Inc., and Source Energy, LLC, Royale Energy's independent petroleum engineers, the net reserve value of its proved developed and undeveloped reserves was approximately $9.2 million at December 31, 2013, based on natural gas  prices ranging from $3.51 per MCF to $3.92 per MCF.  Source Energy, LLC, supplied reserve value estimates for Royale Energy’s Utah properties, and Netherland, Sewell & Associates, Inc. provided reserve information for the Company’s California, Texas, Oklahoma and, Louisiana properties.

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

Our standardized measure of discounted future net cash flows at December 31, 2013, was estimated to be $4,633,975.  This figure was calculated by subtracting our estimated future income tax expense from the net reserve value of proved developed and undeveloped reserves, and by further applying a 10% annual discount for estimated timing of cash flows.  A detailed calculation of our standardized measure of discounted future net cash flow is contained in Supplemental Information about Oil and Gas Producing Activities – Changes in Standardized Measure of Discounted Future Net Cash Flow from Proved Reserve Quantities, page F-25.

Royale Energy reported a gain on turnkey drilling in connection with the drilling of wells on a "turnkey contract" basis in the amount of $2,008,734 and $763,461 for the years ended December 31, 2013 and 2012, respectively.

In addition to Royale Energy's own geological, land, and engineering staff, Royale Energy hires independent contractors to drill, test, complete and equip the wells that it drills.  Approximately 74.4% of Royale Energy's total revenue for the year ended December 31, 2013, came from sales of oil and natural gas from production of its wells in the amount of $1,913,364.  In 2012, this amount was $1,673,538, which represented 70.7% of Royale Energy's total revenues.

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

Royale Energy also may sell fractional working interests in undeveloped wells to finance part of the drilling cost. A drilling contract that calls for a company to drill a well, for a fixed price, to a specified depth or geological formation is called a "turnkey contract." When Royale Energy sells fractional working interests in unproved property to raise capital to drill oil and natural gas wells, generally it agrees to drill these wells on a turnkey contract basis, so that the holders of the fractional interests prepay a fixed amount for the drilling and completion of a specified number of wells.  Under a turnkey contract, Royale Energy may record a gain if total funds received to drill a well were more than the actual cost to drill those wells including costs incurred on behalf of the participants and costs incurred for its own account.

Although Royale Energy’s operating agreements do not usually address whether investors have a right to participate in subsequent wells in the same area of interest as a proposed well, it is the Company’s policy to offer to investors in a successful well the right to participate in subsequent wells at the same percentage level as their working interest investment in the prior successful well.

Our policy for turnkey drilling agreements is to recognize a gain on turnkey drilling programs after our obligations have been fulfilled, and a gain is only recorded when funds received from participants are in excess of all costs Royale incurs during the drilling programs (e.g., lease acquisition, exploration and development costs), including costs incurred on behalf of participants and costs incurred for its own account.  See Note 1 to our Financial Statements, at page F-8.

Once drilling has commenced, it is generally completed within 10-30 days.  See Note 1 to Royale Energy's Financial Statements, at page F-8.  Royale Energy maintains internal records of the expenditure of each investor's funds for drilling projects.

Royale Energy generally operates the wells it completes.  As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements.  For the year ended December 31, 2013, Royale Energy earned gross revenues from operation of the wells in the amount of $414,850 representing 16.1% of its total revenues for the year.  In 2012, the amount was $455,396, which represented about 19.2% of total revenues.  At December 31, 2013, Royale Energy operated 55 natural gas wells in California. Royale also owns an interest in six natural gas wells in Utah and has non-operating interests in 13 oil and gas wells in Texas, three in Oklahoma, two in California, and one in Louisiana.

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

Royale Energy had no subsidiaries in 2013.

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

The Price of Natural Gas

Large parts of our established production and reserves in California consist of natural gas.  The price of natural gas has been volatile recently, and for 2013 the average sales price we received for natural gas was $3.64 per MCF, compared to $2.74 in 2012.  Although our natural gas production was lower in 2013, the higher gas prices resulted in an 18.6% increase in natural gas revenues in 2013.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for the Twelve Months Ended December 31, 2013, as Compared to the Twelve Months Ended December 31, 2012.

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

Item 1B                       Unresolved Staff Comments

In 2013, the staff of the Securities and Exchange Commission commented on the Company’s revenue recognition policy as it related to recognition of income from turnkey drilling programs and related issues.  After considering the staff’s comments, the Company’s audit committee determined that its revenue recognition policies incorrectly recognized (a) amounts received from sales of direct working interests to third parties as revenue, and (b) expenditures to complete development obligations for those working interests as expense.  Rather, the receipt of funds from sales of direct working interests should be treated as a recovery of the Company’s capitalized costs of oil and gas properties until such costs are fully recovered.  Accordingly, the financial statements as of December 31, 2012, and for the year then ended, have been restated to correct an error in our method of revenue recognition to reduce its basis in oil and gas properties, and to reduce both revenue and expense related to turnkey drilling and related depreciation expense. Changes occurred in Retained Earnings, Deferred Income Tax Asset, Turnkey Drilling Revenue, Drilling and Development Expenses, Lease Impairment Expense, and Oil and Gas Properties (Successful Efforts Basis) and Equipment and Fixtures.

As a result, the Company has restated its financial statements for the fiscal year ended December 31, 2012 to reflect these changes.  A detailed discussion of the restatement appears in Note 16 to the Company’s audited financial statements for the years ended December 31, 2013 and 2012, which are contained in this Annual Report.  In addition, a summary of restated, unaudited financial statements for the first three quarters of 2013 is contained in Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of the date of filing this Annual Report, the staff of the SEC has not stated whether they have additional comments on the issues related to the Company’s restatement and revision of its revenue recognition policy.

Item 2                          Description of Property

Since 1993, Royale Energy has concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern and Central California.  In 2013, Royale Energy drilled six wells in northern California, three exploratory producing wells, one developmental producing well and two exploratory dry holes. In 2012, Royale Energy completed the acquisition of approximately 91,000 acres on the North Slope in a lease sale by the State of Alaska. Out of 13 companies bidding on 178 tracts, Royale won 56 tracts in the heart of the oil window. The company's 96,909 acre position represents 29% of the 334,969 acres leased in this sale.

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

In December of 2013, Royale purchased an office building valued at $2,000,000, of which $500,000 was paid in cash on the date of purchase, and $1,500,000 was borrowed from American West Bank, with a note secured by the property being purchased.  The note carries an interest rate of 5.75% until paid in full. Royale will pay this loan in 119 regular payments of $9,525 each and one balloon payment estimated at $1,150,435. Royale’s first payment is due February 1, 2014, and all subsequent payments are due on the same day of each month after that. Royale’s final payment will be due on January 1, 2024, and will be for all principal and all accrued interest not yet paid. Payments include principal and interest.

Following is a discussion of Royale Energy's significant oil and natural gas properties.  Reserves at December 31, 2013, for each property discussed below, have been determined by Netherland, Sewell & Associates, Inc., and Source Energy, LLC, registered professional petroleum engineers, in accordance with reports submitted to Royale Energy on February 14, 2014 and February 27, 2014, respectively.

Northern California

Royale Energy owns lease interests in ten gas fields with locations ranging from Tehama County in the north to Kern County in the south, in the Sacramento and San Joaquin Basins in California.  At December 31, 2013, Royale operated 55 wells in California with estimated total proven, developed, and undeveloped reserves at approximately 4.1 BCF, according to Royale’s independently prepared reserve report as of December 31, 2013.

Developed and Undeveloped Leasehold Acreage

As of December 31, 2013, Royale Energy owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	15,073.74	10,503.33	7,456.59	6,159.45
Alaska	0	0	96,842.59	96,842.59
All Other States	5,767.59	2,008.86	8,540.97	4,988.79
Total	20,841.33	12,512.19	112,840.15	107,990.83

Gross and Net Productive Wells

As of December 31, 2013, Royale Energy owned interests in the following oil and gas wells in both gross and net acreage:

	Gross Wells	Net Wells
Natural Gas	69.00	31.87
Oil	9.00	0.69
Total	78.00	32.56

Drilling Activities

The following table sets forth Royale Energy's drilling activities during the years ended December 31, 2012 and 2013.  All wells are located in the Continental U.S., in California, Texas, Louisiana and Utah.

Year	Type of Well(a)		Gross Wells(b)		Net Wells(e)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)

2012	Exploratory	1	1	0	0.5022	0.0000
	Developmental	1	0	1	0.0000	0.4674

2013	Exploratory	5	3	2	1.2350	0.9805
	Developmental	1	1	0	0.3135	0.0000

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

	2013	2012
Net volume
Oil (BBL)	1,019	1,558
Gas (MCF)	498,778	559,590
MCFE	504,892	568,938

Average sales price
Oil (BBL)	$93.79	$90.75
Gas (MCF)	$3.64	$2.74

Net production costs and taxes	$936,631	$1,090,948

Lifting costs (per MCFE)	$1.86	$1.92

Net Proved Oil and Natural Gas Reserves

As of December 31, 2013, Royale Energy had proved developed reserves of 3,168 MMCF and total proved reserves of 3,914 MMCF of natural gas on all of the properties Royale Energy leases.  For the same period, Royale Energy also had proved developed oil and natural gas liquid combined reserves of 6 MBBL and total proved oil and natural gas liquid combined reserves of 38 MBBL.

Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data.

Item 3                          Legal Proceedings

Douglas Jones v. Royale Energy, Broward County Circuit Court, Florida.  On July 1, 2010, Douglas Jones filed a lawsuit against the Company in the Circuit Court, 17th Judicial District, Broward County, Florida.  Mr. Jones was an independent contractor handling certain aspects of sales for the Company prior to July 2, 2008.  He asserts that he is entitled to an unspecified amount for commissions and expenses.  The Company denies that any money is owed to Mr. Jones.  On August 16, 2010, the Company, through Florida counsel Adam Hodkin, filed a motion to dismiss the lawsuit for lack of jurisdiction in the Florida courts.  The Court ruled that it wanted to have an evidentiary hearing on the motion.  The Court has finally set a date for the evidentiary hearing on whether to grant or deny the motion to dismiss.  That date is May 5, 2014.     If the motion to dismiss is denied, Royale intends to answer the complaint and oppose the lawsuit vigorously.  At this time, we do not expect to incur any material losses resulting from these proceedings.

Item 4                          Mine Safety Disclosures

Not Applicable

PART II

Item 5                          Market for Common Equity and Related Stockholder Matters

Since 1997 Royale Energy’s Common Stock has been traded on the Nasdaq National Market System under the symbol “ROYL”.  Since July 1, 2009, Royale Energy’s stock has been listed on the NASDAQ Capital Market, and prior to that, our stock was listed on the NASDAQ Global Market.  As of December 31, 2013, 14,942,728 shares of Royale Energy’s Common Stock were held by approximately 7,736 stockholders.  The following table reflects the high and low quarterly closing sales prices from January 2012 through December 2013.

	1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
	High	Low	High	Low	High	Low	High	Low
2013	2.76	2.08	3.34	1.98	2.97	2.58	2.74	2.51
2012	6.59	4.27	5.21	2.58	4.32	1.93	3.89	2.45

Dividends

The Board of Directors did not issue cash or stock dividends in 2013 or 2012.

Recent Sales of Unregistered Securities

In February and March 2012, five directors exercised stock options to purchase a total of 76,346 shares of common stock in cashless exercises.  The stock options had originally been awarded in 2008 at exercise prices of $3.50 per share.  In February and March 2012, one director exercised stock options, which also had been awarded in 2008 and 2010, to purchase 45,000 and 43,692 shares of common stock for cash at an exercise price of $3.50 and $3.25 per share, respectively.  The options had been issued and the stock was purchased in reliance on the exemption from registration requirements of the Securities Act of 1933 contained in Section 4(2) thereof.  No options were exercised by directors for the year in 2013.

Performance Graph

The following stock price performance graph is included in accordance with the SEC’s executive compensation disclosure rules and is intended to allow stockholders to review Royale Energy’s executive compensation policies in light of corresponding stockholder returns, expressed in terms of the appreciation of Royale Energy’s common stock relative to two broad-based stock performance indices.  The information is included for historical comparative purposes only and should not be considered indicative of future stock performance.  The graph compares total return on $100 value of Royale Energy’s common stock on December 31, 2008, with the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and the Dow Jones U.S. Oil & Gas Index from December 31, 2009 through December 31, 2013.

	2008	2009	2010	2011	2012	2013
Royale Energy, Inc.	100	94	80	164	92	93
S&P 500 Stock Index	100	123	86	86	97	126
DJ US Oil & Gas Index	100	115	85	87	90	111

Item 6                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Royale Energy’s Financial Statements and Notes thereto and other financial information relating to Royale Energy included elsewhere in this document.

For the past twenty-one years, Royale Energy has primarily acquired and developed producing and non-producing natural gas properties in California.  In 2004, Royale Energy began developing leases in Utah.  The most significant factors affecting the results of operations are (i) changes in oil and natural gas production levels and reserves, (ii) turnkey drilling activities, and (iii) the change in commodities price of natural gas and oil reserves owned by Royale Energy.

Critical Accounting Policies

Revenue Recognition

Royale’s primary business is oil and gas production.  Natural gas flows from the wells into gathering line systems, which are equipped occasionally with compressor systems, which in turn flow into metered transportation and customer pipelines.  Monthly, price data and daily production are used to invoice customers for amounts due to Royale Energy and other working interest owners.  Royale Energy operates virtually all of its own wells and receives industry standard operator fees.

Royale Energy generally sells crude oil and natural gas under short-term agreements at prevailing market prices. Revenues are recognized when the products are delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.

Revenues from the production of oil and natural gas properties in which the Royale Energy has an interest with other producers are recognized on the basis of Royale Energy’s net working interest. Differences between actual production and net working interest volumes are not significant.

Royale Energy’s financial statements include its pro rata ownership of wells.  Royale Energy usually sells a portion of the working interest in each well it drills or participates in to third party investors and retains a portion of the prospect for its own account.  Royale Energy generally retains about a 50% working interest.  All results, successful or not, are included at its pro rata ownership amounts: revenue, expenses, assets, and liabilities as defined in FASB ASC 932-323-25 and 932-360.

Oil and Gas Property and Equipment

Depreciation, depletion and amortization, based on cost less estimated salvage value of the asset, are primarily determined under either the unit-of-production method or the straight-line method, which is based on estimated asset service life taking obsolescence into consideration.  Maintenance and repairs, including planned major maintenance, are expensed as incurred.  Major renewals and improvements are capitalized and the assets replaced are retired.

The project construction phase commences with the development of the detailed engineering design and ends when the constructed assets are ready for their intended use.  Interest costs, to the extent they are incurred to finance expenditures during the construction phase, are included in property, plant and equipment and are depreciated over the service life of the related assets.

Royale Energy uses the “successful efforts” method to account for its exploration and production activities.  Under this method, Royale Energy accumulates its proportionate share of costs on a well-by-well basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred,   and capitalizes expenditures for productive wells.  Royale Energy amortizes the costs of productive wells under the unit-of-production method.

Royale Energy carries, as an asset, exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where Royale Energy is making sufficient progress assessing the reserves and the economic and operating viability of the project.  Exploratory well costs not meeting these criteria are charged to expense. Other exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred.

Acquisition costs of proved properties are amortized using a unit-of-production method, computed on the basis of total proved oil and gas reserves.

Capitalized exploratory drilling and development costs associated with productive depletable extractive properties are amortized using unit-of-production rates based on the amount of proved developed reserves of oil and gas that are estimated to be recoverable from existing facilities using current operating methods.
Under the unit-of-production method, oil and gas volumes are considered produced once they have been measured through meters at custody transfer or sales transaction points at the outlet valve on the lease or field storage tank.

Production costs are expensed as incurred. Production involves lifting the oil and gas to the surface and gathering, treating, field processing and field storage of the oil and gas. The production function normally terminates at the outlet valve on the lease or field production storage tank. Production costs are those incurred to operate and maintain Royale Energy’s wells and related equipment and facilities. They become part of the cost of oil and gas produced. These costs, sometimes referred to as lifting costs, include such items as labor costs to operate the wells and related equipment; repair and maintenance costs on the wells and equipment; materials, supplies and energy costs required to operate the wells and related equipment; and administrative expenses related to the production activity.

Proved oil and gas properties held and used by Royale Energy are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Royale Energy estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. Cash flows used in impairment evaluations are developed using annually updated evaluation assumptions for crude oil commodity prices.  Annual volumes are based on field production profiles, which are also updated annually. Prices for natural gas and other products are based on assumptions developed annually for evaluation purposes.

Impairment analyses are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During 2013 and 2012, impairment losses of $70,203 and $145,461, respectively, were recorded on various capitalized lease and land costs that were no longer viable.

Significant unproved properties are assessed for impairment individually, and valuation allowances against the capitalized costs are recorded based on the estimated economic chance of success and the length of time that Royale Energy expects to hold the properties.  The valuation allowances are reviewed at least annually.

Upon the sale or retirement of a complete field of a proved property, Royale Energy eliminates the cost from its books, and the resultant gain or loss is recorded to Royale Energy’s Statement of Operations.  Upon the sale of an entire interest in an unproved property where the property has been assessed for impairment individually, a gain or loss is recognized in Royale Energy’s Statement of Operations.  If a partial interest in an unproved property is sold, any funds received are accounted for as a recovery of the cost in the interest retained with any excess funds recognized as a gain. Should Royale Energy’s turnkey drilling agreements include unproved property, total drilling costs incurred to satisfy its obligations are recovered by the total funds received under the agreements.  Any excess funds are recorded as a Gain on Turnkey Drilling Programs, and any costs not recovered are capitalized and accounted for under the “successful efforts” method.

Royale Energy  sponsors turnkey drilling agreement arrangements in unproved properties as a pooling of assets in a joint undertaking, whereby proceeds from participants are reported as Deferred Drilling Obligations, and then reduced as costs to complete its obligations are incurred with any excess booked against its property account to reduce any basis in its own interest.  Gains on Turnkey Drilling Programs represent funds received from turnkey drilling participants in excess of all costs Royale incurs during the drilling programs (e.g., lease acquisition, exploration and development costs), including costs incurred on behalf of participants and costs incurred for its own account; and are recognized only upon making this determination after Royale’s obligations have been fulfilled.

The contracts require the participants pay Royale Energy the full contract price upon execution of the agreement.   Royale Energy completes the drilling activities typically between 10 and 30 days after drilling begins.  The participant retains an undivided or proportional beneficial interest in the property, and is also responsible for its proportionate share of operating costs.  Royale Energy retains legal title to the lease.  The participants purchase a working interest directly in the well bore.

In these working interest arrangements, the participants are responsible for sharing in the risk of development, but also sharing in a proportional interest in rights to revenues and proportional liability for the cost of operations after drilling is completed and the interest is conveyed to the participant.

Since the participant’s interest in the prospect is limited to the well, and not the lease, the investor does not have a legal right to participate in additional wells drilled within the same lease.  However, it is the Company’s policy to offer to participants in a successful well the right to participate in subsequent wells at the same percentage level as their working interest investment in the prior successful well with similar turnkey drilling agreement terms.

A certain portion of the turnkey drilling participant’s funds received are non-refundable.    The company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed due to the permitting process or drilling rig availability.  At December 31, 2013 and 2012, Royale Energy had Deferred Drilling Obligations of $6,125,933 and $8,693,743 respectively.

If Royale Energy is unable to drill the wells, and a suitable replacement well is not found, Royale would retain the non-refundable portion of the contact and return the remaining funds to the participant.  Included in cash and cash equivalents are amounts for use in completion of turnkey drilling programs in progress.

Losses on properties sold are recognized when incurred or when the properties are held for sale and the fair value of the properties is less than the carrying value.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates pertain to prove oil, plant products and gas reserve volumes and the future development costs.  Actual results could differ from those estimates.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects, calculated at currently enacted rates, of (a) future deductible/taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements or income tax returns, and (b) operating loss and tax credit carry forwards.  All available evidence, both positive and negative, shall be considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed.  Information about the company’s financial position and its results of operations for the current and preceding years will be used.

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

Results of Operations for the Twelve Months Ended December 31, 2013, as Compared to the Restated Twelve Months Ended December 31, 2012

For the year ended December 31, 2013, we recorded a net income of $1,149,153 a $14,839,769 improvement when compared to a net loss of $13,690,616 during 2012.  Total revenues from operations in 2013 were $2,573,061, an increase of $207,179, or 8.8%, from the total revenues of $2,365,882 in 2012, due to higher natural gas prices during 2013.  Total expenses from operations in 2013 were $5,948,485, a decrease of $1,503,792, or 20.1%, from the total expenses of $7,452,277 in 2012, due to decreases in most categories due to continued cost control measures. At year end 2012, management reviewed the likelihood of realizing the Company’s net deferred tax assets and concluded that certain conditions were met, as outlined above in the Certain Accounting Policy’s Deferred Income Tax section and in FASB ASC 740-10, under which it was appropriate for Royale to record a valuation allowance against the net deferred tax assets resulting in a tax adjustment of $9,187,821.  The higher net profits in 2013 were also the result of gains from our turnkey drilling programs and the sale of a portion of our oil and gas leases in Alaska.

In 2013, revenues from oil and gas production increased by 14.3% to $1,913,364 from $1,673,538 in 2012. This increase was due to higher natural gas commodity prices received during 2013.  The net sales volume of natural gas for the year ended December 31, 2013, was approximately 498,778 MCF with an average price of $3.64 per MCF, versus 559,590 MCF with an average price of $2.74 per MCF for 2012.  This represents a decrease in net sales volume of 60,812 MCF or 10.9%.  This decrease in production volume was due to the natural declines of our existing wells.  The net sales volume for oil and condensate (natural gas liquids) production was approximately 1,019 barrels with an average price of $93.79 per barrel for the year ended December 31, 2013, compared to 1,558 barrels at an average price of $90.75 per barrel for the year in 2012.  This represents a decrease in net sales volume of 539 barrels, or 34.6%.  This decrease was also due to the natural declines on existing wells.  Northern and central California accounted for approximately 99% of the Company’s successful natural gas production in 2013.

Oil and natural gas lease operating expenses decreased by $154,317, or 14.2%, to $936,631 for the year ended December 31, 2013, from $1,090,948 for the year in 2012.  This decrease was mainly due to lower tax expenses from lower production and sales volumes in previous years.  When measuring lease operating costs on a production or lifting cost basis, in 2013, the $936,631 equates to a $ 1.86 per MCFE lifting cost versus a $ 1.92 per MCFE lifting cost in 2012, a 3% decrease, due to cost cutting efforts in 2013.  Delay rental costs increased by $408,752 or 838%, to $457,554 for the year in 2013 from $48,802 in 2012.  This increase was due to higher delay rentals for our Alaska leases.

At December 31, 2013, Royale Energy had a Deferred Drilling Obligation of $6,125,933.  During 2013, we disposed of $8,028,190 of these obligations upon completing  the drilling of six wells, five exploratory and one developmental, in addition in participating in the drilling of two additional wells with an industry partner, resulting in a gain of $2,008,734.   In 2012, we disposed of $1,468,384 upon completing our obligation by drilling two wells, one exploratory and one developmental, resulting in a gain of $763,461. Royale expects to dispose of approximately $2.8 million in the first six months of 2014 with the remaining $3.3 million disposed of by the end of 2014.

During 2013 we recorded a gain of $2,684,801 from the sale of a portion of our western block oil and gas leases in Alaska.  See our Current Report Form 8-K filed on May 24, 2013.  In 2013, we also recorded a gain of $173,013 on the sale of certain California natural gas leases.  During the year in 2013, we recorded a gain of $40,000 on the sale of oil and gas leases in Texas and recorded a loss of $82,184 on the sale of surface casing previously included in inventory.  During the year in 2012, we recorded a gain of $7,048 on the sale of a non-company owned stock and recorded a write down of $62,744 on certain oil and gas inventory to its estimated current market value.

Impairment losses of $70,203 and $145,461 were recorded in 2013 and 2012, respectively.  In both years, we recorded impairments on various capitalized lease and land costs that were no longer viable.

Bad debt expense for 2013 and 2012 were $146,704 and $263,767, respectively.  The expenses in 2013 and 2012 arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment.  We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges where doubtful.  By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue

The aggregate of supervisory fees and other income was $659,697 for the year ended December 31, 2013, a decrease of $32,647 (4.7%) from $692,344 during the year in 2012.  This decrease was mainly due to lower overhead rates during the period in 2013 due to lower production volumes.  Supervisory fees are charged in accordance with the Council for Petroleum Accountants Societies (COPAS) policy for reimbursement of expenses associated with the joint accounting for billing, revenue disbursement, and payment of taxes and royalties.  These charges are reevaluated each year and adjusted up or down as deemed appropriate by a published report to the industry by Ernst & Young, LLP, Certified Public Accountants.  Supervisory fees decreased $40,546 or 8.9%, to $414,850 in 2013 from $455,396 in 2012.

Depreciation, depletion and amortization expense decreased to $309,806 from $664,131 a decrease of $354,325 (53.4%) for the year ended December 31, 2013, as compared to 2012.  The depletion rate is calculated using production as a percentage of reserves.  This decreased expense in 2013 was mainly due to a lower depreciation rate because of changes to our cost recovery method.  See Note 16 to our Financial Statements for the Years Ended December 31, 2013 and 2012 – Restatement to Reflect Change in Revenue Recognition Policy.

General and administrative expenses decreased by $360,831 or 9.9%, from $3,640,336 for the year ended December 31, 2012, to $3,279,505 for the year in 2013.  This decrease was primarily due to lower employee related compensation expenses during the period in 2013, resulting from continued cost control measures.  Legal and accounting expense decreased to $326,270 for the year, compared to $518,511 for 2012, a $192,241 or 37.1% decrease.  This decrease was the result of lower legal fees in 2013 primarily related to a litigation settlement reached in 2012.

Marketing expense for the year ended December 31, 2013, decreased $261,636 or 44%, to $332,482, compared to $594,118 for the year in 2012.  Marketing expense usually varies from period to period according to the number of marketing events attended by personnel and their associated costs.  During 2013, in an effort to control costs, we attended fewer marketing conferences and attempted to negotiate lower conference fees.

During the years in 2013 and 2012, we incurred $50,145 and $423,459, respectively, in geological and geophysical costs in order to increase our oil and natural gas prospect base.  During 2011, we began a seismic survey in Northern California of which a majority of the actual seismic work took place during the first quarter of 2012.

During 2013, interest expense increased to $304,472 from $195,009 in 2012, a $109,463 or 56.1% increase.  This increase was mainly due to the interest on a convertible note payable obtained during the fourth quarter of 2012.  Further details concerning Royale’s notes payable and line of credit usage can be found in the Capital Resources and Liquidity section below.

In 2013, we did not have an income tax expense due to the use of a percentage depletion carryover valuation allowance created from the current and past operations resulting in an effective tax rate less than the normal federal rate of 34% plus the relevant state rates (mostly California, 9.3%).  In 2012, we had income tax expense of $9,187,821 due mainly to the valuation allowance recognized against our net deferred tax assets.

Capital Resources and Liquidity

At December 31, 2013, Royale Energy had current assets totaling $7,724,068 and current liabilities totaling $11,482,947, a $3,758,879 working capital deficit.  We had cash and cash equivalents at December 31, 2013 of $4,878,233 compared to $1,489,930 at December 31, 2012.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  We believe that we have sufficient liquidity for the foreseeable future and do not foresee any liquidity demands that cannot be met from cash flow or financing activities, including ongoing operations as the Company continues to increase its well inventory or additional sales of equity or debt securities pursuant to a Registration Statement on Form S-3 filed with the SEC.

At the end of 2013, our accounts receivable totaled $ 1,680,792 compared to $3,969,160 at December 31, 2012, a $2,288,368 or 57.7% decrease.  This was primarily due to an approximately $2,500,000 receivable, as part of the sale of common stock due at December 31, 2012.  This common stock receivable was collected on January 4, 2013.  At December 31, 2013, our accounts payable and accrued expenses totaled $5,332,323, an increase of $399,855 or 8.1% over the accounts payable at the end of 2012 of $4,932,468.  This increase was mainly due to increased drilling activity at year end 2013 when compared to year end 2012.

In October 2012, the Company obtained $3 million from the issuance of a convertible note.  See the Company’s Prospectus Supplement filed pursuant to Rule 424(b) on October 29, 2012, and the Company’s Form 8-K filed on October 29, 2012.  The Company used these proceeds for general corporate purposes, including the reduction of outstanding bank debt and for capital expenditures on oil and gas developments.  The note may, at the Company’s option, be repaid by converting the interest and principal amounts due to common stock, thus reducing the Company’s cash needs to service its debt.  In January 2013, the scheduled payment of $854,167 was paid in cash, which included $833,333 in principal and $20,834 in interest.  In April 2013, 479,589 common shares were issued in lieu of the scheduled payment of $833,333.  According to the note agreement, the note holders may elect to convert the principal balance into shares of the Company's common stock.  During 2013, the note holders submitted conversion notices to the Company such that 787,055 common shares were issued for a reduction in the note principal of $1,666,666. In September 2013, this note was paid in full.  In addition to the note, Royale issued a warrant for 500,000 shares of its common stock.  The fair market value of this warrant was offset against the value of the warrant and amortized over the life of the loan.  During the life of the loan, $100,779 was expensed to interest expense in 2012 in excess 301,415 in 2013 with the remaining 1,144,084 recorded to additional paid in capital in 2013.

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

The following schedule summarizes our known contractual cash obligations at December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total Obligations	2014	2015-2016	2017	Beyond

Office lease	$662,742	$415,842	$246,900	$-	$-
Building Purchase Note	$2,283,919	104,776	228,602	114,301	1,836,240
Total	$2,946,661	$520,618	$475,502	$114,301	$1,836,240

Operating Activities.  For the years ended December 31, 2013 and 2012, cash used by operating activities totaled $2,911,000 and $1,353,134, respectively.  This $1,557,866 increase in cash used was mainly due to the gain on sale of a portion of its Alaska leases of approximately $2.8 million and the decrease of our deferred drilling obligations through increased drilling during the period in 2013.

Investing Activities.  For the year ended December 31, 2013, cash provided by investing activities was $5,233,341 compared to $2,906,766 used by investing activities in 2012, a difference of $8,134,107.  This difference was primarily due to the sale of a portion of our leases in Alaska, from which we received proceeds of approximately $4 million, during the period in 2013.  During 2013, we also drilled 6 wells resulting in expenditures of approximately $7 million and proceeds of approximately $8 million from our Turnkey drilling programs.  In 2012 we drilled two wells and finalized our purchase of the Alaska leases resulting in expenditures of $4.4 million and proceeds from our drilling program of approximately $1.5 million.

Financing Activities.  Net cash provided by financing activities totaled $1,065,962 and $2,803,699 for the years ended December 31, 2013 and 2012, respectively.  This difference in cash was mainly due to the proceeds received during 2013 for common stock sales and warrant exercises.  During 2013 Royale received proceeds of $1,021,668 and issued 500,000 shares of its common stock relating to its market equity offering program.  Also during the period in 2013, several warrants were exercised in exchange for shares of Royale’s common stock, and we received $1,227,627 and issued 630,619 shares of our common stock relating to these exercises.  These proceeds were added to working capital and used for ordinary operating expense.  In 2012, options were exercised by one director for a total of 88,692 shares of the Company’s common stock in exchange for proceeds of $299,500.  Additionally during the year, Royale received proceeds, net of fees, of $2,119,510 and issued 528,996 shares of its common stock relating to its market equity offering program.  The Company received approximately $2.8 million from a convertible note payable during the year in 2012. These proceeds were added to working capital and used for ordinary operating expense.  Also during the period in 2012, five directors exchanged 195,000 options in a cashless exercise for 76,346 common shares.

The following schedule summarizes our quarterly unaudited Balance Sheet and Statement of Operations for the three months ended March 31, June 30, September 30, and December 31, 2013.

ROYALE ENERGY, INC.	QTD	QTD	QTD	YTD
	March 31,	June 30,	Sept 30,	Dec 31,
	2013	2013	2013	2013
	ADJUSTED	ADJUSTED	ADJUSTED
BALANCE SHEETS
ASSETS
Total Current Assets	4,670,838	8,168,007	7,354,663	7,577,364
Other Assets	6,946	946	946	946
Oil and Gas Properties, at cost, (successful efforts basis), Equipment and Fixtures	6,512,534	5,864,044	5,504,741	7,237,382
Total Assets	11,190,318	14,032,997	12,860,350	14,815,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Total Current Liabilities	14,217,474	13,477,735	11,535,359	11,482,947
Total Noncurrent Liabilities	956,667	935,535	937,990	2,339,453
Total Stockholders' Equity	(3,983,823)	(380,273)	387,001	993,292
Total Liabilities and Stockholders' Equity	11,190,318	14,032,997	12,860,350	14,815,692

STATEMENTS OF OPERATIONS
Total Revenues	471,666	641,368	659,334	2,573,061
Total Costs and Expenses	1,425,373	1,146,287	1,396,279	5,948,485
Gain (Loss) on Turnkey Drilling Programs	(79,899)	321,831	739,816	2,008,734
Gain (Loss) on Sale of assets	-	2,294,920	350,233	2,820,315
Income From Operations	(1,033,606)	2,111,832	353,104	1,453,625
Interest Expense	(200,868)	(102,499)	(1,105)	(304,472)
Net Income (Loss)	(1,234,474)	2,009,333	351,999	1,149,153

Changes in Reserve Estimates

During 2013, our overall proved developed and undeveloped reserves decreased by 13% and our previously estimated proved developed and undeveloped reserve quantities were revised downward by approximately 0.8 million cubic feet of natural gas.  This downward revision was primarily due to three California wells, two drilled in 2011 and one drilled in 2012, which had lower than previously estimated proved producing and non-producing natural gas reserves.  See Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-30.

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

Item 7                          Qualitative and Quantitative Disclosures About Market Risk

Royale Energy is exposed to market risk from changes in commodity prices and in interest rates.  In 2013, we sold a majority of our natural gas at the daily market rate through the Pacific Gas & Electric pipeline.  In 2013, our natural gas revenues were approximately $1.8 million with an average price of $3.64 per MCF.  At current production levels, a 10% per MCF increase or decrease in our average price received could potentially increase or decrease our natural gas revenues by approximately $180,000.  At our current production levels of oil and natural gas condensate, a 10% increase or decrease in our average price per barrel could potentially increase or decrease our oil and natural gas revenues by approximately $9,600. We currently do not sell any of our natural gas or oil through hedging contracts.

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

Our co-chief executive officers, Donald H. Hosmer and Stephen M. Hosmer (who is also our chief financial officer), evaluated the effectiveness or our disclosure controls and procedures as of the end of the 2013 fiscal year.  Based on their evaluation, they concluded that our disclosure controls are effective as of December 31, 2013.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Management assessed our internal control over financial reporting as of December 31, 2013, which was the end of our fiscal year. Management based its assessment on criteria established in the SEC Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The guidance sets forth an approach by which management can conduct a top-down, risk-based evaluation of internal control over financial reporting. Management’s assessment included an evaluation of risks to reliable financial reporting, whether controls exist to address those risks and evaluated evidence about the operation of the controls included in the evaluation based on its assessment of risk.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10                        Directors and Executive Officers of the Registrant

All of our directors serve one year terms from the time of their election to the time their successor is elected and qualified.  The following information is furnished with respect to each director and executive officer who served as such during the fiscal year ended December 31, 2013:

Name	Age	First Became Director or Executive Officer	Positions Held

Harry E. Hosmer	83	1986	Chairman of the Board
Donald H. Hosmer	60	1987	Co-President, Co-Chief Executive Officer and Director
Stephen M. Hosmer	47	1996	Co-President, Co-Chief Executive Officer, Chief Financial Officer, Secretary, and Director
Oscar A. Hildebrandt (1) (2) (3)	78	1995	Director
George M. Watters (1) (2)	94	1991	Director
Gary Grinsfelder (1), (3)	65	2007	Director
Tony Hall (2) (3)	72	2007	Director

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

Stephen M. Hosmer – Co-President, Co-Chief Executive Officer, Chief Financial Officer, Secretary, and Director

Stephen M. Hosmer joined Royale Energy as the management information systems manager in May 1988, responsible for developing and maintaining Royale Energy’s computer software.  Mr. Hosmer developed programs and software systems used by Royale Energy.  From 1991 to 1995, he served as president of Royale Operating Company, Royale Energy’s operating subsidiary.  In 1995, he became chief financial officer of Royale Energy.  In 1996, he was elected to the board of directors of Royale Energy.  In 2003, he was elected executive vice president.  In October 2008, he became co-president and co-chief executive officer with primary responsibility for oil and gas exploration operations.  Mr. Hosmer served seven years on the board of directors of Youth for Christ, a charitable organization in San Diego, California.  He currently serves on the board of Venture Expeditions (www.ventureexpeditions.org), a charitable organization based in Minneapolis MN.  Stephen M. Hosmer is the son of Harry E. Hosmer and brother of Donald H. Hosmer.  Mr. Hosmer holds a Bachelor of Science degree in Business Administration from Oral Roberts University in Tulsa, Oklahoma, as well as earning his MBA degree via the prestigious President/Key Executive program at Pepperdine University in Malibu, California.

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

Gary Grinsfelder – Director

Mr. Grinsfelder is a geologist and manager with 38 years’ experience in oil and gas exploration, exploitation and property evaluation.  Currently Mr. Grinsfelder is an independent industry consultant.  Previously, Mr. Grinsfelder was Vice President of Exploration at LeFrak Energy and President of TXCO Resources.  He has also served in geologic and management roles for Output Exploration, LLC, Araxas Exploration, Inc., Triad Energy Corporation, Spartan Petroleum Corporation, American Petrofina Company of Texas, Union Oil Company of California and Degolyer and MacNaughton.  He received a Bachelor of Science degree in 1972 from Southern Methodist University and has performed graduate studies at the University of Puerto Rico Department of Marine Science and University of Houston Department of Geology.

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

In 2013, the members of the audit committee were Oscar A. Hildebrandt, chair, George M. Watters and Gary Grinsfelder.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for our directors and executive officers.  The code is posted on our website, www.royl.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that Royale Energy's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish Royale Energy with copies of all such reports they file.  Based solely upon a review of the copies of the forms furnished to Royale Energy, or representations from certain reporting persons that no reports were required, Royale Energy believes that no persons failed to file required reports on a timely basis for 2013.

Item 11                        Executive Compensation

The following table summarizes the compensation of the chief executive officer, chief financial officer and the two other most highly non-executive employees (the “named executives and employees”) of Royale Energy and its subsidiaries during the past year.  No stock options, stock awards or other plan based compensation were made during 2013.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	All Other Compensation (3)	Total
		($)	($)	($)	($)	($)	($)

Donald H. Hosmer	2013	$230,192	25,000			$7,656	$262,848
Co-President and Co-CEO	2012	$230,192	$	$	$	$6,906	$237,098
	2011	$230,192	$50,000	$16,550	$5,285	$8,406	$310,864

Stephen M. Hosmer	2013	$230,192	25,000			$19,656	$274,848
Co-President, Co-CEO & CFO	2012	$230,192				$19,110	$249,302
	2011	$230,192	$50,000	$16,550	$5,285	$20,766	$323,224

Mohamed Abdel-Rahmen (4)	2013	$167,025				$5,011	$172,036
VP Exploration	2012	$204,615				$6,138	$217,085
	2011	$204,615				$6,138	$210,753

Charles Tiano (4)	2013	$49,955	$193,825			$7,313	$251,093
Director of Investor Relations	2012	$56,269	$138,450			$9,736	$204,455
	2011	$56,058	$225,348			$8,442	$289,848

(1)  On November 6, 2008, Donald H. Hosmer and Stephen M. Hosmer were each awarded 15,000 shares of common stock for services rendered during 2008.  The closing price of Royale Energy’s common stock on that date was $3.31 per share.  One third of the shares vested on November 6, 2009, 2010 and 2012.

(2)  On March 23, 2008, Donald Hosmer and Stephen Hosmer (together with the other members of the board of directors) were each granted 45,000 options to purchase common stock at an exercise or base price of $3.50 per share.  These options vested in three parts on March 31, 2008, 2009, and 2010.  The options were granted for a legal life of four years with a service period of three years.

On December 10, 2010, Donald Hosmer and Stephen Hosmer (together with the other members of the board of directors) were each granted 50,000 options to purchase common stock at an exercise or base price of $3.25 per share.  These options vested in two parts on January 1, 2012 and 2013.  The options were granted for a legal life of five years with a service period of two years.

Amounts represent grant date fair value.  See Note 11 of the financial statements contained in our annual report to shareholders on Form 10-K for the year ended December 31, 2012, regarding assumptions underlying the valuation of stock options.  The fair value of the options was calculated using the Black-Scholes option pricing method.

(3) All other compensation consists of matching contributions to the Company’s simple IRA plan, except for Stephen M. Hosmer, who also received a $12,000 car allowance.

(4) Mr. Abdel-Rahmen and Mr. Tiano are highly compensated employees under SEC rules who did not serve as executive officers during 2012.

Stock Options and Equity Compensation; Outstanding Equity Awards at Fiscal Year End

The following table presents the number of unexercised options at the 2013 year end for each named executive officer.  No unvested stock awards were outstanding at the end of 2013.

Options
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date

Donald H. Hosmer	50,000	(1)	-	$3.25	12/31/2015

Stephen M. Hosmer	50,000	(1)	-	$3.25	12/31/2015

(1)
In December 2010, the directors and executive officers of Royale Energy were each granted 50,000 options to purchase common stock at an exercise or base price of $3.25 per share, in consideration of their past service on the board.  These options vested and became exercisable over two years, on January 1, 2012 and 2013.  They were granted for a period of five years with a service period of two years.

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

Bonus.  The compensation committee meets annually to determine the quantity, if any, of the cash bonuses of executive officers.  The amount granted is based, subjectively, upon the company’s stock price performance, earnings, revenue, reserves and production.  The committee does not use quantifiable metrics for these criteria; but rather uses each in balance to assess the strength of the company’s performance.  The committee believes that formulaic approaches to cash incentives can foster an unhealthy balance between short-term and long-term goals.  In 2013, the compensation committee did not award bonuses to the company’s executive officers.

Compensation of Directors

In 2013, none of the board members or committee member received fees for attendance at board meetings or committee meetings during the year.  Royale Energy did reimburse directors for the expenses incurred for their services.

In addition, Royale Energy's Chairman of the Board and former President, Harry E. Hosmer, renders and receives compensation for management consulting services to Royale Energy on an ongoing basis.  See Certain Relationships and Related Transactions, page 10.

The following table describes the compensation paid to our directors who are not also named executives for their services in 2013.

Name	Fees earned or paid in cash	Stock awards	Option awards	All Other Compensation (1)	Total
	($)	($)	($)	($)	($)
Harry E. Hosmer	$224,938	$0	$0	$11,056	$235,994
Oscar A. Hildebrandt	$22,500	$0	$0	0	$22,500
George M. Watters	$22,500	$0	$0	0	$22,500
Gary Grinsfelder	$22,500	$0	$0	0	$22,500
Tony P. Hall	$22,500	$0	$0	0	$22,500

(1)  Other compensation paid to Harry E. Hosmer in 2013 consisted of payments for medical and dental insurance coverage.

Item 12                        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

On March 5, 2014, 14,942,728 shares of Royale Energy’s common stock were outstanding.

The following table contains information regarding the ownership of Royale Energy’s common stock as of March 5, 2014, by:

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

Stockholder (1)	Number (2)	Percent

Harry E. Hosmer, (3)	647,692	4.32%

Donald H. Hosmer, (3)	935,302	6.24%

Stephen M. Hosmer, (3) (4)	1,260,435	8.41%

Oscar A. Hildebrandt (2), (5)	63,936	* %

Gary Grinsfelder	45,440	*

Tony P. Hall	68,749	*

George M. Watters, (6)	136,144	* %

All officers and directors as a group	3,157,698	20.72%

* Less than 1%

(1)  The mailing address of each listed stockholder is 7676 Hazard Center Drive, Suite 1500, San Diego, California 92108.

(2)  Includes options to purchase the following number of shares of common stock which were vested and exercisable on March 31, 2013:  Harry E. Hosmer 50,000, Donald H. Hosmer 50,000; Stephen M. Hosmer 50,000; Gary Grinsfelder 40,000; Tony Hall 50,000; Oscar A. Hildebrandt 6,308; George Watters 50,000.

(3)  Donald H. Hosmer and Stephen M. Hosmer are sons of Harry E. Hosmer, Chairman of the Board.

(4)  Includes 34,000 shares owned by Stephen M. Hosmer’s minor children.

(5)  Includes 48,936 shares held by a trust.

(6)  Includes 65,481 shares held by a trust.

Preferred Stock

Holders Series AA convertible preferred stock have voting rights equal to the number of shares into which they are convertible.  On March 31, 2013, 52,784 shares of Series AA convertible preferred stock were outstanding. The shares of each series of preferred shares are convertible into shares of Royale Energy's common stock at the option of the security holder, at the rate of two shares of convertible preferred stock for each share of common stock.  The preferred stock is not registered under the Securities Exchange Act of 1934, and no market exists for the preferred stock.  The total number of shares of common stock issuable on conversion of all outstanding shares of preferred stock equals less than 1% of the outstanding common stock of Royale Energy.  To Royale Energy's knowledge, none of the preferred shareholders would own more than 1% of Royale Energy's common stock, if their preferred shares were converted to common shares.

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

Donald and Stephen Hosmer each have participated individually in 172 and 170 wells respectively under the 1989 policy.  The Hosmer Trust, a trust for the benefit of family members of Harry E. Hosmer, has participated in 170 wells.

Investments in wells under the 1989 policy for the three years ended December 31, 2013, 2012, and 2011 are as follows:

	Year	# of fractional interests	Amount
Donald Hosmer	2013	6	$31,767
	2012	2	$4,186
	2011	7	$42,636
Stephen Hosmer	2013	5	$12,262
	2012	2	$2,537
	2011	7	$37,885
Hosmer Trust	2013	6	$41,488
	2012	2	$2,537
	2011	7	$34,033

Current officers and directors were billed $16,967, $3,451 and $23,010 for their interests for the three years ended December 31, 2013, 2012, and 2011, respectively.

Royale Energy's Chairman of the Board and former President, Harry E. Hosmer, renders management consulting services to Royale Energy on an ongoing basis.  Royale Energy compensated Mr. Hosmer $193,270, $138,050 and $165,660 for his consulting services in 2013, 2012, and 2011, respectively, and pays his medical insurance costs.  Mr. Hosmer's consulting services are in conjunction with his service on the board of directors, for which he receives reimbursement of expenses to attend meetings.

Item 14                        Principal Accountant Fees and Services

Padgett, Stratemann & Co. LLP served as the independent auditors to audit the Company’s financial statements for the fiscal year ended December 31, 2013.  The aggregate fees billed by them for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Audit fees (1)	$153,271	$110,299
Tax fees (2)	-	-
All other fees (3)	$21,650	$31,350
Total	$174,921	$141,649

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

No representatives of Padgett, Stratemann & Co. LLP are expected to be present at the annual meeting.  Although the audit committee has the sole responsibility to appoint the auditors as required under the Securities Exchange Act of 1934, the committee welcomes any comments from shareholders on auditor selection or performance.  Comments may be sent to the audit committee chair, Dr. Oscar A. Hildebrandt, care of Royale Energy’s executive office, 7676 Hazard Center Drive, Suite 1500, San Diego, California 92108.

PART IV

Item 15                        Exhibits and Financial Statement Schedules

The agreements included as exhibits to this report are included to provide information about their terms and not to provide any other factual or disclosure information about Royale Energy or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement that were made solely for the benefit of the other agreement parties and:

•	should not be treated as categorical statements of fact, but rather as a way of allocating the risk among the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from the way investors may view materiality; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

1.	Financial Statements. See Index to Financial Statements, page F-1

2.	Schedules. Supplemental Information About Oil and Gas Producing Activities (Unaudited) begins on page F-26.

3.	Exhibits. Certain of the exhibits listed in the following index are incorporated by reference.

1.1	Placement Agent Agreement between the Company and C.K. Cooper & Company, Inc., dated October 25, 2013, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 29, 2013.
3.1	Restated Articles of Incorporation of Royale Energy, Inc., incorporated by reference to Exhibit 3.1 of Royale Energy’s Form 10-Q filed August 14, 2009.
3.2	Amended and Restated Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.2 of Royale Energy’s Form 10-K filed March 27, 2009.
4.1	Series A-1 Warrant issued to Cranshire Capital, L.P., incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed August 6, 2009.
4.2	Series C Warrant issued to Cranshire Capital, L.P., incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed August 6, 2009.
4.3	Series D Warrant issued to Cranshire Capital, L.P., incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed October 21, 2009.
4.4	Series E Warrant issued to certain affiliates of Cranshire Capital, L.P., incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed October 29, 2013.
4.5	Certificate of Determination of the Series AA Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of Royale Energy's Form 10-SB Registration Statement.
10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 of Royale Energy's Form 10-SB Registration Statement.
10.2
Amended and Restated Credit Agreement between Royale Energy and Texas Capital Bank, N.A. (February 13, 2009), incorporated by reference to Exhibit 310.2 of Royale Energy’s Form 10-K filed March 27, 2009.

10.3	Form of Promissory Note between Royale Energy and Texas Capital Bank, N.A., incorporated by reference to Exhibit 10.3 of Royale Energy’s Form 10-K filed March 27, 2009.
10.4	Securities Purchase Agreement between the Company and Cranshire Capital, L.P., dated as of August 4, 2009, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 6, 2009.
10.5	Registration Rights Agreement between the Company and Cranshire Capital, L.P., dated as of August 5, 2009, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed August 6, 2009.
10.6	Securities Purchase Agreement between the Company and Cranshire Capital, L.P., dated as of October 16, 2009, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 21, 2009.
10.7	Registration Rights Agreement between the Company and Cranshire Capital, L.P., dated as of October 16, 2009, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 21, 2009.
10.8	Sales Agreement between the Company and C.K. Cooper & Company, Inc., dated February 17, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 17, 2013.

10.9	Securities Purchase Agreement between the Company and certain buyers dated as of October 28, 2013, incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed October 29, 2013.
10.10	Convertible Note issued to certain affiliates of Cranshire Capital, L.P., incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed October 29, 2013.
23.1	Consent of Padgett, Stratemann & Co., L.L.P., filed herewith.
23.2	Consent of Netherland, Sewell & Associates, Inc., filed herewith.
23.3	Consent of Source Energy, LLC, filed herewith.
31.1	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
31.2	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
32.1	Section 1350 Certification, filed herewith.
32.2	Section 1350 Certification, filed herewith.
99.1	Report of Netherland Sewell & Associates, Inc., filed herewith.
99.2	Report of Source Energy, LLC, filed herewith.
99.3	Waiver Letter from Cranshire Capital, L.P. to the Company dated October 28, 2013, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed October 29, 2013.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Royale Energy, Inc.

Date:	March 11, 2014	/s/ Donald H.. Hosmer
Donald H.. Hosmer
Co-President and Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 11, 2014	/s/ Harry E. Hosmer
Harry E. Hosmer
Chairman of the Board of Directors
Date:	March 11, 2014	/s/ Donald H. Hosmer
Donald H. Hosmer
Director, Co-President, Co-Chief Executive Officer
Date:	March 11, 2014	/s/ Stephen M. Hosmer
Stephen M. Hosmer
Director, Co-President, Co-Chief Executive Officer, Chief Financial Officer and Secretary
Date:	March 11, 2014	/s/ Tony Hall
Tony Hall
Director
Date:	March 11, 2014	/s/ Oscar A. Hildebrandt
Oscar A. Hildebrandt
Director
Date:	March 11, 2014	/s/ Gary Grinsfelder
Gary Grinsfelder
Director
Date:	March 11, 2014	/s/ George M. Watters
George M. Watters
Director

ROYALE ENERGY, INC.
INDEX TO FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
     of Royale Energy, Inc.

We have audited the accompanying balance sheets of Royale Energy, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of comprehensive income (loss), stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royale Energy, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 16 to the financial statements, the 2012 financial statements have been restated to reflect the correction of an error related to revenue recognition.

Padgett, Stratemann & Co., LLP
San Antonio, Texas
March 15, 2014

ROYALE ENERGY, INC
BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

ASSETS

	2013	2012- Restated

Current Assets
Cash and Cash Equivalents	$4,878,233	$1,489,930
Accounts Receivable, net	1,680,792	3,969,160
Prepaid Expenses	684,848	469,038
Available for Sale Securities	16,448	0
Inventory	317,043	612,464

Total Current Assets	7,577,364	6,540,592

Other Assets	946	6,946

Oil And Gas Properties (Successful Efforts Basis), Real Property and Equipment and Fixtures	7,237,382	6,522,186

Total Assets	$14,815,692	$13,069,724

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

LIABILITIES AND STOCKHOLDERS' EQUITY

	2013	2012- Restated
Current Liabilities:
Accounts Payable and Accrued Expenses	$5,332,323	$4,932,468
Current Portion of Long-Term Debt, Net	22,916	2,258,668
Current Portion of Deferred Tax Liability	1,775	1,775
Deferred Drilling Obligations	6,125,933	8,693,743

Total Current Liabilities	11,482,947	15,886,654

Noncurrent Liabilities:
Asset Retirement Obligation	862,369	954,088
Note Payable	1,477,084	0

Total Noncurrent Liabilities	2,339,453	954,088

Total Liabilities	13,822,400	16,840,742

Stockholders' Equity

Common Stock, No Par Value, 20,000,000 Shares Authorized; 14,942,728 and 12,545,465 Shares Issued and Outstanding, Respectively	37,996,866	33,247,571

Convertible Preferred Stock, Series AA, No Par Value, 147,500 Shares Authorized; 52,784 Shares Issued and Outstanding, Respectively	154,014	154,014
Accumulated (Deficit)	(37,471,388)	(38,620,541)
Paid in Capital	303,855	1,447,938
Accumulated Other Comprehensive Income	9,945	0

Total Stockholders' Equity (Deficit)	993,292	(3,771,018)

Total Liabilities and Stockholders' Equity (Deficit)	$14,815,692	$13,069,724

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2013, AND 2012

	2013	2012- Restated
Revenues:
Sale of Oil and Gas	$1,913,364	$1,673,538
Supervisory Fees and Other	659,697	692,344

Total Revenues	$2,573,061	$2,365,882

Costs and Expenses:
General and Administrative	3,279,505	3,640,336
Lease Operating	936,631	1, 090,948
Delay Rentals	457,554	48,802
Lease Impairment	70,203	145,461
Geological and Geophysical	50,145	423,459
Inventory Write Down	39,185	62,744
Bad Debt Expense	146,704	263,767
Legal and Accounting	326,270	518,511
Marketing	332,482	594,118
Depreciation, Depletion and Amortization	309,806	664,131

Total Costs and Expenses	$5,948,485	$7,452,277

Gain on Turnkey Drilling Programs	2,008,734	763,461
Gain on Sale of Assets	2,820,315	8,100

Income (Loss) from Operations	1,453,625	(4,314,834)

Other Income (Expense):
Interest Expense	(304,472)	(195,009)
Gain on sale of Marketable Securities	0	7,048

Income Before Income Tax Expense	1,149,153	(4,502,795)
Income Tax Provision (Benefit)	0	(9,187,821)

Net Income (Loss)	$1,149,153	$(13,690,616)

Basic Earnings (Loss) Per Share:	$0.08	$(1.23)

Diluted Earnings (Loss) Per Share	$0.08	$(1.23)

Other Comprehensive Income (Loss)
Unrealized Gain on Equity Securities	$9,945	$0
Less: Reclassification Adjustment for Gains Included in Net Income	0	(3,035)

Other Comprehensive Income (Loss) , before tax	9,945	(3,035)

Other Comprehensive Income (Loss), net of tax	9,945	(3,035)

Comprehensive Income (Loss)	$1,159,098	$(13,693,651)

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, and 2012

	Common Stock		Preferred Stock Series AA		Treasury Stock
	Shares Issued	Amount	Shares Outstanding	Amount	Shares Acquired	Amount		Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2011	10,823,050	$28,298,228	52,784	$154,014	32,619		$(179,376)	$632,004	$(22,225,904)	$3,035	$6,682,001

Prior Period adjustment									(2,704,021)		(2,704,021)

Balance December 31, 2011 as restated	10,823,050	$28,298,228	52,784	$154,014	32,619		$(179,376)	$632,004	$(22,225,904)	$3,035	3,977,980

Common Stock Options Exercised	165,038	$299,500	-	-	-		-	-	-	-	299,500

Common Stock Private Placement Sale	1,562,352	4,649,843			(26,644)		146,515	(174,451)			4,621,907

Directors’ Stock Option Grant		-	-	-	-		-	39,260	-	-	39,260

Treasury Stock Retirement	(4,975)	-	-	-	(4,975)		27,361	(173,876)	-	-	(146,515)

Common Stock Donation					(1,000)		5,500	(2,110)			3,390

Discount on Warrant Value								1,127,111			1,127,111

Available for Sale Securities – Unrealized Gain (Loss), net of tax	-	-	-	-	-		-	-	-	(3,035)	(3,035)

Net Loss (Restated)									(13,690,615)		(13,690,616)

Balance, December 31, 2012-Restated	12,545,465	$33,247,571	52,784	$154,014			$0	$0	$1,447,938	$0	$(3,771,018)

Common Stock Warrant Exercise	630,619	$1,227,626	-	-	-		-	-	-	-	1,227,626

Common Stock Private Placement Sale	500,000	$1,021,667	-	-		$			-	-	1,021,668

Note Payable Conversion	1,266,644	2,500,000	-	-		$		(1,144,083)	-	-	1,355,917

Available for Sale Securities – Unrealized Gain (Loss), net of tax	-	-	-	-	-		-	-	-	9,945	9,945

Net Income	-	-	-	-					1,149,153		1,149,153

Balance, December 31, 2013	14,942,728	$37,996,866	52,784	$154,014	0		$0	$303,855	$(37,471,387)	$9,945	$993,292

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, and 2012

	2013	2012-Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,149,153		$(13,690,616)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used by Operating Activities:
Depreciation, Depletion, and Amortization	309,806		664,131
Lease Impairment	70,203		145,461
Gain on Sale of Assets	(2,820,315)		(8,100)
Gain on Turnkey Drilling Programs	(2,008,734)		(763,461)
Realized (Gain on Sale of Available for Sale Securities	0		(7,048)
Bad Debt Expense	146,704		263,767
Stock-Based Compensation	0		39,260
Debt Discount Amortization	280,582		100,779
Inventory and Other Assets Write Down	39,185		62,744
Treasury Stock Donation	0		3,390
(Increase) Decrease in:
Accounts Receivable	2,141,664		145,333
Prepaid Expenses and Other Assets	40,426		(47,620)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	308,136		768,203
Deferred –Drilling Obligations	(2,567,810)		1,784,077
Deferred Income Taxes	0		9,186,566
Net Cash Used by Operating Activities	(2,911,000)		(1,353,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures For Oil And Gas Properties and Other Capital Expenditures	(6,998,949)		(4,425,434)
Proceeds from Turnkey Drilling Programs	8,025,535		1,468,403
Proceeds from Sale of Assets	4,206,755		14,690

Sale of Available for Sale Securities	0		35,575

Net Cash Provided (Used) in Investing Activities	5,233,341		(2,906,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Debt	0		2,784,689
Principal Payments on Long-Term Debt	(1,183,333)		(2,400,000)
Proceeds from Stock Options and Warrant Exercises	1,227,627		299,500
Proceeds from Sale of Common Stock	1,021,668		2,119,510

Net Cash Provided by Financing Activities	1,065,962		2,803,699

Net Increase (Decrease) in Cash and Cash Equivalents	3,388,303		(1,456,201)

Cash & Cash Equivalents at Beginning of Year	1,489,930		2,946,131

Cash & Cash Equivalents at End of Year	$4,878,233		$1,489,930

Cash Paid for Interest	$23,890		94,229

Cash Paid for Taxes	$925		800

Supplemental Schedule of Non-Cash Investing and Financing Transactions:
Purchase of Office building with note payable financing	$1,500,000		$0
Conversion of convertible notes to common stock	$2,500,000	$
Accretion of discount to paid-in-capital upon early conversion of convertible notes	$1,144,083	$
Receivable from sale of common stock	$0		$2,506,023
Unrealized Gain on Available-for-Sale Securities, net of tax effect	$9,945		$0

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

Revenue Recognition

Royale’s primary business is oil and gas production.    Natural gas flows from the wells into gathering line systems, which are equipped occasionally with compressor systems, which in turn flow into metered transportation and customer pipelines.  Monthly, price data and daily production are used to invoice customers for amounts due to Royale Energy and other working interest owners.  Royale Energy operates virtually all of its own wells and receives industry standard operator fees.

Royale Energy generally sells crude oil and natural gas under short-term agreements at prevailing market prices. Revenues are recognized when the products are delivered, which occurs when the customer has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.

Revenues from the production of oil and natural gas properties in which the Royale Energy has an interest with other producers are recognized on the basis of Royale Energy’s net working interest. Differences between actual production and net working interest volumes are not significant.

Royale Energy’s financial statements include its pro rata ownership of wells.  Royale Energy usually sells a portion of the working interest in each well it drills or participates in to third party investors and retains a portion of the prospect for its own account.  Royale Energy generally retains about a 50% working interest.  All results, successful or not, are included at its pro rata ownership amounts: revenue, expenses, assets, and liabilities as defined in FASB ASC 932-323-25 and 932-360.

Oil and Gas Property and Equipment

Depreciation, depletion and amortization, based on cost less estimated salvage value of the asset, are primarily determined under either the unit-of-production method or the straight-line method, which is based on estimated asset service life taking obsolescence into consideration.  Maintenance and repairs, including planned major maintenance, are expensed as incurred.  Major renewals and improvements are capitalized and the assets replaced are retired.

The project construction phase commences with the development of the detailed engineering design and ends when the constructed assets are ready for their intended use.  Interest costs, to the extent they are incurred to finance expenditures during the construction phase, are included in property, plant and equipment and are depreciated over the service life of the related assets.

Royale Energy uses the “successful efforts” method to account for its exploration and production activities.  Under this method, Royale Energy accumulates its proportionate share of costs on a well-by-well basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred,   and capitalizes expenditures for productive wells.  Royale Energy amortizes the costs of productive wells under the unit-of-production method.

Royale Energy carries, as an asset, exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where Royale Energy is making sufficient progress assessing the reserves and the economic and operating viability of the project.  Exploratory well costs not meeting these criteria are charged to expense. Other exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred.

Acquisition costs of proved properties are amortized using a unit-of-production method, computed on the basis of total proved oil and gas reserves.

Capitalized exploratory drilling and development costs associated with productive depletable extractive properties are amortized using unit-of-production rates based on the amount of proved developed reserves of oil and gas that are estimated to be recoverable from existing facilities using current operating methods.
Under the unit-of-production method, oil and gas volumes are considered produced once they have been measured through meters at custody transfer or sales transaction points at the outlet valve on the lease or field storage tank.

Production costs are expensed as incurred. Production involves lifting the oil and gas to the surface and gathering, treating, field processing and field storage of the oil and gas. The production function normally terminates at the outlet valve on the lease or field production storage tank. Production costs are those incurred to operate and maintain Royale Energy’s wells and related equipment and facilities. They become part of the cost of oil and gas produced. These costs, sometimes referred to as lifting costs, include such items as labor costs to operate the wells and related equipment; repair and maintenance costs on the wells and equipment; materials, supplies and energy costs required to operate the wells and related equipment; and administrative expenses related to the production activity.

Proved oil and gas properties held and used by Royale Energy are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Royale Energy estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. Cash flows used in impairment evaluations are developed using annually updated evaluation assumptions for crude oil commodity prices.  Annual volumes are based on field production profiles, which are also updated annually. Prices for natural gas and other products are based on assumptions developed annually for evaluation purposes.

Impairment analyses are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During 2013 and 2012, impairment losses of $70,203 and $145,461, respectively, were recorded on various capitalized lease and land costs that were no longer viable.

Significant unproved properties are assessed for impairment individually, and valuation allowances against the capitalized costs are recorded based on the estimated economic chance of success and the length of time that Royale Energy expects to hold the properties.  The valuation allowances are reviewed at least annually.

Upon the sale or retirement of a complete field of a proved property, Royale Energy eliminates the cost from its books, and the resultant gain or loss is recorded to Royale Energy’s Statement of Operations.  Upon the sale of an entire interest in an unproved property where the property has been assessed for impairment individually, a gain or loss is recognized in Royale Energy’s Statement of Operations.  If a partial interest in an unproved property is sold, any funds received are accounted for as a recovery of the cost in the interest retained with any excess funds recognized as a gain. Should Royale Energy’s turnkey drilling agreements include unproved property, total drilling costs incurred to satisfy its obligations are recovered by the total funds received under the agreements.  Any excess funds are recorded as a Gain on Turnkey Drilling Programs, and any costs not recovered are capitalized and accounted for under the “successful efforts” method.

Royale Energy  sponsors turnkey drilling agreement arrangements in unproved properties as a pooling of assets in a joint undertaking, whereby proceeds from participants are reported as Deferred Drilling Obligations, and then reduced as costs to complete its obligations are incurred with any excess booked against its property account to reduce any basis in its own interest.  Gains on Turnkey Drilling Programs represent funds received from turnkey drilling participants in excess of all costs Royale incurs during the drilling programs (e.g., lease acquisition, exploration and development costs), including costs incurred on behalf of participants and costs incurred for its own account; and are recognized only upon making this determination after Royale’s obligations have been fulfilled.

The contracts require the participants pay Royale Energy the full contract price upon execution of the agreement.   Royale Energy completes the drilling activities typically between 10 and 30 days after drilling begins.  The participant retains an undivided or proportional beneficial interest in the property, and is also responsible for its proportionate share of operating costs.  Royale Energy retains legal title to the lease.  The participants purchase a working interest directly in the well bore.

In these working interest arrangements, the participants are responsible for sharing in the risk of development, but also sharing in a proportional interest in rights to revenues and proportional liability for the cost of operations after drilling is completed and the interest is conveyed to the participant.

A certain portion of the turnkey drilling participant’s funds received are non-refundable.    The company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed due to the permitting process or drilling rig availability.  At December 31, 2013 and 2012, Royale Energy had Deferred Drilling Obligations of $6,125,933 and $8,693,743 respectively.

If Royale Energy is unable to drill the wells, and a suitable replacement well is not found, Royale would retain the non-refundable portion of the contact and return the remaining funds to the participant.  Included in cash and cash equivalents are amounts for use in completion of turnkey drilling programs in progress.

Losses on properties sold are recognized when incurred or when the properties are held for sale and the fair value of the properties is less than the carrying value.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit, and highly liquid debt instruments with maturities of three months or less.

Inventory

Inventory consists of well supplies, pipeline and spare parts and is carried at lower of cost or market. During 2013, we had a write down of $39,185 on certain oil and gas inventory and in 2012 we had a write down of $62,744 on certain oil and gas inventory to its estimated current market value.

Accounts Receivable

The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged to earnings.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.    At December 31, 2013 and 2012, the Company established an allowance for uncollectable accounts of $1,081,580 and $934,876, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

Income (Loss) Per Share

Basic and diluted income (losses) per share are calculated as follows:

	For the Year Ended December 31, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Income Per Share:
Net income available to common stock	$1,149,153	13,853,290	$0.08

Diluted Income Per Share:
Effect of dilutive securities and stock options		435,195	$0.00

Net income available to common stock	$1,149,153	14,288,485	$0.08

	For the Year Ended December 31, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Loss Per Share:
Net loss available to common stock	$(13,690,616)	11,133,377	$(1.23)

Loss Per Share:
Effect of dilutive securities and stock options	-	-	-

Net loss available to common stock	$(13,690,616)	11,133,377	$(1.23)

For the year ended December 31, 2012, Royale Energy had dilutive securities of 1,104,314.  These securities were not included in the dilutive earnings per share due to their anti-dilutive nature.

Stock Based Compensation

Royale Energy has a stock-based employee compensation plan, which is more fully described in Note 12.  Effective January 1, 2006, the Company adopted the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock-based awards.

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

At December 31, 2013, Royale Energy reported the fair value of $16,448 in available for sale securities.  The fair value was determined using the number of shares owned as of December 31, 2013, multiplied by the market price of those securities on December 31, 2013.
The table below summarizes Royale’s fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall.  At December 31, 2012, Royale Energy quoted prices in active markets for identical assets when determining the fair value measurements at the reporting date.

Description	12/31/2013	Level 1	12/31/2012	Level 1
Available for Sale Securities	$16,448	$16,448	$-	$-

Reclassifications

Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented herein. The company has determined that Delay Rentals expenses are more fairly broken out of Lease Operating Expenses.   The reclassification is reflected in all years presented.

Recently Issued Accounting Pronouncements

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the year ended December 31, 2013, and have determined that the updates are not applicable to the Company.

NOTE 2 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31:

	2013	2012
Oil and Gas

Producing properties, including intangible drilling costs	$4,862,657	$5,025,723
Undeveloped properties	2,779,672	4,034,292
Lease and well equipment	4,075,320	4,000,524
	11,717,649	13,060,539
Accumulated depletion, depreciation and amortization	(7,065,362)	(7,163,943)

	4,652,287	$5,896,596

	2013	2012
Commercial and Other

Real estate, including furniture and fixtures	$2,503,803	$502,344
Vehicles	120,314	151,669
Furniture and equipment	1,300,523	1,299,300
	3,924,640	1,953,313
Accumulated depreciation	(1,339,545)	(1,327,723)

	2,585,095	625,590

	$7,237,382	6,522,186

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

	2013	2012

Acquisition - Proved	$7,663	24,298
Acquisition- Unproved	$0	24,606
Development	$1,080,043	577,708
Exploration	$4,822,260	1,077,001

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB Accounting Standards Codification requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during 2013 or 2012. We did not charge any previously capitalized exploratory well costs to expense upon adoption of Topic.

	12 Months Ended December 31,
	2013	2012
Beginning balance at January 1	$0	$0

Additions to capitalized exploratory well costs pending the determination of proved reserves	$410,303	$0

Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	$(410,303)	$0

Ending balance at December 31	$0	$0

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the two years ended December 31, are as follows:

	2013	2012

Oil and gas sales	$1,913,364	1,673,538
Production related costs	(1,394,185)	(1,139,750)
Lease Impairment	(70,203)	(145,461)
Depreciation, depletion and amortization	(309,806)	(664,131)

Results of operations from producing and exploration activities	$139,170	(275,804)
Income Taxes (Benefit)	0	(9,187,821)

Net Results	$139,170	(9,463,625)

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

	2013	2012

Asset retirement obligation Beginning of the year	$954,088	$575,612
Liabilities incurred during the period	12,358	347,947
Settlements	(97,522)	0
Accretion expense	17,106	6,741
Revisions in estimated cash flow	23,661	23,788

Asset retirement obligation End of year	$862,369	$954,088

NOTE 4 - TURNKEY DRILLING OBLIGATION

Royale Energy receives funds under turnkey drilling contracts, which require Royale Energy to drill oil and gas wells within a reasonable time period from the date of receipt of the funds.  As of December 31, 2013 and 2012 Royale Energy had recorded deferred turnkey drilling associated with undrilled wells of $6,125,933 and $8,693,743, respectively, as a current liability.

NOTE 5 - LONG-TERM DEBT

	2013	2012
Revolving line of credit secured by oil and gas properties, with a maximum available of $14,250,000 at December 31, 2012, issued by Texas Capital Bank, N.A. for the purposes of refinancing Royale’s existing debt and to fund development, exploration and acquisition activities as well as other general corporate purposes.  The agreement was entered into on February 13, 2009.  Interest is at Texas Capital Bank’s “Base Rate” plus 1.00% with an “Adjusted Base Rate” of 5.00%, resulting in a rate of 5.00% at December 31, 2013 and 2012, payable monthly with borrowing base reductions of $100,000 commencing on January 1, 2012.  As part of this agreement, Texas Capital Bank has issued letters of credit in the amount of $750,000 on behalf of the Company to various agencies.    At December 31, 2012, Royale’s borrowing base with Texas Capital Bank was $350,000.  The revolving line of credit matured in February 2013.
	$0		$350,000

On December 24, 2013, Royale Energy, Inc. entered into an agreement between the Company, as buyer, and North Island Financial Credit Union as seller, for the purchase of commercial property in San Diego, California, for a purchase price of $2,000,000, of which $500,000 was paid in cash on the date of purchase, and $1,500,000 was borrowed from AmericanWest Bank, NA, with a note secured by the property being purchased.  The note carries an interest rate of 5.75% until paid in full.  Royale will pay this loan in 119 regular payments of $9,525 each and one  balloon payment estimated at $1,150,435. Royale’s first payment is due February 1, 2014, and all subsequent payments are due on the same day of each month after that. Royale’s final payment will be due on January 1, 2024, and will be for all principal and all accrued interest not yet paid. Payments include principal and interest.
	$1,500,000		$0

Note Payable convertible into shares of Royale’s Common stock and a Warrant Agreement with certain institutional investors.  The Note has a face value of $3,333,333 and issued with an original issue discount of 10% for an aggregate purchase price of $3 million.  The Note is not interest bearing unless Royale is in default of the Note, in which case the Note carries an interest rate of 18% per annum.  During each calendar quarter from January 1, 2013 through December 31, 2013, the holder of the Note  required Royale to redeem 25% of the original principal amount each quarter. .  Once notification is received, Royale, in its sole discretion, may satisfy its obligation either in cash or in shares of its common stock.  However, at the Note’s maturity on December 31, 2014, any outstanding balance on the Note is required to be repaid in cash. Note is net of the Discount of Warrant Value in the amount of $1,229,354. In April 2013, 479,589 common shares were issued in lieu of the scheduled payment of $833,333.  According to the note agreement, the note holders may elect to convert the principal balance into shares of the Company's common stock.  During 2013, the note holders submitted conversion notices to the Company such that 787,055 common shares were issued for a reduction in the note principal of $1,666,666. In September 2013, this note was paid in full.
			1,908,668

Total Long Term Debt	$1,500,000		$2,258,668

Less Current Maturity	22,916		$2,258,668

Long Term Debt Less Current Portion	$1,477,084	$

The Warrant Agreement entitles the holder to purchase, in whole or in part, an aggregate of 500,000 shares of Royale’s Common stock at an initial exercise price of $3.00 per share.  During 2013, the exercise price of these warrants was adjusted from $3.00 to $2.1176 due to the issuance of shares under the Company’s Securities Purchase Agreement.  The warrant has a three year term and becomes exercisable on April 29, 2013.  The value of the warrant was determined using the Black-Scholes pricing method utilizing a strike price of $3.00, 3 year maturity, a risk free interest of 0.8805%, and expected volatility of 107.7%.  Based upon these inputs, the value of each warrant share was calculated to be $1.9536.

Maturities of long-term debt for the years subsequent to December 31, 2013 are as follows:

Year Ended December 31,
2014	$22,916
2015	$28,921
2016	$30,654
2017	$32,490
2018	$34,437
Thereafter	$1,350,582

Total	$1,500,000

NOTE 6 - INCOME TAXES

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

Significant components of the Company’s deferred assets and liabilities at December 31, 2013 and 2012, respectively, are as follows:

	2013		2012
Deferred Tax Assets (Liabilities):
Statutory Depletion Carry Forward		$678,617	$776,534
Net Operating Loss		4,053,001	4,951,345
Other		702,275	212,798
Share-Based Compensation		55,990	58,558
Capital Loss / AMT Credit Carry Forward		76,410	76,410
Charitable Contributions Carry Forward		15,510	16,022
Allowance for Doubtful Accounts		412,353	372,772
Oil and Gas Properties and Fixed Assets		4,723,641	5,479,647
		$10,717,797	$11,944,086
Valuation Allowance		(10,717,797)	(11,944,086)
Net Deferred Tax Asset		$-	$-

Deferred Tax Assets:
Current		$62,333	$107,563
Non-current		(62,333)	(107,563)
Deferred Tax Liabilities:
Current
Non-current
Net Deferred Tax Asset	$		$-

At the end of 2012, management reviewed the realizability of the Company’s net deferred tax assets.  Due to the Company’s cumulative losses in recent years and its inability to conclude a transaction concerning its Alaska acreage by the end of 2012, Royale and its management concluded that it is not “more-likely-than-not” its deferred tax assets will be realized.  As a result, the Company recorded a full valuation allowance against the net deferred tax assets in 2012.  At the end of 2013, management again reviewed the reliability of the Company’s net deferred tax assets, and due to the Company’s continued cumulative losses in recent years, Royale and it management concluded it is not “more-likely-than-not” its deferred tax assets will be realized.  As a result, the Company will continue to record a full valuation allowance against the deferred tax assets in 2013.  The Company will assess the realizability of the deferred tax assets at least yearly and make appropriate updates as needed.  The Company had statutory percentage depletion carry forwards of approximately $1,800,000 at December 31, 2013.  The depletion has no expiration date.  The Company also has a net operating loss carry forward of approximately $10,400,000 at December 31, 2013, which will begin to expire in 2027.

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the statutory income tax rates at December 31, 2013 and 2012, respectively, to pretax income is as follows:

	2013	2012

Tax (benefit) computed at statutory rate of 34%	$390,712	$(1,530,950)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other		1,389,218
Other non-deductible expenses	3,078	2,889
Change in valuation allowance	(393,790)	9,326,664
Provision (benefit)	$-	$(9,187,821)

The components of the Company’s tax provision are as follows:

	2013	2012

Current tax provision (benefit) – federal	$-	-
Current tax provision (benefit) – state	-	1,790
Deferred tax provision (benefit) – federal	-	(7,623,800)
Deferred tax provision (benefit) – state	-	(1,562,231)

Total provision (benefit)	$-	(9,187,821)

In January 2007, Royale adopted additional provisions from the Income Taxes Topic of the FASB Accounting Standards Codification, which clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  As a result of our implementation of the Topic at the time of adoption and at December 31, 2013, the Company did not recognize a liability for uncertain tax positions.  Currently, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our balance sheets. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The tax years 2009 through 2012 remain open to examination by the taxing jurisdictions in which we file income tax returns.

NOTE 7 - SERIES AA PREFERRED STOCK

In April 1992, Royale Energy's Board of Directors authorized the sale of Series AA Convertible Preferred Stock.  Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to Series A Convertible Preferred Stockholders.  The Series AA Convertible Preferred Stock does not have the right of redemption at the stockholders' option.     During the years ending December 31, 2013, and 2012, there were no conversions of Series AA Preferred stock, and as of December 31, 2013, and 2012 there were 52,784 shares of Series AA Preferred stock issued and outstanding.

NOTE 8 - COMMON STOCK

In February 2013, Royale Energy entered into a Sales Agreement with C. K. Cooper & Company, Inc. (“CKCC”), under which the Company may issue and sell shares of its common stock for consideration of up to $10,000,000, from time to time in an at the market equity offering program with CKCC acting as the Company’s sales agent (the “Offering”).  Sales of common stock if any, under the program will depend upon market conditions and other factors to be determined by the Company and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Capital Market, on any other existing trading market for the common stock  or through a market maker. The Company has no obligation to sell any common shares in the program and may at any time suspend solicitation and offers under the program or terminate the program. The Company will pay CKCC a commission equal to 3.5% of the gross sales price of any such shares sold, through it as sales agent, as set forth in the Sales Agreement. The Company has also agreed to reimburse CKCC for certain expenses incurred in connection with entering into the Sales Agreement and has provided CKCC with customary indemnification rights.

In June 2008, Royale Energy entered into a Securities Purchase Agreement with Cranshire Capital, L.P. to issue and sell 547,945 shares of its common stock in exchange for approximately $4,000,000 (i.e. $7.30 per share). As part of the agreement, Cranshire was also issued a warrant to acquire additional shares of its common stock.  The warrant is exercisable for an aggregate of 191,781 shares at an exercise price of $7.30 per share.  The $7.30 per share price was negotiated as a 15% discount from the 10 day dollar volume weighted average price of the Company’s Common Stock on the NASDAQ Global Market.  In conjunction with the August 2009 agreement (see below) the price of these share were adjusted to an exercise price of $1.99 per share.  In March 2011, warrants were exercised for 71,918 shares of the Company’s common stock for approximately $143,117 ($1.99 per share).  In May and June 2013 warrants were exercised for 321,443 shares of the Company’s Common Stock for approximately $639,672.   The net proceeds from the private placement and warrant exercises went towards general corporate purposes, including the acquisition of oil and natural gas properties for future development.

On August 4, 2009, Royale Energy, Inc., entered into a Securities Purchase Agreement with Cranshire Capital, L.P. The terms of the agreement include the sale of 552,764 shares of common stock at $1.99 per share. The warrants include: (i) Series A Warrants, which are immediately exercisable for a period of 5 years into 329,850 shares at $2.19 per share; (ii) Series A-1 Warrants, which are exercisable beginning February 6, 2010 for a period of 5 years into 1,808 shares at $2.19 per share, (iii) Series B Warrants, which are immediately exercisable for a period of up to 1 year into 511,628 shares at $2.15 per share and (iv) Series C Warrants, which are immediately exercisable for a period of 5 years into 306,977 shares at $2.19 per share but only to the extent that the Series B Warrants are exercised and only in the same percentage that the Series B Warrants are exercised. All of such warrants contain customary adjustments for corporate events such as reorganizations, splits, dividends, and the exercise prices of all such warrants are subject to weighted-average anti-dilution adjustments in the event of additional issuances of common stock below the exercise price then in effect. The exercise price of the Series B Warrants is also subject to increases if the market price of the common stock equals or exceeds $2.40, in which case the exercise price of such Series B warrant will be increased to 90% of the closing sale price of the common stock on the trading day immediately preceding the date of exercise thereof. The Company will also provide customary registration rights in connection with the transaction.  In September and October 2009, the Series B warrants were exercised for 511,628 shares of Royale Energy common stock.  The net proceeds received for the shares, $1,080,650, were used for general working capital purposes.  During March and April 2011, the Series A warrants were exercised for 329,850 shares of Royale Energy common stock.  The net proceeds received for the shares, approximately $722,372, were used for general working capital purposes.  During February and March 2012, in a separate exercise, warrants were exercised for 67,160 of the Company’s common stock.  The net proceeds of approximately $185,999 were used for general working capital purposes.

NOTE 9 - OPERATING LEASES

Royale Energy occupies office space through the use of two leases, one for their office in San Diego, CA and one for an office and yard in Woodland, CA.  The San Diego lease is under a 120 month noncancellable lease contract, which expires in July 2015. The San Diego lease calls for monthly payments ranging from $27,010 to $35,271, and the Woodland lease calls for monthly payments of $900.  Future minimum lease obligations as of December 31, 2013 are as follows:

Year Ended
December 31,

2014	$415,842
2015	$246,900

Thereafter	$-

Total	$662,742

Rental expense for the years ended December 31, 2013 and 2012 was $ 361,020 and $370,750 respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

Donald H. Hosmer, Royale Energy’s co-president and co-chief executive officer owns 6.24% of Royale Energy common stock. Donald H. Hosmer is the brother of Stephen M. Hosmer, and son of Harry E. Hosmer.

Stephen M. Hosmer, Royale Energy’s co-president, co-chief executive officer and chief financial officer, owns 8.41% of Royale Energy common stock.  Stephen M. Hosmer is the brother of Donald H. Hosmer and son of Harry E. Hosmer.

Harry E. Hosmer, Royale Energy's former president and former chief executive officer, owns 4.32% of Royale Energy common stock. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer.  Donald H. Hosmer and Stephen M. Hosmer are also officers and directors of Royale Energy.

NOTE 11 - STOCK COMPENSATION PLAN

During the Board of Directors meeting held in December 2010, directors and executive officers of Royale Energy were each granted 50,000 stock options, a total of 400,000 options, to purchase common stock at an exercise or base price of $3.25 per share.  These options are to vest in two parts; the first 200,000 options vested on January 1, 2012; the remaining 200,000 options vested on January 1, 2013.  The options were granted with a legal life of five years, and a service period of two years beginning January 1, 2012.  During  2012, Royale recognized compensation costs of $39,260 and a tax expense of $38,652 relating to this option grant.  In 2013, Royale did not recognize any compensation costs or tax effect related to this grant.

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

A summary of the status of Royale Energy's stock option plan as of December 31, 2013 and 2012, and changes during the years ending on those dates is presented below:

	2013		2012
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options
Outstanding at Beginning of Year	346,308	$3.25	675,000	$3.36
Granted	-		-
Exercised	-		(283,692)	$3.46
Expired or Ineligible	-		(45,000)	3.50

Outstanding at End of Year	346,308	$3.25	346,308	$3.25

Options Exercisable at Year End	346,308	$3.25	346,308	$3.25

Weighted-average Fair Value of Options Granted During the Year	$-		$-

At December 31, 2013, Royale Energy’s stock price, $2.59, was less than the weighted average exercise price, and as such the outstanding and exercisable stock options had no intrinsic value.  These stock options have a weighted-average remaining contractual term of 2 years as of December 31, 2013.  There were no new stock options granted during 2013.

A summary of the status of Royale Energy's restricted stock grant plans as of December 31, 2013 and 2012, and changes during the years ending on those dates is presented below:

	2013		2012
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Non-vested Shares
Non-vested at Beginning of Year	-	$-	31,670	$3.31
Granted	-		-
Reinstated	-		-
Vested	-		31,670	$3.31
Expired or Ineligible	-	$	-

Non-vested at End of Year	-		-	$3.31

NOTE 12 - SIMPLE IRA PLAN

In April 1998, the Company established a Simple IRA pension plan covering all employees. The Company will contribute a matching contribution to each eligible employee’s Simple IRA equal to the employee’s salary reduction contributions up to a limit of 3% of the employee’s compensation for the year. The employer contribution for the years ending December 31, 2013 and 2012, were $49,846, and $57,405 respectively.

NOTE 13 - ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the continuing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy's business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance and remediation costs in 2013 or 2012.

Royale Energy is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of Royale Energy.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

The Company bids its gas sales on a month to month basis and generally sells to a single customer without commitment to future gas sales to any particular customer. The Company normally sells approximately 80% of its monthly natural gas production to one customer on a month to month basis.  Since we are able to sell our natural gas to other readily available customers, the loss of any one customer would not have an adverse effect on our overall sales operations.

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution for our interest bearing accounts in the years ended December 31, 2013, and 2012.  At December 31, 2013, and 2012, the Company’s non-interest bearing accounts were fully insured by the FDIC.   At December 31, 2013 and 2012, cash in banks exceeded the FDIC limits by approximately $4.3 million and $1.2 million, respectively. The Company has not experienced any losses on deposits.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

Douglas Jones v. Royale Energy, Broward County Circuit Court, Florida.  On July 1, 2010, Douglas Jones filed a lawsuit against the Company in the Circuit Court, 17th Judicial District, Broward County, Florida.  Mr. Jones was an independent contractor handling certain aspects of sales for the Company prior to July 2, 2008.  He asserts that he is entitled to an unspecified amount for commissions and expenses.  The Company denies that any money is owed to Mr. Jones.  On August 16, 2010, the Company, through Florida counsel Adam Hodkin, filed a motion to dismiss the lawsuit for lack of jurisdiction in the Florida courts.  The Court ruled that it wanted to have an evidentiary hearing on the motion.  The Court has finally set a date for the evidentiary hearing on whether to grant or deny the motion to dismiss.  That date is May 5, 2014.     If the motion to dismiss is denied, Royale intends to answer the complaint and oppose the lawsuit vigorously.   At this time, we do not expect to incur any material losses resulting from these proceedings.

NOTE 16 – RESTATEMENT TO REFLECT CHANGE IN REVENUE RECOGNITION POLICY

In response to comments from the staff of the Securities and Exchange Commission’s Division of Corporation Finance, and after consultation with the Company’s Chief Financial Officer and with Padgett Stratemann & Co., LLP, the Company’s independent registered public accounting firm, the Audit Committee concluded that the Company’s revenue recognition policies incorrectly recognized (a) amounts received from sales of direct working interests to third parties as revenue, and (b) expenditures to complete development obligations for those working interests as expense.  Rather, the receipt of funds from sales of direct working interests should be treated as a recovery of the Company’s capitalized costs of oil and gas properties until such costs are fully recovered.  Accordingly, the financial statements as of December 31, 2012, and for the year then ended, have been restated to correct an error in our method of revenue recognition to reduce its basis in oil and gas properties, and to reduce both revenue and expense related to turnkey drilling and related depletion expense. Changes occurred in Retained Earnings, Deferred Income Tax Asset, Turnkey Drilling Revenue, Drilling and Development Expenses, Lease Impairment Expense, and Oil and Gas Properties (Successful Efforts Basis) and Equipment and Fixtures.

The revisions to the balance sheet dated December 31, 2012, results in a reduction of the carrying value of the Company’s oil and gas properties, although there has been no change in the actual ownership, market value, or reserve value (at December 31,2012) of those properties.  The revision to the statement of comprehensive loss for fiscal 2012 reduces revenue from turnkey drilling activity and reduces expenses from turnkey drilling and development, lease impairment, and depreciation, depletion and amortization, increasing the loss by $1,729,590 to $13,693,651 from $11,964,061.

Royale’s Oil and Gas Properties (Successful Efforts Basis) and Equipment and Fixtures were evaluated at December 31, 2011 based upon the revised policies.  An adjustment of $4,456,933 was recorded against Royale’s oil and gas properties offset by corresponding entries to its deferred tax asset and retained earnings.

For a detailed explanation of the changes to the Company’s revenue recognition policies and its effect on the Company’s balance sheet and statement of operations, see our revenue recognition policy and policy on property, plant and equipment.

The following table illustrates the effect of these changes in 2012.

As of December 31, 2012
	As Previously Reported	Adjustment	As Restated
Balance Sheet
ASSETS:
Oil and Gas Properties (Successful Efforts Basis) and Equipment and Fixtures	$10,955,797	$(4,433,611)	$6,522,186
Total Assets	17,503,335	(4,433,611)	13,069,724
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Accumulated Deficit	(34,186,930)	(4,433,611)	(38,620,541)

Total Stockholder’s Equity (Deficit)	662,593	(4,433,611)	(3,771,018)
Total Liabilities and Stockholder’s Equity (Deficit)	$17,503,335	$(4,433,611)	$13,069,724

Statement of Operations
REVENUES:
Turnkey Drilling	$2,028,863	$(2,028,863)	$0
Total Revenues	4,394,745	(2,028,863)	2,365,882
COSTS AND EXPENSES
Turnkey Drilling and Development	449,536	(449,536)	0
Lease Impairment	200,778	(55,317)	145,461
Depreciation, Depletion and Amortization	1,448,002	(783,871)	664,131
Total Costs and Expenses	8,741,001	(1,288,724)	7,452,277
Gain on Turnkey Drilling Programs	0	763,461	763,461
Income From Operations	(4,338,156)	23,322	(4,314,834)
Income (Loss) Before Income Tax Expense	(4,526,117)	23,322	(4,502,795)
Income Tax Provision	7,434,909	1,752,912	9,187,820
Net Income (Loss)	$(11,961,026)	$(1,729,590)	$(13,690,616)
Comprehensive Income (Loss)	$(11,964,061)	$(1,729,590)	$(13,693,651)
Basic Loss Per Share	(1.07)	(0.16)	(1.23)

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

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent petroleum engineering consultants Netherland, Sewell & Associates, Inc. and Source Energy, LLC, the net reserve value of its proved developed and undeveloped reserves was approximately $7.6 million at December 31, 2013, based on natural gas prices ranging from $2.59 per MCF to $3.09 per MCF as applied on a field-by-field basis.  Source Energy, LLC supplied reserve value estimates for Royale Energy’s Utah properties, and Netherland, Sewell & Associates, Inc. provided reserve information for the Company’s California, Texas, Oklahoma, and Louisiana properties. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures.  These estimates do not include probable or possible reserves.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2013 and 2012  and changes in such quantities during each of the years then ended, were as follows:

	2013		2012

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed and undeveloped reserves:
Beginning of period	63,900	4,497,970	4,900	4,569,850
Revisions of previous estimates	(24,596)	(801,011)	(2,658)	(436,443)
Production	(1,039)	(498,948)	(1,558)	(559,590)
Extensions, discoveries and improved recovery		790,814	63,200	892,990
Purchase of minerals in place			16	31,162
Sales of minerals in place		(74,576)

Proved reserves end of period	38,265	3,914,250	63,900	4,497,970

	2013		2012

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed reserves:

Beginning of period	700	3,188,390	4,900	4,174,050

End of period	5,984	3,168,142	700	3,188,390

	2013		2012

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved undeveloped reserves:

Beginning of period	63,200	1,309,500	-	395,800

End of period	32,281	746,108	63,200	1,309,500

For December 31, 2013, natural gas extensions, discoveries and improved recovery came to 790,814 MCF which was added mainly as a result of drilling three new exploratory wells and one development well in 2013.  These new wells consisted of 440,466 MCF of proved developed producing reserves.  A location which consisted of 350,348 MCF of proved undeveloped reserves was discovered from an exploratory well drilled in 2012.  A location which had 856,030 MCF in proved developed reserves at December 31, 2012, was drilled and began producing in 2012, was revised downward 456,258 MCF at December 31, 2013.  A location which was drilled in 2011 and began producing in 2013, had proved developed non-producing reserves of 268,610 at December 31, 2012, was revised downward 239,941 MCF at December 31, 2013.  An additional location, which was also drilled and began producing in 2011, had proved developed reserves of 188,910 at December 31, 2012, was revised downward 162,039 MCF at December 31, 2013.

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The standardized measure of discounted future net cash flows is presented below for the two years ended December 31, 2013.

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

2014	$2,079,310
2015	29,600
2016	359,000
Thereafter	131,600

Total	$2,599,510

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

	2013	2012

Future cash inflows	$17,740,100	18,248,440
Future production costs	(5,924,280)	(6,661,330)
Future development costs	(2,599,510)	(3,955,510)
Future income tax expense	(2,764,893)	(2,289,480)

Future net cash flows	6,451,417	5,342,120

10% annual discount for estimated timing of cash flows	(1,817,442)	(1,404,499)

Standardized measure of discounted future net cash flows	$4,633,975	3,937,621

Sales of oil and gas produced, net of production costs	$(558,858)	(344,130)

Revisions of previous quantity estimates	74,660	(2,813,520)
Net changes in prices and production costs	(421,741)	(1,158,708)
Sales of minerals in place	(122,760)	-
Purchases of minerals in place	-	-

Extensions, discoveries and improved recovery	1,421,319	1, 480,350
Accretion of discount	602,171	520,741

Net change in income tax	(298,437)	694,580

Net increase (decrease)	$696,354	(1,620,687)

Future Development Costs

In order to realize future revenues from our proved reserves estimated in our reserve report, it will be necessary to incur future costs to develop and produce the proved reserves.  The following table estimates the costs to develop and produce our proved reserves in the years 2014 through 2016.

Future development cost of:	2014	2015	2016
Proved developed reserves	$14,010	$-	$-
Proved non-producing reserves	15,200	29,600	16,400
Proved undeveloped reserves	2,050,100	-	342,600

Total	$2,079,310	$29,600	$359,000

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

2013	$0
2012	$0
2011	$1,560,735