Form 10-Q
period 2014-03-31
ROYALE ENERGY INC
filed 2014-05-13
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3777 Willow Glen Drive
San Diego, CA 92019
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

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☐    No  ☒

At March 31, 2014, a total of 14,942,728 shares of registrant’s common stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$3,664,400	$4,878,233
Accounts Receivable, net	2,331,501	1,680,792
Prepaid Expenses	636,736	684,848
Available for Sale Securities	16,448	16,448
Inventory	317,043	317,043

Total Current Assets	6,966,128	7,577,364

Other Assets	946	946

Oil and Gas Properties, at cost, (successful efforts basis), Equipment and Fixtures	7,304,143	7,237,382

Total Assets	$14,271,217	$14,815,692

See notes to unaudited financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$5,300,541	$5,332,323
Current Portion of Long-Term Debt	27,786	22,916
Current Portion of Deferred Tax Liability	1,775	1,775
Deferred Drilling Obligations	6,406,279	6,125,933

Total Current Liabilities	11,736,381	11,482,947

Noncurrent Liabilities:
Asset Retirement Obligation	840,156	862,369
Note Payable	1,468,493	1,477,084

Total Noncurrent Liabilities	2,308,649	2,339,453

Total Liabilities	14,045,030	13,822,400

Stockholders' Equity:
Common Stock, no par value, authorized 20,000,000 shares, 14,942,728 shares outstanding.	37,996,866	37,996,866
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 52,784 outstanding	154,014	154,014
Accumulated (Deficit)	(38,238,493)	(37,471,388)
Paid in Capital	303,855	303,855
Accumulated Other Comprehensive Income	9,945	9,945

Total Stockholders' Equity	226,187	993,292

Total Liabilities and Stockholders' Equity	$14,271,217	$14,815,692

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2014 AND 2013

	2014	2013-Restated
	(Unaudited)	(Unaudited)
Revenues:
Sale of Oil and Gas	$825,556	$330,895
Supervisory Fees and Other	153,475	140,771

Total Revenues	979,031	471,666

Costs and Expenses:
General and Administrative	835,061	860,013
Lease Operating	453,536	267,209
Delay Rentals	19,494	25,613
Legal and Accounting	218,652	171,631
Marketing	95,196	37,626
Depreciation, Depletion and Amortization	89,826	63,281

Total Costs and Expenses	1,711,765	1,425,373

Loss on Turnkey Drilling Programs	(19,033)	(79,899)

Loss From Operations	(751,767)	(1,033,606)
Other Income (Expense):
Interest Expense	(15,338)	(200,868)

Net Loss	$(767,105)	(1,234,474)

Basic Loss Per Share	$(0.05)	$(0.10)

Diluted Loss Per Share	$(0.05)	$(0.10)

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	2014	2013-Restated
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(767,105)	$(1,234,474)

Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Depreciation, Depletion and Amortization	89,826	63,281
Loss on Turnkey Drilling Programs	19,033	79,899
Debt Discount Amortization, net of adjustments	0	178,083
Decrease (Increase) in:
Accounts Receivable	(650,709)	2,591,355
Prepaid Expenses and Other Assets	48,112	(572,460)
Increase (Decrease) in:
Accounts Payable and Accrued expenses	(53,995)	(681,981)
Deferred Drilling Obligations	280,346	20,630

Net Cash (Used in) Provided (Used) by Operating Activities	(1,034,492)	444,333

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(560,773)	(133,527)
Proceeds from Turnkey Drilling Programs	385,153	0

Net Cash Used by Investing Activities	(175,620)	(133,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(3,721)	(1,183,333)
Proceeds from Sale of Common Stock	0	1,021,668

Net Cash Used by Financing Activities	(3,721)	(161,665)

Net Increase in Cash and Cash Equivalents	(1,213,833)	149,141

Cash at Beginning of Year	$4,878,233	$1,489,930

Cash at End of Period	$3,664,400	$1,639,071

Cash Paid for Interest	$15,338	$22,785

Cash Paid for Taxes	$1,900	$800

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

NOTE 2 – LOSS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Three Months ended March 31, 2014
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Loss Per Share:
Net loss available to common stock	$(767,105)	14,942,728	$(0.05)

Diluted Loss Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net loss available to common stock	$(767,105)	14,942,728	$(0.05)

	For the Three Months ended March 31, 2013 - Restated
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Loss Per Share:
Net income available to common stock	$(1,234,474)	12,673,243	$(0.10)

Diluted Loss Per Share:
Effect of dilutive securities and stock options	0	0	0.00

Net loss available to common stock	$(1,234,474)	12,673,243	$(0.10)

For the three months ended March 31, 2014 and 2013, Royale Energy had dilutive securities of 406,225 and 643,017, respectively.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	March 31, 2014 (Unaudited)	December 31, 2013 (Unaudited)
Oil and Gas
Producing properties, including drilling costs	$5,035,269	$4,862,657
Undeveloped properties	2,737,596	2,779,672
Lease and well equipment	4,099,321	4,075,320
	11,872,186	11,717,649

Accumulated depletion, depreciation & amortization	(7,127,452)	(7,065,362)
	4,744,734	4,652,287
Commercial and Other
Real estate, including furniture and fixtures	$2,503,803	$2,503,803
Vehicles	120,314	120,314
Furniture and equipment	1,300,523	1,300,523
	3,924,640	3,924,640
Accumulated depreciation	(1,365,231)	(1,339,545)
	2,559,409	2,585,095

	$7,304,143	$7,237,382

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB Accounting Standards Codification requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the periods in 2014 or 2013.

NOTE 4 – RESTATEMENT TO REFLECT CHANGE IN REVENUE RECOGNITION POLICY

The Company has restated its previously issued 2013 financial statements for the correction of an error in the method of revenue recognition.  The effect on the Company’s issued March 31, 2013 financial statements is summarized below:

	As Previously
	Reported	As Restated

Statement of Operations for the period ended March 31, 2013:
Turnkey Drilling and Development Expense	43,143	0
Lease Operating Expense	292,822	267,209
Delay Rentals Expense	0	25,613
Depreciation, Depletion and Amortization Expense	221,360	63,281
Total Costs and Expenses	1,626,595	1,425,373
Net Loss	(1,355,797)	(1,234,474)

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

Results of Operations

For the first quarter of 2014, we had a net loss of $767,105 compared to net loss of $1,234,474 during the first quarter of 2013, a $467,369 improvement.  Total revenues for the first quarter in 2014 were $979,031, an increase of $507,365 or 107.6% from the total revenues of $471,666 during the period in 2013.  The lower net loss and higher revenues were the result of increases in both natural gas prices and production volumes during the quarter in 2014, when compared to 2013.

In the first quarter of 2014, revenues from oil and gas production increased $494,661 or 149.5% to $825,556 from the 2013 first quarter revenues of $330,895.  This increase was due to higher natural gas commodity prices and increased production, as several new wells drilled at the end of 2013 and beginning of 2014 were brought online.  The net sales volume of natural gas for the quarter ended March 31, 2014, was approximately 148,323 Mcf with an average price of $5.39 per Mcf, versus 88,530 Mcf with an average price of $3.48 per Mcf for the first quarter of 2013.  This represents an increase in net sales volume of 59,793 Mcf or 67.5%.  The net sales volume for oil and condensate (natural gas liquids) production was 280 barrels with an average price of $92.80 per barrel for the first three months of 2014, compared to 280 barrels at an average price of $87.67 per barrel for the first three months in 2013.

Oil and natural gas lease operating expenses increased by $186,327 or 69.7%, to $453,536 for the quarter ended March 31, 2014, from $267,209 for the quarter in 2013.  This difference was mainly due to increased plugging and abandonment expenses and increased compression charges resulting from higher production volumes during the period in 2014.  Delay rental costs decreased by $6,119 or 23.9%, to $19,494 for the quarter in 2014 from $25,613 for the same period in 2013.

The aggregate of supervisory fees and other income was $153,475 for quarter ended March 31, 2014, an increase of $12,704 or 9% from $140,771 during the period in 2013.  This increase was the result of higher overhead rates during the period in 2014, stemming from higher production volumes.

Depreciation, depletion and amortization expense increased to $89,826 from $63,281, an increase of $26,545 or 42% for the quarter ended March 31, 2014, as compared to the same period in 2013. The depletion rate is calculated using production as a percentage of reserves.  This increase in depreciation expense was mainly due to a higher depletion rate as production volumes were higher during the period.

General and administrative expenses decreased by $24,952 or 2.9% from $860,013 for the quarter ended March 31, 2013, to $835,061 for the period in 2014. This decrease was primarily due to lower employee related compensation expenses during the period in 2014, stemming from continued cost control measures.  Marketing expense for the quarter ended March 31, 2014, increased $57,570, or 153%, to $95,196, compared to $37,626 for the same period in 2013. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $218,652 for the period, compared to $171,631 for the same period in 2013, a $47,021 or 27.4% increase.  The increase in legal and accounting expense was a result of higher audit and tax fees paid during the period in 2014 when compared to the same period in 2013.

At March 31, 2014, Royale Energy had a Deferred Drilling Obligation of $6,406,279.  During this period, we disposed of $385,153 of these obligations upon completing the drilling of one well, while incurring expenses of $404,186, resulting in a loss of $19,033.  In the same period in 2013, there were no wells drilled, but an additional $79,899 of expenses was incurred on wells drilled during the previous period.  During the second quarter 2014, Royale expects to drill three wells, disposing of an additional $2,045,678 of deferred drilling obligation in the second quarter of 2014.

Interest expense decreased to $15,338 for the quarter ended March 31, 2014, from $200,868 for the same period in 2013, a $185,530, or 92.4% decrease. This decrease resulted from a reduction of outstanding indebtedness after repayment during 2013 of a convertible note.

Capital Resources and Liquidity

At March 31, 2014, Royale Energy had current assets totaling $6,966,128 and current liabilities totaling $11,736,381, a $4,770,253 working capital deficit.  We had cash and cash equivalents at March 31, 2014, of $3,664,400 compared to $4,878,233 at December 31, 2013.

In October 2012, the Company obtained $3 million from sale of a convertible note.  See, The Company’s Prospectus Supplement filed pursuant to Rule 424(b) on October 29, 2012, and the Company’s Form 8-K filed on October 29, 2012.  The Company used these proceeds for general corporate purposes, including the reduction of outstanding bank debt and for capital expenditures on oil and gas development.   At March 31, 2013, the net outstanding balance of this note was $1,253,418.  During 2013, Royale repaid the note by paying a portion of the principal and interest in cash and by exercising the conversion feature to convert a portion of the principal and interest to common stock, as of September 30, 2013, this note was paid in full.

In December of 2013, Royale purchased an office building valued at $2,000,000, of which $500,000 was paid in cash on the date of purchase, and $1,500,000 was borrowed from American West Bank, with a note secured by the property being purchased.  The note carries an interest rate of 5.75% until paid in full. Royale will pay this loan in 119 regular payments of $9,525 each and one balloon payment estimated at $1,150,435. Royale’s first payment was due February 1, 2014, and all subsequent payments are due on the same day of each month after that. Royale’s final payment will be due on January 1, 2024, and will be for all principal and all accrued interest not yet paid. Payments include principal and interest.  At March 31, 2014, the outstanding balance of this note was $1,496,279.

At March 31, 2014, our accounts receivable totaled $2,331,501, compared to $1,680,792 at December 31, 2013, a $650,709 or 38.7% increase.  This was primarily due to higher oil and gas revenue receivables due to higher commodity prices and increased production during the period.  At March 31, 2014, our accounts payable and accrued expenses totaled $5,300,541, a decrease of $31,782 or .6% from the accounts payable at December 31, 2013, of $5,332,323, mainly due to payments of accounts payable during the period.

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

Operating Activities.  Net cash used by operating activities totaled $1,034,492 and provided by operating activities $444,333 for the three month periods ended March 31, 2014 and 2013, respectively.  This $1,478,825 difference in cash was mainly due to increases in accounts receivable during the period in 2014, due to higher oil and natural gas revenue receivables.

Investing Activities.  Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $175,620 and $133,527 for the three month periods ended March 31, 2014 and 2013, respectively.  This increase was due to higher drilling obligation costs during the quarter in 2014, as the Company completed one well while no wells were completed during the period in 2013.

Financing Activities.  Net cash used by financing activities totaled $3,721 in the first quarter of 2014, which were principal payments on the Company’s long-term debt; while $161,665 was used by financing activities for the three month period ended March 31, 2013.  During the quarter ended March 31, 2013, Royale received proceeds of $1,021,668 and issued 500,000 shares of its common stock relating to its market equity offering program, while payments of $1,183,333 were made on the Company’s convertible note payable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $4.69 per Mcf to a high of $6.77 per Mcf for the first three months of 2014.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2014.

No changes occurred in our internal control over financial reporting during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Douglas Jones v. Royale Energy, Inc., et.al.
On July 1, 2010, Douglas Jones filed a lawsuit against the Company in the Circuit Court, 17th Judicial District, Broward County, Florida.  Mr. Jones was an independent contractor handling certain aspects of sales for the Company prior to July 2, 2008.  He asserts that he is entitled to an unspecified amount for commissions and expenses.  The Company denies that any money is owed to Mr. Jones.  On August 16, 2010, the Company through Florida counsel Adam Hodkin filed a motion to dismiss the lawsuit for lack of jurisdiction in the Florida courts. The Court ruled that it wanted to have an evidentiary hearing on the motion.  An evidentiary hearing on whether to grant or deny the motion to dismiss was held on May 5, 2014, and the judge currently has the case under advisement.  If the motion to dismiss is denied, Royale intends to answer the complaint and oppose the lawsuit vigorously.  At this time, we do not expect to incur any material losses resulting from these proceedings.

Item 1A.  Risk Factors

Please review the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ROYALE ENERGY, INC.

Date: May 9, 2014	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: May 9, 2014	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President, Co-Chief Executive Officer, and Chief Financial Officer