Form 10-Q
period 2014-06-30
ROYALE ENERGY INC
filed 2014-08-01
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3777 Willow Glen Drive
San Diego, CA 92019
(Address of principal executive offices) (Zip Code)

619-383-6800
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

At June 30, 2014, a total of 14,942,728 shares of registrant’s common stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$2,967,509	$4,878,233
Accounts Receivable, net	2,521,208	1,680,792
Prepaid Expenses	580,019	684,848
Available for Sale Securities	16,448	16,448
Inventory	320,473	317,043

Total Current Assets	6,405,657	7,577,364

Other Assets	946	946

Oil and Gas Properties, at cost, (successful efforts basis), Equipment and Fixtures	7,616,046	7,237,382

Total Assets	$14,022,649	$14,815,692

See notes to unaudited financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$5,625,338	$5,332,323
Current Portion of Long-Term Debt	28,196	22,916
Current Portion of Deferred Tax Liability	1,775	1,775
Deferred Drilling Obligations	5,606,951	6,125,933

Total Current Liabilities	11,262,260	11,482,947

Noncurrent Liabilities:
Asset Retirement Obligation	835,346	862,369
Note Payable	1,461,462	1,477,084

Total Noncurrent Liabilities	2,296,808	2,339,453

Total Liabilities	13,559,068	13,822,400

Stockholders' Equity:
Common Stock, no par value, authorized 20,000,000 shares, 14,942,728 shares outstanding.	37,996,866	37,996,866
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 52,784 outstanding	154,014	154,014
Accumulated (Deficit)	(38,001,099)	(37,471,388)
Paid in Capital	303,855	303,855
Accumulated Other Comprehensive Income	9,945	9,945

Total Stockholders' Equity	463,581	993,292

Total Liabilities and Stockholders' Equity	$14,022,649	$14,815,692

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013-restated	2014	2013-restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$744,410	$457,101	$1,569,966	$787,996
Supervisory Fees and Other	174,429	184,267	327,904	325,038

Total Revenues	918,839	641,368	1,897,870	1,113,034

Costs and Expenses:
General and Administrative	587,070	696,201	1,422,131	1,556,214
Lease Operating	267,826	239,928	721,362	507,137
Delay Rentals	12,298	1,200	31,792	26,813
Legal and Accounting	49,751	80,833	268,403	252,464
Marketing	35,122	65,095	130,318	102,721
Depreciation, Depletion and Amortization	88,309	63,030	178,135	126,311

Total Costs and Expenses	1,040,376	1,146,287	2,752,141	2,571,660

Gain on Turnkey Drilling Programs	415,487	321,831	396,454	241,932
Gain (Loss) on Sale of Assets	(34,601)	2,294,920	(34,601)	2,294,920

Income (Loss) From Operations	259,349	2,111,832	(492,418)	1,078,226
Other Income (Expense):
Interest Expense	(21,955)	(102,499)	(37,293)	(303,367)

Income (Loss) Before Income Tax Expense (Benefit)	237,394	2,009,333	(529,711)	774,859

Net Income (Loss)	$237,394	2,009,333	(529,711)	774,859

Basic Earnings (Loss) Per Share	$0.02	0.15	(0.04)	0.06

Diluted Earnings (Loss) Per Share	$0.02	0.15	(0.04)	0.06

Other Comprehensive Income
Unrealized Gain on Equity Securities	$0	0	0	0

Other Comprehensive Income, before tax
Income Tax Expense Related to Items of Other Comprehensive Income	0	0	0	0

Other Comprehensive Income, net of tax	0	0	0	0

Comprehensive Income (Loss)	$237,394	2,009,333	(529,711)	774,859

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	2014	2013-Restated
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(529,711)	$774,859

Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	178,135	126,311
(Gain) Loss on Sale of Assets	34,601	(2,294,920)
(Gain) on Turnkey Drilling Programs	(396,454)	(241,932)
Debt Discount Amortization, net of adjustments	0	280,583
Decrease (Increase) in:
Accounts Receivable	(840,416)	426,047
Prepaid Expenses and Other Assets	101,399	(119,584)
Increase (Decrease) in:
Accounts Payable and Accrued expenses	265,992	(452,057)
Deferred Drilling Obligations	(518,982)	(118,118)

Net Cash Used in Operating Activities	(1,705,436)	(1,618,811)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(2,495,777)	(1,156,458)
Proceeds from Turnkey Drilling Programs	2,300,831	893,667
Proceeds from Sale of Assets	0	3,413,155

Net Cash Provided (Used) by Investing Activities	(194,946)	3,150,364

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(10,342)	(1,183,333)
Proceeds from Stock Option and Warrant Exercises	0	639,671
Proceeds from Sale of Common Stock	0	1,021,668

Net Cash Provided (Used) by Financing Activities	(10,342)	478,006

Net Increase (Decrease) in Cash and Cash Equivalents	(1,910,724)	2,009,559

Cash at Beginning of Year	$4,878,233	$1,489,930

Cash at End of Period	$2,967,509	$3,499,489

Cash Paid for Interest	$37,293	$22,785

Cash Paid for Taxes	$1,900	$800

Non-Cash Investing and Financing Transactions
Conversion of Debt to Common Stock	$0	$954,547

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

NOTE 2 – EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Net Income	$237,394	$237,394	$2,009,333	$2,009,333

Weighted average common shares outstanding	14,942,728	14,942,728	13,211,602	13,211,602
Effect of dilutive securities	--	167,477	--	77,201
Weighted average common shares, including
Dilutive effect	14,942,728	15,110,205	13,211,602	13,288,803
Per share:
Net income	$0.02	$0.02	$0.15	$0.15

	Six Months Ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$(529,711)	$(529,711)	$774,859	$774,859

Weighted average common shares outstanding	14,942,728	14,942,728	13,211,602	13,211,602
Effect of dilutive securities	--	157,472	--	70,097
Weighted average common shares, including
Dilutive effect	14,942,728	15,100,200	13,211,602	13,281,699
Per share:
Net income	$(0.04)	$(0.04)	$0.06	$0.06

For the six months ended June 30, 2014, Royale Energy had dilutive securities of 157,472.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
Oil and Gas
Producing properties, including drilling costs	$5,356,543	$4,862,657
Undeveloped properties	2,770,482	2,779,672
Lease and well equipment	4,178,242	4,075,320
	12,305,267	11,717,649

Accumulated depletion, depreciation & amortization	(7,190,812)	(7,065,362)
	5,114,455	4,652,287
Commercial and Other
Real estate, including furniture and fixtures	$2,503,803	$2,503,803
Vehicles	120,314	120,314
Furniture and equipment	1,055,187	1,300,523
	3,679,304	3,924,640
Accumulated depreciation	(1,177,713)	(1,339,545)
	2,501,591	2,585,095

	$7,616,046	$7,237,382

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

NOTE 4 – RESTATEMENT TO REFLECT CHANGE IN REVENUE RECOGNITION POLICY

The Company has restated its previously issued 2013 financial statements for the correction of an error in the method of revenue recognition.  The effect on the Company’s issued June 30, 2013 financial statements is summarized below:

	As Previously
	Reported	As Restated

Statement of Operations for the period ended June 30, 2013:
Revenues:
Turnkey Drilling	893,667	0
Total Revenues	2,006,701	1,113,034
Costs and Expenses:
Turnkey Drilling and Development Expense	541,843	0
Lease Operating Expense	533,950	507,137
Delay Rentals Expense	0	26,813
Depreciation, Depletion and Amortization Expense	461,264	126,311
Total Costs and Expenses	3,448,456	2,571,660
Net Income	549,798	774,859

NOTE 5 – SUBSEQUENT EVENTS

On July 29, 2014, Royale Energy, Inc. notified Kuukpik Drill that Royale was terminating its contract for drilling two wells on Royale’s block on the North Slope in Alaska, during the 2014-2015 drilling season.  Royale elected to terminate the contract after Rampart Energy, Ltd., notified Royale that Rampart would not fund the initial payment due to Kuupik Drill under the drilling contract.  The decision was made to avoid incurring penalty fees that would have become due to Kuupik Drill for failure to make timely payment.  Royale believes that the drilling contract could be reinstated for the 2014-2015 season if new arrangements can be made to fund the drilling commitment.

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

Results of Operations

For the six months ended June 30, 2014, we had a net loss of $529,711 compared to net income of $774,859 during the six months ended June 30, 2013, a $1,304,570 decrease.  Total revenues for the six months ended June 30, 2014 were $1,897,870, an increase of $784,836 or 70.5% from the total revenues of $1,113,034 during the period in 2013.  The lower net income in 2014 is primarily the result of the 2013 sale of a portion of our oil and gas leases in Alaska; see our Form 8-K filed on May 24, 2013. The higher revenues in 2014 were the result of increases in both natural gas prices and production volumes during the six months in 2014, when compared to 2013.

During the first six months of 2014, revenues from oil and gas production increased $781,970 or 99.2% to $1,569,966 from the 2013 six month revenues of $787,996.  This increase was due to higher natural gas production and commodity prices.  The net sales volume of natural gas for the six months ended June 30, 2014, was approximately 305,978 Mcf with an average price of $5.03 per Mcf, versus 197,462 Mcf with an average price of $3.73 per Mcf for the period in 2013.  This represents an increase in net sales volume of 108,516 Mcf or 55%.  The net sales volume for oil and condensate (natural gas liquids) production was 332 barrels at an average price of $93.40 per barrel for the first six months of 2014, compared to 566 barrels with an average price of $92.82 per barrel for the same period in 2013.  This represents a decrease in net sales volume of 234 barrels or 41.5%.

For the quarter ended June 30, 2014, revenues from oil and gas production increased $287,309 or 62.9% to $744,410 from the 2013 second quarter revenues of $457,101.  This increase was also due to higher natural gas commodity prices and increased production, as several new wells drilled at the end of 2013 and beginning of 2014 were brought online.  The net sales volume of natural gas for the quarter ended June 30, 2014, was approximately 157,655 Mcf with an average price of $4.69 per Mcf, versus 108,931 Mcf with an average price of $3.94 per Mcf for the second quarter of 2013.  This represents an increase in net sales volume of 48,724 Mcf or 44.7%.  The net sales volume for oil and condensate (natural gas liquids) production was 52 barrels with an average price of $96.66 per barrel for the second quarter of 2014, compared to 286 barrels at an average price of $97.85 per barrel for the second quarter of 2013.

Oil and natural gas lease operating expenses increased by $214,225 or 42.2%, to $721,362 for the six months ended June 30, 2014, from $507,137 for the same period in 2013.  For the second quarter in 2014, lease operating expenses increased $27,898 or 11.6% from the same period in 2013.  This difference was mainly due to increased plugging and abandonment expenses and an increase in compression charges resulting from higher production volumes during the period in 2014.  Delay rental costs increased by $4,979 or 18.6%, to $31,792 for the six months ended June 30, 2014 from $26,813 for the same period in 2013.

The aggregate of supervisory fees and other income was $327,904 for six months ended June 30, 2014, an increase of $2,866 or 0.9% from $325,038 during the period in 2013.  This increase was the result of higher overhead rates during the period in 2014 due to higher production volumes.  During the second quarter 2014, supervisory fees and other income decreased $9,838, mainly due to lower pipeline fees.

Depreciation, depletion and amortization expense increased to $178,135 from $126,311, an increase of $51,824 or 41% for the six months ended June 30, 2014, as compared to the same period in 2013.  During the second quarter 2014, depreciation, depletion and amortization expenses increased $25,279 or 40.1%.   The depletion rate is calculated using production as a percentage of reserves.  This increase in depreciation expense was mainly due to a higher depletion rate as production volumes were higher during the period.

General and administrative expenses decreased by $134,083 or 8.6% from $1,556,214 for the six months ended June 30, 2013, to $1,422,131, for the period in 2014. For the second quarter 2014, general and administrative expenses decreased $109,131 or 15.7% when compared to the same period in 2013. This decrease was primarily due to lower office rent expense during the period in 2014, as the company relocated into its own office building which it purchased at the end of 2013.  Marketing expense for the six months ended June 30, 2014, increased $27,597, or 26.9%, to $130,318, compared to $102,721 for the same period in 2013.  For the second quarter 2014, marketing expenses decreased $29,973 or 46.1% when compared to the second quarter in 2013.   Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $268,403 for the six months ended June 30, 2014, compared to $252,464 for the same period in 2013, a $15,939 or 6.3% increase.  This increase was mainly a result of higher legal fees paid during the period in 2014, primarily in the first quarter.  For the second quarter 2014, legal and accounting expenses decreased $31,082 or 38.5%, when compared to the same period in 2013.

At June 30, 2014, Royale Energy had a Deferred Drilling Obligation of $5,606,951.  During this period, we disposed of $2,300,831 of these obligations upon completing the drilling of three wells, while incurring expenses of $1,904,377, resulting in a gain of $396,454.  In the same period in 2013, we disposed of $893,667 of these obligations upon completing one well, while incurring expenses of $651,735, resulting in a gain of $241,932.

During the period in 2014, we recorded a loss of $34,601 on previously capitalized office leasehold improvements due to our office relocation.  In the second quarter of 2013 we recorded a gain of $2,337,104 from the sale of a portion of our western block oil and gas leases in Alaska.  During the period in 2013, we also recorded a gain of $40,000 on the sale of oil and gas leases in Texas and recorded a loss of $82,184 on the sale of surface casing previously included in inventory.

Interest expense decreased to $37,293 for the six months ended June 30, 2014, from $303,367 for the same period in 2013, a $266,074, or 87.7% decrease. This decrease resulted from a reduction of outstanding indebtedness after repayment during 2013 of a convertible note.

Capital Resources and Liquidity

At June 30, 2014, Royale Energy had current assets totaling $6,405,657 and current liabilities totaling $11,262,260, a $4,856,603 working capital deficit.  We had cash and cash equivalents at June 30, 2014, of $2,967,509 compared to $4,878,233 at December 31, 2013.

In October 2012, the Company obtained $3 million from the issuance of a convertible note.  See the Company’s Prospectus Supplement filed pursuant to Rule 424(b) on October 29, 2012, and the Company’s Form 8-K filed on October 29, 2012.  The Company used these proceeds for general corporate purposes, including the reduction of outstanding bank debt and for capital expenditures on oil and gas development.   At June 30, 2013, the net outstanding balance of this note was $401,371.  During 2013, Royale repaid the note by paying a portion of the principal and interest in cash and by exercising the conversion feature to convert a portion of the principal and interest to common stock. As of September 30, 2013, this note was paid in full.

In December of 2013, Royale purchased an office building valued at $2,000,000, of which $500,000 was paid in cash on the date of purchase, and $1,500,000 was borrowed from American West Bank, with a note secured by the property being purchased.  The note carries an interest rate of 5.75% until paid in full. Royale will pay this loan in 119 regular payments of $9,525 each and one balloon payment estimated at $1,150,435. Royale’s first payment was due February 1, 2014, and all subsequent payments are due on the same day of each month after that. Royale’s final payment will be due on January 1, 2024, and will be for all principal and all accrued interest not yet paid. Payments include principal and interest.  At June 30, 2014, the outstanding balance of this note was $1,489,658.

At June 30, 2014, our accounts receivable totaled $2,521,208, compared to $1,680,792 at December 31, 2013, an $840,416 or 50% increase.  This was primarily due to higher oil and gas revenue receivables due to higher commodity prices and increased production during the period.  At June 30, 2014, our accounts payable and accrued expenses totaled $5,625,338, an increase of $293,015 or 5.5% from the accounts payable at December 31, 2013, of $5,332,323, mainly due to higher accrued drilling costs at the end of the period.

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

Operating Activities.  Net cash used by operating activities totaled $1,705,436 and $1,618,811 for the six month periods ended June 30, 2014 and 2013, respectively.  This $86,625 difference in cash was mainly due to increases in accounts receivable during the period in 2014, due to higher oil and natural gas revenue receivables.

Investing Activities.  Net cash used by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $194,946 and net cash provided by investing activities were $3,150,364 for the six month periods ended June 30, 2014 and 2013, respectively.  This difference was primarily due to sale of a portion of our leases in Alaska during the period in 2013, from which we received proceeds of approximately $3,400,000.  During the six month periods in 2014 and 2013, the Company drilled three wells and one well, respectively.

Financing Activities.  Net cash used by financing activities totaled $10,342 in the second quarter of 2014, which were principal payments on the Company’s long-term debt; while $478,006 was provided by financing activities for the six month period ended June 30, 2013.  This difference in cash was mainly due to the proceeds received during the period in 2013 for common stock sales and warrant exercises.  During the six months ended June 30, 2013, Royale received proceeds of $1,021,668 and issued 500,000 shares of its common stock relating to its market equity offering program.  Also during the period in 2013, several warrants were exercised in exchange for shares of Royale’s common stock, and we received $639,672 and issued 321,443 shares of our common stock relating to these exercises.  These proceeds were added to working capital and used for ordinary operating expense.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $4.69 per Mcf to a high of $6.77 per Mcf for the first six months of 2014.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2014.

No changes occurred in our internal control over financial reporting during the six months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Douglas Jones v. Royale Energy, Broward County Circuit Court, Florida.  On July 1, 2010, Douglas Jones filed a lawsuit against the Company in the Circuit Court, 17th Judicial District, Broward County, Florida.  Mr. Jones was an employee handling certain aspects of sales for the Company prior to July 2, 2008.  He asserts that he is entitled to an unspecified amount for commissions and expenses.  The Company denies that any money is owed to Mr. Jones.  On August 16, 2010, the Company, through Florida counsel Adam Hodkin, filed a motion to dismiss the lawsuit for lack of jurisdiction in the Florida courts.  The Court ruled that it wanted to have an evidentiary hearing on the motion.  The Court finally held the evidentiary hearing on May 5, 2014.  No ruling has yet been issued.   If the motion to dismiss is denied, Royale intends to answer the complaint and oppose the lawsuit vigorously.

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

ROYALE ENERGY, INC.

Date: August 1, 2014	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: August 1, 2014	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President, Co-Chief Executive Officer, and Chief Financial Officer