Form 10-Q
period 2014-09-30
ROYALE ENERGY INC
filed 2014-11-06
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3777 Willow Glen Drive
San Diego, CA 92019
(Address of principal executive offices) (Zip Code)

619-383-6600
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

At September 30, 2014, a total of 14,942,728 shares of registrant’s common stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$2,658,657	$4,878,233
Accounts Receivable, net	2,680,986	1,680,792
Prepaid Expenses	650,220	684,848
Available for Sale Securities	6,707	16,448
Inventory	320,473	317,043

Total Current Assets	6,317,043	7,577,364

Other Assets	946	946

Oil and Gas Properties, at cost, (successful efforts basis), Equipment and Fixtures	7,060,618	7,237,382

Total Assets	$13,378,607	$14,815,692

See notes to unaudited financial statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$4,864,920	$5,332,323
Current Portion of Long-Term Debt	28,613	22,916
Current Portion of Deferred Tax Liability	1,775	1,775
Deferred Drilling Obligations	5,531,224	6,125,933

Total Current Liabilities	10,426,532	11,482,947

Noncurrent Liabilities:
Asset Retirement Obligation	837,596	862,369
Note Payable	1,454,326	1,477,084

Total Noncurrent Liabilities	2,291,922	2,339,453

Total Liabilities	12,718,454	13,822,400

Stockholders' Equity:
Common Stock, no par value, authorized 20,000,000 shares, 14,942,728 shares outstanding.	37,996,866	37,996,866
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 52,784 outstanding	154,014	154,014
Accumulated (Deficit)	(37,794,786)	(37,471,388)
Paid in Capital	303,855	303,855
Accumulated Other Comprehensive Income	204	9,945

Total Stockholders' Equity	660,153	993,292

Total Liabilities and Stockholders' Equity	$13,378,607	$14,815,692

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013-restated	2014	2013-restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$507,784	$498,838	$2,077,750	$1,286,834
Supervisory Fees and Other	169,475	160,496	497,379	485,534

Total Revenues	677,259	659,334	2,575,129	1,772,368

Costs and Expenses:
General and Administrative	858,137	753,227	2,280,268	2,309,441
Lease Operating	248,028	301,635	969,390	808,772
Delay Rentals	2,400	24,880	34,192	51,693
Lease Impairment	37,494	46,311	37,494	46,311
Geological and Geophysical Expense	0	24,997	0	24,997
Inventory Write Down	0	39,185	0	39,185
Legal and Accounting	39,030	26,509	307,433	278,973
Marketing	133,047	101,844	263,365	204,565
Depreciation, Depletion and Amortization	62,880	77,691	241,015	204,002

Total Costs and Expenses	1,381,016	1,396,279	4,133,157	3,967,939

Gain on Turnkey Drilling Programs	562,885	739,816	959,339	981,748
Gain on Sale of Assets	369,977	350,233	335,376	2,645,153

Income (Loss) From Operations	229,105	353,104	(263,313)	1,431,330
Other Income (Expense):
Interest Expense	(22,792)	(1,105)	(60,085)	(304,472)

Income (Loss) Before Income Tax Expense (Benefit)	206,313	351,999	(323,398)	1,126,858

Net Income (Loss)	$206,313	351,999	(323,398)	1,126,858

Basic Earnings (Loss) Per Share	$0.01	0.03	(0.02)	0.08

Diluted Earnings (Loss) Per Share	$0.01	0.03	(0.02)	0.08

Other Comprehensive Income
Unrealized Gain (Loss) on Equity Securities	$(9,741)	9,945	(9,741)	9,945

Other Comprehensive Income, before tax
Income Tax Expense Related to Items of Other Comprehensive Income	0	0	0	0

Other Comprehensive Income (Loss), net of tax	(9,741)	9,945	(9,741)	9,945

Comprehensive Income (Loss)	$196,572	361,944	(333,139)	1,136,803

See notes to unaudited financial statements

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013-Restated
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(323,398)	$1,126,858

Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	241,015	204,002
Lease Impairment	37,494	46,311
(Gain) Loss on Sale of Assets	(335,376)	(2,645,153)
(Gain) on Turnkey Drilling Programs	(959,339)	(981,748)
Inventory Write Down	0	39,185
Debt Discount Amortization, net of adjustments	0	280,583
Decrease (Increase) in:
Accounts Receivable	(1,000,194)	268,875
Prepaid Expenses and Other Assets	31,198	(215,286)
Increase (Decrease) in:
Accounts Payable and Accrued expenses	(492,176)	(662,053)
Deferred Drilling Obligations	(594,709)	(1,446,672)

Net Cash Used in Operating Activities	(3,395,485)	(3,985,098)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(2,696,088)	(2,909,030)
Proceeds from Turnkey Drilling Programs	3,889,058	3,363,989
Proceeds from Sale of Assets	0	4,020,755

Net Cash Provided by Investing Activities	1,192,970	4,475,714

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(17,061)	(1,183,333)
Proceeds from Stock Option and Warrant Exercises	0	643,630
Proceeds from Sale of Common Stock	0	1,021,668

Net Cash Provided (Used) by Financing Activities	(17,061)	481,965

Net Increase (Decrease) in Cash and Cash Equivalents	(2,219,576)	972,581

Cash at Beginning of Year	$4,878,233	$1,489,930

Cash at End of Period	$2,658,657	$2,462,511

Cash Paid for Interest	$60,085	$23,890

Cash Paid for Taxes	$2,000	$800

See notes to unaudited financial statements

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING & FINANCING ACTIVITIES:

Other Comprehensive Income Items
Unrealized Gain (Loss) on Equity Securities	(9,741)	9,945
Income Tax Expense (Benefit) Relating to Items of Other Comprehensive Income	-	-

Other Comprehensive Income, net of tax	(9,741)	9,945

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

NOTE 2 – EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended September 30,
	2014		2013 - Restated
	Basic	Diluted	Basic	Diluted
Net Income	$206,313	$206,313	$351,999	$351,999

Weighted average common shares outstanding	14,942,728	14,942,728	13,567,216	13,567,216
Effect of dilutive securities	--	262,573	--	97,116
Weighted average common shares, including
Dilutive effect	14,942,728	15,205,301	13,567,216	13,664,332
Per share:
Net income	$0.01	$0.01	$0.03	$0.03

	Nine Months Ended September 30,
	2014		2013 - Restated
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$(323,398)	$(323,398)	$1,126,858	$1,126,858

Weighted average common shares outstanding	14,942,728	14,942,728	13,567,216	13,567,216
Effect of dilutive securities	--	--	--	77,814
Weighted average common shares, including
Dilutive effect	14,942,728	14,942,728	13,567,216	13,645,030
Per share:
Net income	$(0.02)	$(0.02)	$0.08	$0.08

For the nine months ended September 30, 2014, Royale Energy had dilutive securities of 184,844.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

ROYALE ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
Oil and Gas
Producing properties, including drilling costs	$4,965,757	$4,862,657
Undeveloped properties	2,689,661	2,779,672
Lease and well equipment	4,096,890	4,075,320
	11,752,308	11,717,649

Accumulated depletion, depreciation & amortization	(7,254,978)	(7,065,362)
	4,497,330	4,652,287
Commercial and Other
Real estate, including furniture and fixtures	$2,503,803	$2,503,803
Vehicles	120,314	120,314
Furniture and equipment	1,114,086	1,300,523
	3,738,203	3,924,640
Accumulated depreciation	(1,174,915)	(1,339,545)
	2,563,288	2,585,095

	$7,060,618	$7,237,382

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

NOTE 4 – RESTATEMENT TO REFLECT CHANGE IN REVENUE RECOGNITION POLICY

The Company has restated previously issued 2013 financial statements for the correction of an error in the method of revenue recognition.  The effect on the Company’s issued September 30, 2013 financial statements is summarized below:

	As Previously
	Reported	As Restated

Statement of Operations for the period ended September 30, 2013:
Revenues:
Turnkey Drilling	$3,363,989	$0
Total Revenues	5,136,357	1,772,368

Costs and Expenses:
Turnkey Drilling and Development Expense	1,762,379	0
Lease Operating Expense	860,465	808,772
Delay Rentals	0	51,693
Depreciation, Depletion and Amortization Expense	807,357	204,002
Total Costs and Expenses	6,333,673	3,967,939
Net Income	$1,143,365	$1,126,858

NOTE 5 – SUBSEQUENT EVENTS

At the October 10, 2014 Board of Directors meeting, directors of Royale Energy were granted 20,000 options to purchase common stock at an exercise price of $5.00 per share. These options were granted for a period of 3 years and will expire after December 31, 2017.  These options become exercisable at 5,000 shares per period beginning October 13, 2014, January 1, 2015, April 1, 2015 and July 1 2015.

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

Results of Operations

For the nine months ended September 30, 2014, we had a net loss of $323,398 compared to net income of $1,126,858 during the nine months ended September 30, 2013, a $1,450,256 decrease.  Total revenues for the nine months ended September 30, 2014 were $2,575,129, an increase of $802,761 or 45.3% from the total revenues of $1,772,368 during the period in 2013.  The higher revenues in 2014 were the result of increases in both natural gas prices and production volumes during the nine months in 2014, when compared to 2013The 2013 net income  was higher, primarily as the result of the sale of a portion of our oil and gas leases in Alaska; see our Form 8-K filed on May 24, 2013.   For the three months ended September 30, 2014, we had net income of $206,313 compared to net income of $351,999 during the same period in 2013, a $145,686 decrease.  This decrease was mainly due to lower gains on Turnkey Drilling during the period in 2014.

During the first nine months of 2014, revenues from oil and gas production increased $790,916 or 61.5% to $2,077,750 from the nine month, 2013, revenues of $1,286,834.  This increase was due to higher commodity prices and natural gas production, from new wells brought online during the first half of 2014.  The net sales volume of natural gas for the nine months ended September 30, 2014, was approximately 421,445 Mcf with an average price of $4.83 per Mcf, versus 330,599 Mcf with an average price of $3.67 per Mcf for the period in 2013.  This represents an increase in net sales volume of 90,846 Mcf or 27.5%.  The net sales volume for oil and condensate (natural gas liquids) production was 438 barrels at an average price of $93.80 per barrel for the first nine months of 2014, compared to 810 barrels with an average price of $93.89 per barrel for the same period in 2013.  This represents a decrease in net sales volume of 372 barrels or 45.9%.

For the quarter ended September 30, 2014, revenues from oil and gas production increased $8,946 or 1.8% to $507,784 from the 2013 third quarter revenues of $498,838.  This increase was due to higher natural gas commodity prices.  The net sales volume of natural gas for the quarter ended September 30, 2014, was approximately 115,468 Mcf with an average price of $4.31 per Mcf, versus 133,138 Mcf with an average price of $3.57 per Mcf for the third quarter of 2013.  This represents a decrease in net sales volume of 17,670 Mcf or 13.3%.  The net sales volume for oil and condensate (natural gas liquids) production was 106 barrels with an average price of $95.05 per barrel for the third quarter of 2014, compared to 243 barrels at an average price of $96.38 per barrel for the third quarter of 2013.

Oil and natural gas lease operating expenses increased by $160,618 or 19.9%, to $969,390 for the nine months ended September 30, 2014, from $808,772 for the same period in 2013.  This increase was mainly due to higher plugging and abandonment expenses during the period in 2014. For the third quarter in 2014, lease operating expenses decreased $53,607 or 17.8% from the same period in 2013, due to lower compression and plugging expenses during the quarter in 2014.    Delay rental costs decreased by $17,501 or 33.9%, to $34,192 for the nine months ended September 30, 2014 from $51,693 for the same period in 2013.

The aggregate of supervisory fees and other income was $497,379 for nine months ended September 30, 2014, an increase of $11,845 or 2.4% from $485,534 during the period in 2013.  This increase was mainly the result of higher overhead rates during the periods in 2014 due to higher production volumes.  During the third quarter 2014, supervisory fees and other income increased $8,979 or 5.6%.

Depreciation, depletion and amortization expense increased to $241,015 from $204,002, an increase of $37,013 or 18.1% for the nine months ended September 30, 2014, as compared to the same period in 2013.  The depletion rate is calculated using production as a percentage of reserves.  This increase in depreciation expense was mainly due to a higher depletion rate as production volumes were higher during the period.  During the third quarter 2014, depreciation, depletion and amortization expenses decreased $14,811 or 19.1%.

General and administrative expenses decreased by $29,173 or 1.3% from $2,309,441 for the nine months ended September 30, 2013, to $2,280,268, for the period in 2014.  This decrease was primarily due to lower office rent expense during the period in 2014, as the company relocated into its own office building which it purchased at the end of 2013.  For the third quarter 2014, general and administrative expenses increased $104,910 or 13.9% when compared to the same period in 2013, mainly due to expenses related to moving into the new office building and outside consulting services.  Marketing expense for the nine months ended September 30, 2014, increased $58,800, or 28.7%, to $263,365, compared to $204,565 for the same period in 2013.  For the third quarter 2014, marketing expenses increased $31,203 or 30.6% when compared to the third quarter in 2013.   Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $307,433 for the nine months ended September 30, 2014, compared to $278,973 for the same period in 2013, a $28,460 or 10.20% increase.  For the third quarter 2014, legal and accounting expenses increased $12,521 or 47.2%, when compared to the same period in 2013.  This increase was mainly a result of higher legal fees paid during the period in 2014.

At September 30, 2014, Royale Energy had a Deferred Drilling Obligation of $5,531,224.  During this period, we disposed of $3,889,058 of these obligations upon completing the drilling of four wells, while incurring expenses of $2,929,719, resulting in a gain of $959,339.  In the same period in 2013, we disposed of $3,363,989 of these obligations upon completing three wells, while incurring expenses of $2,382,241, resulting in a gain of $981,748.  During the fourth quarter 2014, Royale expects to drill two wells, disposing of an additional $1,214,518 of deferred drilling obligation during the period.

During the period in 2014, we recorded a gain of $369,977 on the sale of certain oil and natural gas leases in Utah.  In the 2014 period, we also recorded a loss of $34,601 on previously capitalized office leasehold improvements due to our office relocation.  During the period in 2013 we recorded a gain of $2,682,651 from the sale of a portion of our western block oil and gas leases in Alaska.  In the period in 2013, we also recorded a gain of $40,000 on the sale of oil and gas leases in Texas and recorded a loss of $82,184 on the sale of surface casing previously included in inventory.  Additionally in 2013, we recorded a write down of $39,185 on certain oil and gas inventory that no longer appeared viable.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense.  Impairment losses of $37,494 and $46,311 were recorded in the first nine months of 2014 and 2013, respectively.  These impairments were mainly due to various lease and land costs that were no longer viable.

On July 29, 2014, Royale Energy, Inc. notified Kuukpik Drilling that Royale was terminating its contract for drilling two wells on Royale’s block on the North Slope in Alaska during the 2014-2015 drilling season.  Royale elected to terminate the contract after Rampart Energy, Ltd., notified Royale that Rampart would not fund the initial payment due to Kuukpik Drilling under the drilling contract.  The decision was made to avoid incurring penalty fees that would have become due to Kuukpik Drilling for failure to make timely payment.  In order to seek new arrangements to fund the drilling commitment, Royale has delayed its drilling in Alaska until the 2015-2016 season.

Interest expense decreased to $60,085 for the nine months ended September 30, 2014, from $304,472 for the same period in 2013, a $244,387, or 80.3% decrease. This decrease resulted from a reduction of outstanding indebtedness after the 2013 repayment of a convertible note.

Capital Resources and Liquidity

At September 30, 2014, Royale Energy had current assets totaling $6,317,043 and current liabilities totaling $10,426,532, a $4,109,489 working capital deficit.  We had cash and cash equivalents at September 30, 2014, of $2,658,657 compared to $4,878,233 at December 31, 2013.

In October 2012, the Company obtained $3 million from the issuance of a convertible note.  See the Company’s Prospectus Supplement filed pursuant to Rule 424(b) on October 29, 2012, and the Company’s Form 8-K filed on October 29, 2012.  The Company used these proceeds for general corporate purposes, including the reduction of outstanding bank debt and for capital expenditures on oil and gas development.  During 2013, Royale repaid the note by paying a portion of the principal and interest in cash and by the note holder exercising the conversion feature to convert a portion of the principal and interest to common stock. As of September 30, 2014, this note was paid in full.

In December of 2013, Royale purchased an office building valued at $2,000,000, of which $500,000 was paid in cash on the date of purchase, and $1,500,000 was borrowed from AmericanWest Bank, with a note secured by the property being purchased.  The note carries an interest rate of 5.75% until paid in full. Royale will pay this loan in 119 regular payments of $9,525 each and one balloon payment estimated at $1,150,435. Royale’s first payment was due February 1, 2014, and all subsequent payments are due on the same day of each month after that. Royale’s final payment will be due on January 1, 2024, and will be for all principal and all accrued interest not yet paid. Payments include principal and interest.  At September 30, 2014, the outstanding balance of this note was $1,482,939.

At September 30, 2014, our accounts receivable totaled $2,680,986, compared to $1,680,792 at December 31, 2013, an $1,000,194 or 59.5% increase.  This was primarily due to accounts receivable from an industry partner.  At September 30, 2014, our accounts payable and accrued expenses totaled $4,864,920, a decrease of $467,403 or 8.8% from the accounts payable at December 31, 2013, of $5,332,323, mainly due to lower accrued drilling costs and trade accounts payable at the end of the current period.

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

Operating Activities.  Net cash used by operating activities totaled $3,395,485 and $3,985,098 for the nine month periods ended September 30, 2014 and 2013, respectively.  This $589,613 difference in cash used was mainly due to increases in accounts receivable during the period in 2014, due to receivables from an industry partner.

Investing Activities.  Net cash provided by investing activities, primarily the net result of turnkey drilling sales activities, amounted to $1,192,970 and $4,475,714 for the nine month periods ended September 30, 2014 and 2013, respectively.  This difference was primarily due to sale of a portion of our leases in Alaska during the period in 2013, from which we received proceeds of approximately $4 million.  During the nine month periods in 2014 and 2013, the Company drilled four and three wells, respectively.

Financing Activities.  Net cash used by financing activities totaled $17,061 during the nine month period in 2014, which were principal payments on the Company’s long-term debt; while $481,965 was provided by financing activities for the nine month period ended September 30, 2013.  This difference in cash was mainly due to the proceeds received during the period in 2013 for common stock sales and warrant exercises.  During the nine months ended September 30, 2013, Royale received proceeds of $1,021,668 and issued 500,000 shares of its common stock relating to its market equity offering program.  Also during the period in 2013, several warrants were exercised in exchange for shares of Royale’s common stock, and we received $643,630 and issued 323,253 shares of our common stock relating to these exercises.  The 2013 proceeds were added to working capital and used for ordinary operating expense.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $4.43 per Mcf to a high of $6.77 per Mcf for the first nine months of 2014.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2014.

No changes occurred in our internal control over financial reporting during the nine months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROYALE ENERGY, INC.

Date: November 6, 2014	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: November 6, 2014	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President, Co-Chief Executive Officer, and Chief Financial Officer