Form 10-K
period 2014-12-31
ROYALE ENERGY INC
filed 2015-03-31
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of registrant in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3777 Willow Glen Drive
El Cajon, CA 92019
(Address of principal executive offices)

Issuer's telephone number:     619-383-6600

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

At June 30, 2014, the end of the registrant’s most recently completed second fiscal quarter; the aggregate market value of common equity held by non-affiliates was $42,785,383.

At March 6, 2015, 14,945,789 shares of registrant's Common Stock were outstanding.

ROYALE ENERGY, INC.
PART I

Item 1                          Description of Business

Royale Energy, Inc. ("Royale Energy") is an independent oil and natural gas producer.  Royale Energy's principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale Energy.  Royale Energy was incorporated in California in 1986 and began operations in 1988.  Royale Energy's common stock is traded on the NASDAQ Capital Market System (symbol ROYL).  On December 31, 2014, Royale Energy had 20 full time employees.

Royale Energy owns wells and leases located mainly in the Sacramento Basin and San Joaquin Basin in California as well as in Utah, Texas, Oklahoma, Louisiana, and Alaska.  Royale Energy usually sells a portion of the working interest in each well it drills or participates in to third party investors and retains a portion of the prospect for its own account.  Selling part of the working interest to others allows Royale Energy to reduce its drilling risk by owning a diversified inventory of properties with less of its own funds invested in each drilling prospect, than if Royale Energy owned all the working interest and paid all drilling and development costs of each prospect itself.  Royale Energy generally sells working interests in its prospects to accredited investors in exempt securities offerings.  The prospects are bundled into multi-well investments, which permit the third party investors to diversify their investments by investing in several wells at once instead of investing in single well prospects.

During its fiscal year ended December 31, 2014, Royale Energy continued to explore and develop natural gas properties with a concentration in California.  Additionally, we own proved developed producing and non-producing reserves of oil and natural gas in Utah, Texas, Oklahoma and Louisiana, as well as prospective shale oil property in Alaska.  In 2014, Royale Energy drilled four wells in northern California; three were commercially productive and one was a dry hole.  We also participated in the drilling of an additional well with an industry partner which turned out to be a dry hole.  Royale Energy's estimated total reserves remained constant at approximately 4.1 BCFE (billion cubic feet equivalent) at December 31, 2014 and December 31, 2013, respectively.  According to the reserve reports furnished to Royale Energy by Netherland, Sewell & Associates, Inc., and Source Energy, LLC, Royale Energy's independent petroleum engineers, the undiscounted net reserve value of its proved developed and undeveloped reserves was approximately $12.4 million at December 31, 2014, based on natural gas  prices ranging from $4.33 per MCF to $4.89 per MCF.  Source Energy, LLC, supplied reserve value estimates for Royale Energy’s Utah properties, and Netherland, Sewell & Associates, Inc. provided reserve information for the Company’s California, Texas, Oklahoma and Louisiana properties.

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

Our standardized measure of discounted future net cash flows at December 31, 2014, was estimated to be $6,615,039.  This figure was calculated by subtracting our estimated future income tax expense from the net reserve value of proved developed and undeveloped reserves, and by further applying a 10% annual discount for estimated timing of cash flows.  A detailed calculation of our standardized measure of discounted future net cash flow is contained in Supplemental Information about Oil and Gas Producing Activities – Changes in Standardized Measure of Discounted Future Net Cash Flow from Proved Reserve Quantities, page F-24.

Royale Energy reported a gain on turnkey drilling in connection with the drilling of wells on a "turnkey contract" basis in the amount of $1,640,731 and $2,008,734 for the years ended December 31, 2014 and 2013, respectively.

In addition to Royale Energy's own geological, land, and engineering staff, Royale Energy hires independent contractors to drill, test, complete and equip the wells that it drills.  Approximately 80.7% of Royale Energy's total revenue for the year ended December 31, 2014, came from sales of oil and natural gas from production of its wells in the amount of $2,598,297.  In 2013, this amount was $1,913,364, which represented 74.4% of Royale Energy's total revenues.

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

Our policy for turnkey drilling agreements is to recognize a gain on turnkey drilling programs after our obligations have been fulfilled, and a gain is only recorded when funds received from participants are in excess of all costs Royale incurs during the drilling programs (e.g., lease acquisition, exploration and development costs), including costs incurred on behalf of participants and costs incurred for its own account.  See Note 1 to our Financial Statements, at page F-9.

Once drilling has commenced, it is generally completed within 10-30 days.  See Note 1 to Royale Energy's Financial Statements, at page F-9.  Royale Energy maintains internal records of the expenditure of each investor's funds for drilling projects.

Royale Energy generally operates the wells it completes.  As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements.  For the year ended December 31, 2014, Royale Energy earned gross revenues from operation of the wells in the amount of $464,429 representing 14.4% of its total revenues for the year.  In 2013, the amount was $414,850, which represented about 16.1% of total revenues.  At December 31, 2014, Royale Energy operated 54 natural gas wells in California. Royale also has non-operating interests in four natural gas wells in Utah, eleven oil and gas wells in Texas, two in Oklahoma, one in California, and one in Louisiana.

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

Royale Energy had no subsidiaries in 2014 or 2013.

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

The exploration, development, production and processing of oil and natural gas are subject to various federal and state laws and regulations to protect the environment.  Various federal and state agencies are considering, and some have adopted, other laws and regulations regarding environmental controls that could increase the cost of doing business.  These laws and regulations may require: the acquisition of permits by operators before drilling commences; the prohibition of drilling activities on certain lands lying within wilderness areas or where pollution arises; and the imposition of substantial liabilities for pollution resulting from drilling operations, particularly operations in offshore waters or on submerged lands.  The cost of oil and natural gas development and production also may increase because of the cost of compliance with such legislation and regulations, together with any penalties resulting from failing to comply with the legislation and regulations.  Ultimately, Royale Energy may bear some of these costs.

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

The Price of Natural Gas

Large parts of our established production and reserves in California consist of natural gas.  The price of natural gas has been volatile recently, and for 2014 the average sales price we received for natural gas was $4.64 per MCF, compared to $3.64 in 2013.  The increase in our natural gas production and the higher gas prices resulted in a 35.8% increase in natural gas revenues in 2014 when compared to 2013.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for the Twelve Months Ended December 31, 2014, as Compared to the Twelve Months Ended December 31, 2013.

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

Item 1B                       Unresolved Staff Comments

None

Item 2                          Description of Property

Since 1993, Royale Energy has concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern and Central California.  In 2014, Royale Energy drilled four wells in northern California, two exploratory producing wells, one developmental producing well and one developmental dry hole.

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

In December of 2013, Royale purchased an office building valued at $2,000,000, of which $500,000 was paid in cash on the date of purchase, and $1,500,000 was borrowed from American West Bank, with a note secured by the property being purchased.  The note carries an interest rate of 5.75% until paid in full. Royale will pay this loan in 119 regular payments of $9,525 each and one balloon payment estimated at $1,150,435. Royale’s first payment was February 1, 2014, and all subsequent payments are due on the same day of each month after that. Royale’s final payment will be due on January 1, 2024, and will be for all principal and all accrued interest not yet paid. Payments include principal and interest.

Following is a discussion of Royale Energy's significant oil and natural gas properties.  Reserves at December 31, 2014, for each property discussed below, have been determined by Netherland, Sewell & Associates, Inc., and Source Energy, LLC, registered professional petroleum engineers, in accordance with reports submitted to Royale Energy on February 14, 2015 and February 27, 2015, respectively.

Northern California

Royale Energy owns lease interests in nine gas fields with locations ranging from Tehama County in the north to Kern County in the south, in the Sacramento and San Joaquin Basins in California.  At December 31, 2014, Royale operated 54 wells in California with estimated total proven, developed, and undeveloped reserves at approximately 4.1 BCF, according to Royale’s independently prepared reserve report as of December 31, 2014.

Developed and Undeveloped Leasehold Acreage

As of December 31, 2014, Royale Energy owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	6,470.01	4,092.34	7,440.99	6,654.19
Alaska	0	0	96,842.59	96,842.59
All Other States	5,331.63	2,011.62	8,540.98	4,988.80
Total	11,801.64	6,103.96	112,824.56	108,485.58

Gross and Net Productive Wells

As of December 31, 2014, Royale Energy owned interests in the following oil and gas wells in both gross and net acreage:

	Gross Wells	Net Wells
Natural Gas	65.00	29.08
Oil	8.00	0.88
Total	73.00	29.96

Drilling Activities

The following table sets forth Royale Energy's drilling activities during the years ended December 31, 2013 and 2014.  All wells are located in the Continental U.S., in California, Texas, Louisiana and Utah.

Year	Type of Well(a)		Gross Wells(b)		Net Wells(e)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)

2013	Exploratory	5	3	2	1.2350	0.9805
	Developmental	1	1	0	0.3135	0.0000

2014	Exploratory	2	2	0	0.8734	0.0000
	Developmental	2	1	1	0.2173	0.3612

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

	2014	2013
Net volume
Oil (BBL)	685	1,019
Gas (MCF)	547,898	498,778
MCFE	552,008	504,892

Average sales price
Oil (BBL)	$85.20	$93.79
Gas (MCF)	$4.64	$3.64

Net production costs and taxes	$1,427,673	$936,631

Lifting costs (per MCFE)	$2.59	$1.86

Net Proved Oil and Natural Gas Reserves

As of December 31, 2014, Royale Energy had proved developed reserves of 3,787 MMCF and total proved reserves of 4,132 MMCF of natural gas on all of the properties Royale Energy leases.  For the same period, Royale Energy also had proved developed oil and natural gas liquid combined reserves of .6 MBBL and total proved oil and natural gas liquid combined reserves of 2 MBBL.

Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data.

Item 3                          Legal Proceedings

Royale Energy, Inc. vs. Rampart Alaska LLC, Superior Court, Nome, Alaska.  On November 14, 2014, Royale Energy, Inc. caused a complaint for lien foreclosure to be filed in the Superior Court for the State of Alaska, Second Judicial District at Nome.  Royale Energy caused certain liens to be files against the working interests of Rampart Alaska LLC involving oil leases on the North Slope Alaska.  The filing of the liens came about as the result of Rampart’s failure to reimburse for joint interest billings and cash calls.  Royale seeks in the litigation to foreclose the liens to recover the sums secured thereby or the working interests themselves.  Rampart Alaska answered the complaint and asserted a counterclaim against Royale for damages alleging breach of contract, violation of the covenant of good faith and fair dealing, unjust enrichment, defamation, violations of the Alaska Securities Act and seeking to undo the filing of the lien claims.  Stephen Hosmer, as an officer of Royale, was also independently named as a third party defendant by Rampart for claims arising out of defamation and violation of the Alaska Securities Act.  At this juncture, the case is in its preliminary phase and we are unable to provide a possible outcome other than to note that management vigorously will contest the allegations of the counterclaim and third-party complaint and will seek to aggressively move to realize on its lien claims to recover funds due and owing from Rampart.  Because the case is only a number of months old, we are unable to provide an evaluation of the likelihood of an unfavorable outcome nor can we estimate the amount or range of potential loss.

Douglas Jones v. Royale Energy, Broward County Circuit Court, Florida.  On July 1, 2010, Douglas Jones filed a lawsuit against the Company in the Circuit Court, 17th Judicial District, Broward County, Florida.  Mr. Jones was an independent contractor handling certain aspects of sales for the Company prior to July 2, 2008.  He asserts that he is entitled to an unspecified amount for commissions and expenses.  The Company denies that any money is owed to Mr. Jones.  On August 16, 2010, the Company, through Florida counsel Adam Hodkin, filed a motion to dismiss the lawsuit for lack of jurisdiction in the Florida courts.  The Court ruled that it wanted to have an evidentiary hearing on the motion.  The Court has finally set a date for the evidentiary hearing on whether to grant or deny the motion to dismiss.  That date is May 5, 2014.     On December 23, 2014 the court denied the motion to dismiss for lack of jurisdiction, meaning that the case could go forward in Florida.  In February 2015, although the Company denied any liability to Mr. Jones, it agreed to settle the case for $20,000 to avoid the costs of long distance ligation.

Item 4                          Mine Safety Disclosures

Not Applicable

PART II

Item 5                          Market for Common Equity and Related Stockholder Matters

Since 1997 Royale Energy’s Common Stock has been traded on the Nasdaq National Market System under the symbol “ROYL”.  Since July 1, 2009, Royale Energy’s stock has been listed on the NASDAQ Capital Market, and prior to that, our stock was listed on the NASDAQ Global Market.  As of December 31, 2014, 14,945,789 shares of Royale Energy’s Common Stock were held by approximately 7,736 stockholders.  The following table reflects the high and low quarterly closing sales prices from January 2013 through December 2014.

	1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
	High	Low	High	Low	High	Low	High	Low
2013	2.76	2.08	3.34	1.98	2.97	2.58	2.74	2.51
2014	3.13	2.53	3.57	2.70	4.78	2.69	2.79	2.02

Dividends

The Board of Directors did not issue cash or stock dividends in 2014 or 2013.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following stock price performance graph is included in accordance with the SEC’s executive compensation disclosure rules and is intended to allow stockholders to review Royale Energy’s executive compensation policies in light of corresponding stockholder returns, expressed in terms of the appreciation of Royale Energy’s common stock relative to two broad-based stock performance indices.  The information is included for historical comparative purposes only and should not be considered indicative of future stock performance.  The graph compares total return on $100 value of Royale Energy’s common stock on December 31, 2009, with the cumulative total return of the Standard & Poor’s Composite 500 Stock Index and the Dow Jones U.S. Oil & Gas Index from December 31, 2009 through December 31, 2014.

	2009	2010	2011	2012	2013	2014
Royale Energy, Inc.	100	85	173	98	98	80
S&P 500 Stock Index	100	113	113	128	166	185
DJ US Oil & Gas Index	100	117	120	123	152	135

Item 6                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Royale Energy’s Financial Statements and Notes thereto and other financial information relating to Royale Energy included elsewhere in this document.

For the past twenty-two years, Royale Energy has primarily acquired and developed producing and non-producing natural gas properties in California.  In 2004, Royale Energy began developing leases in Utah and in 2012 began acquiring leases in Alaska.  The most significant factors affecting the results of operations are (i) changes in oil and natural gas production levels and reserves, (ii) turnkey drilling activities, and (iii) the change in commodities price of natural gas and oil reserves owned by Royale Energy.

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

Impairment analyses are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During 2014 and 2013, impairment losses of $268,093 and $70,203, respectively, were recorded on various capitalized lease and land costs where the carrying value exceeded the fair value or where the leases were no longer viable.

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

In these working interest arrangements, the participants are responsible for sharing in the risk of development, but also sharing in a proportional interest in rights to revenues and proportional liability for the cost of operations after drilling is completed.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.    The company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed due to the permitting process or drilling rig availability.  At December 31, 2014 and 2013, Royale Energy had Deferred Drilling Obligations of $7,937,786 and $6,125,933 respectively.

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

Deferred Income Taxes

Deferred income taxes reflect the net tax effects, calculated at currently enacted rates, of (a) future deductible/taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements or income tax returns, and (b) operating loss and tax credit carry forwards.  All available evidence, both positive and negative, must be considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed.  The company uses information about the company’s financial position and its results of operations for the current and preceding years.

The company must use its judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion or all of the deferred tax asset. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.

Future realization of a tax benefit sometimes will be expected for a portion, but not all, of a deferred tax asset, and the dividing line between the two portions may be unclear. In those circumstances, application of judgment based on a careful assessment of all available evidence is required to determine the portion of a deferred tax asset for which it is more likely than not a tax benefit will not be realized.

Results of Operations for the Twelve Months Ended December 31, 2014, as Compared to the Twelve Months Ended December 31, 2013

For the year ended December 31, 2014, we recorded a net loss of $2,151,856 a $3,301,009 decline when compared to net income of $1,149,153 during 2013.  Total revenues from operations in 2014 were $3,221,498, an increase of $648,437, or 25.2% from the total revenues of $2,573,061 in 2013, due to higher natural gas prices and production during 2014.  Total expenses from operations in 2014 were $7,275,331, an increase of $1,326,846, or 22.3%, from the total expenses of $5,948,485 in 2013, due to increases in lease operating, bad debts and impairment costs.

In 2014, revenues from oil and gas production increased by 35.8% to $2,598,297 from $1,913,364 in 2013. This increase was due to higher natural gas commodity prices received during 2014.  The net sales volume of natural gas for the year ended December 31, 2014, was approximately 547,898 MCF with an average price of $4.64 per MCF, versus 498,778 MCF with an average price of $3.64 per MCF for 2013.  This represents an increase in net sales volume of 49,121 MCF or 9.9%.  This increase in production volume was due to various wells coming online that were drilled in late 2013 and early 2014.  The net sales volume for oil and condensate (natural gas liquids) production was approximately 685 barrels with an average price of $85.20 per barrel for the year ended December 31, 2014, compared to 1,019 barrels at an average price of $93.79 per barrel for the year in 2013.  This represents a decrease in net sales volume of 335 barrels, or 32.8%.  This decrease was due to the natural declines on existing wells.  Northern and central California accounted for approximately 97% of the Company’s successful natural gas production in 2014.

Oil and natural gas lease operating expenses increased by $491,042, or 52.4% to $1,427,673 for the year ended December 31, 2014, from $936,631 for the year in 2013.  This increase was mainly due to higher plugging and abandonment costs on several older wells in 2014.  When measuring lease operating costs on a production or lifting cost basis, in 2014, the $1,427,673 equates to a $2.59 per MCFE lifting cost versus a $1.86 per MCFE lifting cost in 2013, a 39% increase, also due to higher plugging costs.  Delay rental costs increased by $159,252 or 34.8%, to $616,806 for the year in 2014 from $457,554 in 2013.  This increase was due to delay rental costs and our increased ownership of our Alaska leases.

At December 31, 2014, Royale Energy had a Deferred Drilling Obligation of $7,937,786.  During 2014, we disposed of $4,172,296 of obligations relating to 2013, upon completing the drilling of four wells, two exploratory and two developmental, in addition to participating in the drilling of one additional well with an industry partner.  There was also an adjustment of approximately $550,000 of accrued costs on a well where the additional work would no longer prove viable.  These factors resulted in a gain of $1,640,731.   In 2013, we disposed of $8,028,190 upon completing our obligation by drilling six wells, five exploratory and one developmental, in addition to participating in the drilling of two additional wells with an industry partner, resulting in a gain of $2,008,734. Royale expects to dispose of approximately $3 million in the first six months of 2015 with $3.2 million disposed of by the end of 2015.

During 2014, we recorded a gain of $369,977 on the sale of certain oil and natural gas leases in Utah.  In 2014, we also recorded a loss of $34,601 on previously capitalized office leasehold improvements due to our office relocation.  During 2013 we recorded a gain of $2,684,801 from the sale of a portion of our western block oil and gas leases in Alaska.  In 2013, we also recorded a gain of $173,013 on the sale of certain California natural gas leases.  During the year in 2013, we recorded a gain of $40,000 on the sale of oil and gas leases in Texas and recorded a loss of $82,184 on the sale of surface casing previously included in inventory.  Additionally in 2013, we recorded a write down of $39,185 on certain oil and gas inventory that no longer appeared viable.

Impairment losses of $268,093 and $70,203 were recorded in 2014 and 2013, respectively.  In 2014, $217,629 of the impairment loss was due to two Utah wells where the carrying value exceeded the fair value.  For the balance of the loss in 2014 and the 2013 loss, we recorded impairments on various capitalized lease and land costs that were no longer viable.

Bad debt expense for 2014 and 2013 were $653,133 and $146,704, respectively.  The expenses in 2014 and 2013 arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment.  We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges where doubtful.  By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue.

The aggregate of supervisory fees and other income was $623,201 for the year ended December 31, 2014, a decrease of $36,496 or 5.5% from $659,697 during the year in 2013.  This decrease was mainly due to lower revenues from pipeline and compressor fees due to costs to rebuild a compressor in one of our main fields.  Supervisory fees are charged in accordance with the Council for Petroleum Accountants Societies (COPAS) policy for reimbursement of expenses associated with the joint accounting for billing, revenue disbursement, and payment of taxes and royalties.  These charges are reevaluated each year and adjusted up or down as deemed appropriate by a published report to the industry by Ernst & Young, LLP, Certified Public Accountants.  Supervisory fees increased $49,579 or 12%, to $464,429 in 2014 from $414,850 in 2013.

Depreciation, depletion and amortization expense increased to $315,574 from $309,806 an increase of $5,768 or 1.9% for the year ended December 31, 2014, as compared to 2013.  The depletion rate is calculated using production as a percentage of reserves.  This increase in depreciation expense was mainly due to a higher depletion rate as production volumes were higher during the period.

General and administrative expenses decreased by $117,392 or 3.6%, from $3,279,505 for the year ended December 31, 2013, to $3,162,113 for the year in 2014.  This decrease was primarily due to lower office rent expense during the period in 2014, as the company relocated into its own office building which was purchased at the end of 2013.  Legal and accounting expense increased to $401,160 for the year, compared to $326,270 for 2013, a $74,890 or 23% increase.  The increased expense was the result of higher legal fees primarily related to the Rampart litigation.

Marketing expense for the year ended December 31, 2014, increased $98,297 or 29.6%, to $430,779, compared to $332,482 for the year in 2013.  The increase was due to higher broker fees in 2014 as we used outside brokers to sell direct working interests to investors.

During 2013, we incurred $50,145 in geological and geophysical from a well which was drilled based on seismic data we gathered during our 2011 Lake Mendocino survey.  This seismic data was expensed once the well was drilled.   No wells drilled in 2014 were based on this survey.

During 2014, interest expense decreased to $81,605 from $304,472 in 2013, a $222,867 or 73.2% decrease.  This decrease mainly resulted from a reduction of outstanding indebtedness after the 2013 repayment of a convertible note.  Further details concerning Royale’s notes payable and line of credit usage can be found in Capital Resources and Liquidity, below.

In 2014 and 2013, we did not have an income tax expense due to the use of a percentage depletion carryover valuation allowance created from the current and past operations resulting in an effective tax rate less than the normal federal rate of 34% plus the relevant state rates (mostly California, 9.3%).

Capital Resources and Liquidity

At December 31, 2014, Royale Energy had current assets totaling $5,473,721 and current liabilities totaling $12,469,376, a $6,995,655 working capital deficit.  We had cash and cash equivalents at December 31, 2014 of $3,061,841 compared to $4,878,233 at December 31, 2013.

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

At the end of 2014, our other receivables, which consists of receivables from direct working interest investors and industry partners, totaled $1,760,181 compared to $1,152,473 at December 31, 2013, a $607,708 or 52.7% increase.  This was primarily due to a receivable from an industry partner at year end 2014.  Royale’s revenue receivable at the end of 2014 was $493,295, a decrease of $35,024 or 6.6%, compared to $528,319 at the end of 2013.  At December 31, 2014, our accounts payable and accrued expenses totaled $4,502,559, a decrease of $829,764 or 15.6% over the accounts payable at the end of 2013 of $5,332,323, mainly due to lower accrued drilling costs at the end of 2014.

In April 2014, Royale entered into a sales agreement with Roth Capital, LLC (Roth) relating to the sale of shares of our common stock.  See the Company’s Prospectus Supplement filed pursuant to Rule 424(b) on April 4, 2014, and the Company’s Form 8-K filed on April 4, 2014.  In accordance with the terms of the sales agreement, Royale may sell up to $10,000,000 in aggregate amount of the Company’s shares from time to time through Roth, as our sales agent.  Roth is not required to sell any specific number or dollar amount of shares of our common stock, but will use its commercially reasonable efforts, as our sales agent and subject to the terms of the sales agreement, to sell the shares offered by the Prospectus Supplement and the accompanying prospectus.

In December of 2013, Royale purchased an office building valued at $2,000,000, of which $500,000 was paid in cash on the date of purchase, and $1,500,000 was borrowed from AmericanWest Bank, with a note secured by the property being purchased.  The note carries an interest rate of 5.75% until paid in full. Royale will pay this loan in 119 regular payments of $9,525 each and one balloon payment estimated at $1,150,435. Royale’s first payment was due February 1, 2014, and all subsequent payments are due on the same day of each month after that. Royale’s final payment will be due on January 1, 2024, and will be for all principal and all accrued interest not yet paid.  Payments include principal and interest.  Stephen M Hosmer, Co-CEO, CFO is named as a personal guarantor of the loan.  At December 31, 2014, the outstanding balance of this note was $1,475,884.  The loan agreement contains certain covenants that, among other things, Royale must maintain a ratio of EBITDA-Debt Service Coverage in excess of 1.50 to 1.00.  At December 31, 2014, Royale was not in compliance with this covenant, but obtained a forbearance from the bank from terms of that covenant.

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

The following schedule summarizes our known contractual cash obligations at December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total Obligations	2015	2016-2017	2018	Beyond

Building Purchase Note	$2,179,143	$114,301	$228,602	$114,301	$1,721,939

Operating Activities.  For the years ended December 31, 2014 and 2013, cash used by operating activities totaled $3,151,949 and $2,911,000, respectively.  This $240,949 increase in cash used was mainly due to the increase in our other receivables during the year in 2014, due to a receivable from an industry partner.

Investing Activities.  For the year ended December 31, 2014, cash provided by investing activities was $1,359,673 compared to $5,233,341 provided by investing activities in 2013, a difference of $3,873,668.  This difference was primarily due to the sale of a portion of our leases in Alaska, from which we received proceeds of approximately $4 million, during the period in 2013. Additionally, our turnkey drilling program proceeds and expenditures were lower in 2014, where we drilled four wells and participated in the drilling of one well, while in 2013 we drilled six wells and participated in the drilling of two wells.

Financing Activities.  Net cash used by financing activities totaled $24,116 and net cash provided by financing activities was $1,065,962 for the years ended December 31, 2014 and 2013, respectively.  This difference in cash was mainly due to the proceeds received during 2013 for common stock sales and warrant exercises.  During 2013 Royale received proceeds of $1,021,668 and issued 500,000 shares of its common stock relating to its market equity offering program.  Also during the period in 2013, several warrants were exercised in exchange for shares of Royale’s common stock, and we received $1,227,627 and issued 630,619 shares of our common stock relating to these exercises.  These proceeds were added to working capital and used for ordinary operating expense.  In 2014 the cash used from financing activities was used in principal payments from the loan used to finance the purchase of our corporate headquarters.

Changes in Reserve Estimates

During 2014, our overall proved developed and undeveloped reserves increased by 6% and our previously estimated proved developed and undeveloped reserve quantities were revised downward by approximately 0.1 million cubic feet of natural gas.  This downward revision was primarily due to two California wells, one drilled in 2013 and the other drilled in 2014, which had lower than previously estimated proved producing and proved undeveloped natural gas reserves.  See Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-22.

During 2013, our overall proved developed and undeveloped reserves decreased by 13% and our previously estimated proved developed and undeveloped reserve quantities were revised downward by approximately 0.8 million cubic feet of natural gas.  This downward revision was primarily due to three California wells, two drilled in 2011 and one drilled in 2012, which had lower than previously estimated proved producing and non-producing natural gas reserves.  See Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-22.

Item 7                          Qualitative and Quantitative Disclosures About Market Risk

Royale Energy is exposed to market risk from changes in commodity prices and in interest rates.  In 2014, we sold a majority of our natural gas at the daily market rate through the Pacific Gas & Electric pipeline.  In 2014, our natural gas revenues were approximately $2.5 million with an average price of $4.64 per MCF.  At current production levels, a 10% per MCF increase or decrease in our average price received could potentially increase or decrease our natural gas revenues by approximately $250,000.  At our current production levels of oil and natural gas condensate, a 10% increase or decrease in our average price per barrel could potentially increase or decrease our oil and natural gas revenues by approximately $6,000. We currently do not sell any of our natural gas or oil through hedging contracts.

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

Our co-chief executive officers, Donald H. Hosmer and Stephen M. Hosmer (who is also our chief financial officer), evaluated the effectiveness or our disclosure controls and procedures as of the end of the 2014 fiscal year.  Based on their evaluation, they concluded that our disclosure controls are effective as of December 31, 2014.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Management assessed our internal control over financial reporting as of December 31, 2014, which was the end of our fiscal year. Management based its assessment on criteria established in the SEC Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The guidance sets forth an approach by which management can conduct a top-down, risk-based evaluation of internal control over financial reporting. Management’s assessment included an evaluation of risks to reliable financial reporting, whether controls exist to address those risks and evaluated evidence about the operation of the controls included in the evaluation based on its assessment of risk.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10                        Directors and Executive Officers of the Registrant

All of our directors serve one year terms from the time of their election to the time their successor is elected and qualified.  The following information is furnished with respect to each director and executive officer who served as such during the fiscal year ended December 31, 2014:

Name	Age	First Became Director or Executive Officer	Positions Held

Harry E. Hosmer	84	1986	Chairman of the Board
Donald H. Hosmer	61	1987	Co-President, Co-Chief Executive Officer and Director
Stephen M. Hosmer	48	1996	Co-President, Co-Chief Executive Officer, Chief Financial Officer, Secretary, and Director
Oscar A. Hildebrandt (1) (2) (3)	79	1995	Director
Jonathan Gregory (1) (2)	50	2014	Director
Gary Grinsfelder (1), (3)	66	2007	Director
Tony Hall (2) (3)	73	2007	Director

(1)           Member of the audit committee.
(2)           Member of the compensation committee.
(3)           Member of the nominations committee.

The board has determined that directors Gary Grinsfelder, Tony Hall, Oscar Hildebrandt, and Jonathan Gregory qualify as independent directors under NASDAQ rules.

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

Jonathan Gregory – Director

Mr. Gregory’s appointment replaces the resignation for health reasons of long time board member George Watters. Mr. Watters joined the Royale Board in 1991 and has contributed a great deal of wisdom and industry experience for more than 20 years.  Most recently, Jonathan served as chief financial officer for a private independent exploration and production company, where he was actively engaged in raising equity and acquisitions and development activities.  Mr. Gregory is a member of Houston Producers Forum; Houston Energy Finance Group; and ADAM Houston Energy Network. He is also a Co-Founder of Bread of Life, Inc., a non-profit organization committed to empowering homeless Houstonians; and a director of Small Steps Nurturing Center, a non-profit Christian organization that provides early childhood education for economically at-risk children in the inner-city of Houston, Texas. He serves as chairman of Royale Energy’s audit committee.

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

In 2014, the members of the audit committee were Jonathan Gregory, chair, Oscar A. Hildebrandt and Gary Grinsfelder.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for our directors and executive officers.  The code is posted on our website, www.royl.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that Royale Energy's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish Royale Energy with copies of all such reports they file.  Based solely upon a review of the copies of the forms furnished to Royale Energy, or representations from certain reporting persons that no reports were required, Royale Energy believes that no persons failed to file required reports on a timely basis for 2014.

Item 11                        Executive Compensation

The following table summarizes the compensation of the chief executive officer, chief financial officer and the two other most highly non-executive employees (the “named executives and employees”) of Royale Energy and its subsidiaries during the past year.  No stock options, stock awards or other plan based compensation were made during 2014.

Name and				Option	All Other
Principal Position	Year	Salary	Bonus	Awards	Compensation (2)	Total
		($)	($)	($)	($)	($)

Donald H. Hosmer	2014	$230,192	$25,000	(1)	$6,906	$262,098
Co-President and Co-CEO	2013	$230,192	$25,000		$7,656	$262,848
	2012	$230,192			$6,906	$237,098

Stephen M. Hosmer	2014	$230,192	$25,000	(1)	$18,906	$274,098
Co-President, Co-CEO & CFO	2013	$230,192	$25,000		$19,656	$274,848
	2012	$230,192			$19,110	$249,302

Mohamed Abdel-Rahmen (3)	2014	$163,692			$4,911	$168,603
VP Exploration	2013	$167,025			$5,011	$172,036
	2012	$204,615			$6,138	$217,085

Charles Tiano (3)	2014	$50,642	178,892		$6,886	$236,420
Director of Investor Relations	2013	$49,955	$193,825		$7,313	$251,093
	2012	$56,269	$138,450		$9,736	$204,455

(1)  In October 2014, Donald Hosmer and Stephen Hosmer (together with the other members of the board of directors) were each granted 20,000 options to purchase common stock at an exercise or base price of $5.00 per shares.  These options vest in four parts on October 13, 2014, January 1, 2015, April 1, 2015 and July 1, 2015.  These options were granted for a period of 3 years and will expire on December 31, 2017.  At December 31, 2014, Royale Energy’s stock price, $2.11, was less than the weighted average exercise price, and as such the outstanding and exercisable stock options had no intrinsic value.

(2) All other compensation consists of matching contributions to the Company’s simple IRA plan, except for Stephen M. Hosmer, who also received a $12,000 car allowance.

(3) Mr. Abdel-Rahmen and Mr. Tiano are highly compensated employees under SEC rules who did not serve as executive officers during 2014.

Stock Options and Equity Compensation; Outstanding Equity Awards at Fiscal Year End

The following table presents the number of unexercised options at the 2014 year end for each named executive officer.  No unvested stock awards were outstanding at the end of 2014.

Options
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date

Donald H. Hosmer	50,000	(1)	-		$3.25	12/31/2015
	10,000	(2)	10,000	(2)	5.00	12/31/2017
Stephen M. Hosmer	50,000	(1)	-		$3.25	12/31/2015
	10,000	(2)	10,000	(2)	5.00	12/31/2017

(1)
In December 2010, the directors and executive officers of Royale Energy were each granted 20,000 options to purchase common stock at an exercise or base price of $3.25 per share, in consideration of their past service on the board.  These options vested and became exercisable over two years, on January 1, 2012 and 2013.  They were granted for a period of five years with a service period of two years.

(2)
At the October 10, 2014 Board of Directors meeting, directors of Royale Energy were granted 20,000 options each to purchase common stock at an exercise price of $5.00 per share. These options were granted for a period of 3 years and will expire on December 31, 2017.  These options become exercisable at 5,000 shares per period beginning October 13, 2014, January 1, 2015, April 1, 2015 and July 1 2015.

Compensation Committee Report

Our executive compensation committee has reviewed and discussed the following Compensation Discussion and Analysis with management and, based on its discussion and review, has recommended that the Compensation Discussion and Analysis be included in this proxy statement.

Members of the Compensation Committee:

Oscar A. Hildebrandt, Chair

Tony P. Hall

Jonathan Gregory

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

Determination

To determine executive compensation, the committee, in December each year, meets with our officers to review our compensation programs, discuss the performance of the company, the duties and responsibilities of each of the officers pay levels and business results compared to others similarly situated within the industry.  The committee then makes recommendations to the board of directors for any adjustment to the officers’ compensation levels.  The committee does not employ compensation consultants to make recommendations on executive compensation.

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

Bonus.  The compensation committee meets annually to determine the quantity, if any, of the cash bonuses of executive officers.  The amount granted is based, subjectively, upon the company’s stock price performance, earnings, revenue, reserves and production.  The committee does not use quantifiable metrics for these criteria; but rather uses each in balance to assess the strength of the company’s performance.  The committee believes that formulaic approaches to cash incentives can foster an unhealthy balance between short-term and long-term goals.  In 2014, the compensation committee did award bonuses to the company’s executive officers, Stephen and Don Hosmer, in the amount of $25,000 to each officer.

Compensation of Directors

In 2014, none of the board members or committee member received fees for attendance at board meetings or committee meetings during the year.  Royale Energy did reimburse directors for the expenses incurred for their services.

In addition, Royale Energy's Chairman of the Board and former President, Harry E. Hosmer, renders and receives compensation for management consulting services to Royale Energy on an ongoing basis.  See Certain Relationships and Related Transactions, page 23.

The following table describes the compensation paid to our directors who are not also named executives for their services in 2014.

Name	Fees earned or paid in cash	Stock awards	Option awards	All Other Compensation (1)	Total
	($)	($)	($)	($)	($)
Harry E. Hosmer	$190,660	$0	$0	$7,622	$198,282
Oscar A. Hildebrandt	$25,000	$0	$0	0	$25,000
Jonathan Gregory	$6,250	$0	$0	0	$6,250
Gary Grinsfelder	$25,000	$0	$0	0	$25,000
Tony P. Hall	$25,000	$0	$0	0	$25,000

(1)  Other compensation paid to Harry E. Hosmer in 2014 consisted of payments for medical and dental insurance coverage.

Item 12                        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

On March 6, 2015, 14,945,789 shares of Royale Energy’s common stock were outstanding.

The following table contains information regarding the ownership of Royale Energy’s common stock as of March 6, 2015, by:

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

Stockholder (1)	Number (2)	Percent

Harry E. Hosmer, (3)	667,692	4.45%

Donald H. Hosmer, (3)	936,162	6.23%

Stephen M. Hosmer, (3) (4)	1,221,035	8.13%

Oscar A. Hildebrandt, (2) (5)	83,936	*

Jonathan Gregory, (2)	21,000	*

Gary Grinsfelder, (2)	65,440	*

Tony P. Hall, (2)	88,749	*

All officers and directors as a group	3,064,014	20.01%

* Less than 1%

(1)  The mailing address of each listed stockholder is 3777 Willow Glen Drive, El Cajon, California 92019.

(2)  Includes options to purchase the following number of shares of common stock which were vested and exercisable on March 31, 2013:  Harry E. Hosmer 70,000, Donald H. Hosmer 70,000; Stephen M. Hosmer 70,000; Gary Grinsfelder 60,000; Tony Hall 70,000; Oscar A. Hildebrandt 26,308; Jonathan Gregory 20,000.

(3)  Donald H. Hosmer and Stephen M. Hosmer are sons of Harry E. Hosmer, Chairman of the Board.

(4)  Includes 24,000 shares owned by Stephen M. Hosmer’s minor children.

(5)  Includes 33,064 shares held by a trust.

Preferred Stock

Holders Series AA convertible preferred stock have voting rights equal to the number of shares into which they are convertible.  On December 31, 2014, 46,662 shares of Series AA convertible preferred stock were outstanding. The shares of each series of preferred shares are convertible into shares of Royale Energy's common stock at the option of the security holder, at the rate of two shares of convertible preferred stock for each share of common stock.  The preferred stock is not registered under the Securities Exchange Act of 1934, and no market exists for the preferred stock.  The total number of shares of common stock issuable on conversion of all outstanding shares of preferred stock equals less than 1% of the outstanding common stock of Royale Energy.  To Royale Energy's knowledge, none of the preferred shareholders would own more than 1% of Royale Energy's common stock, if their preferred shares were converted to common shares.

Item 13                        Certain Relationships and Related Transactions

In 1989, the board of directors adopted a policy (the “1989 policy”) that permits each director and officer of Royale Energy to purchase from Royale Energy, at its cost, up to one percent (1%) fractional interest in any well to be drilled by Royale Energy.  When an officer or director elects to make such a purchase, the amount charged per each percentage working interest is equal to Royale Energy's actual pro rata cost of drilling and completion, rather than the higher amount that Royale Energy charges to working interest holders for the purchase of a percentage working interest in a well.  Of the current officers and directors, Donald Hosmer, Stephen Hosmer, Harry E. Hosmer, Oscar Hildebrandt and Tony Hall at various times have elected under the 1989 policy to purchase interests in certain wells Royale Energy has drilled.

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

Donald and Stephen Hosmer each have participated individually in 176 and 174 wells respectively under the 1989 policy.  The Hosmer Trust, a trust for the benefit of family members of Harry E. Hosmer, has participated in 173 wells.

Investments in wells under the 1989 policy for the three years ended December 31, 2014, 2013, and 2012 are as follows:

	Year	# of fractional interests	Amount
Donald Hosmer	2014	4	$18,692
	2013	6	$31,767
	2012	2	$4,186
Stephen Hosmer	2014	4	$7,714
	2013	5	$12,262
	2012	2	$2,537
Hosmer Trust	2014	3	$9,985
	2013	6	$41,488
	2012	2	$2,537

Current officers and directors were billed $0, $16,967 and $3,451 for their interests for the three years ended December 31, 2014, 2013, and 2012, respectively.

Royale Energy's Chairman of the Board and former President, Harry E. Hosmer, renders management consulting services to Royale Energy on an ongoing basis.  Royale Energy compensated Mr. Hosmer $165,660, $193,270 and $138,050 for his consulting services in 2014, 2013, and 2012, respectively, and pays his medical insurance costs.  Mr. Hosmer's consulting services are in conjunction with his service on the board of directors, for which he receives reimbursement of expenses to attend meetings.

Item 14                        Principal Accountant Fees and Services

SingerLewak LLP served as the independent auditors to audit the Company’s financial statements for the fiscal year ended December 31, 2014.  This is the first annual audit performed by SingerLewak LLP, Padgett Stratemann & Co., LLP previously performed annual audits.  The aggregate fees billed by Padgett Stratemann & Co., LLP and SingerLewak LLP for the years ended December 31, 2014 and 2013 are as follows, respectively:

	2014	2013
Audit fees (1)	$159,891	$153,271
Tax fees (2)	-	-
All other fees (3)	$25,600	$21,650
Total	$185,491	$174,921

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

No representatives of SingerLewak LLP are expected to be present at the annual meeting.  Although the audit committee has the sole responsibility to appoint the auditors as required under the Securities Exchange Act of 1934, the committee welcomes any comments from shareholders on auditor selection or performance.  Comments may be sent to the audit committee chair, Jonathan Gregory, care of Royale Energy’s executive office, 3777 Willow Glen Drive, El Cajon, California 92019.

PART IV

Item 15                        Exhibits and Financial Statement Schedules

The agreements included as exhibits to this report are included to provide information about their terms and not to provide any other factual or disclosure information about Royale Energy or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement that were made solely for the benefit of the other agreement parties and:

•	should not be treated as categorical statements of fact, but rather as a way of allocating the risk among the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from the way investors may view materiality; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

1.	Financial Statements. See Index to Financial Statements, page F-1

2.	Schedules. Supplemental Information About Oil and Gas Producing Activities (Unaudited) begins on page F-22.

3.	Exhibits. Certain of the exhibits listed in the following index are incorporated by reference.

1.1	Placement Agent Agreement between the Company and C.K. Cooper & Company, Inc., dated October 25, 2013, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 29, 2013.
3.1	Restated Articles of Incorporation of Royale Energy, Inc., incorporated by reference to Exhibit 3.1 of Royale Energy’s Form 10-Q filed August 14, 2009.
3.2	Amended and Restated Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.2 of Royale Energy’s Form 10-K filed March 27, 2009.
4.1	Series E Warrant issued to certain affiliates of Cranshire Capital, L.P., incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed October 29, 2013.
4.2	Certificate of Determination of the Series AA Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of Royale Energy's Form 10-SB Registration Statement.
10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 of Royale Energy's Form 10-SB Registration Statement.
10.2	Sales Agreement between the Company and C.K. Cooper & Company, Inc., dated February 17, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 17, 2013.
10.3	Securities Purchase Agreement between the Company and certain buyers dated as of October 28, 2013, incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed October 29, 2013.
10.4	Convertible Note issued to certain affiliates of Cranshire Capital, L.P., incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed October 29, 2013.
10.5	Secured Loan Agreement between Royale Energy and AmericanWest Bank, NA, dated December 24, 2013, filed herewith.
23.1	Consent of SingerLewak L.L.P., filed herewith.
23.2	Consent of Padgett Stratemann & Co, L.L.P., filed herewith.
23.3	Consent of Netherland, Sewell & Associates, Inc., filed herewith.
23.4	Consent of Source Energy, LLC, filed herewith.
31.1	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
31.2	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
32.1	Section 1350 Certification, filed herewith.
32.2	Section 1350 Certification, filed herewith.
99.1	Report of Netherland Sewell & Associates, Inc., filed herewith.
99.2	Report of Source Energy, LLC, filed herewith.
99.3	Waiver Letter from Cranshire Capital, L.P. to the Company dated October 28, 2013, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed October 29, 2013.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Royale Energy, Inc.

Date: March 30, 2015	/s/ Donald H. Hosmer
Donald H. Hosmer
Co-President and Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2015	/s/ Harry E. Hosmer
Harry E. Hosmer
Chairman of the Board of Directors
Date: March 30, 2015	/s/ Donald H. Hosmer
Donald H. Hosmer
Director, Co-President, Co-Chief Executive Officer
Date: March 30, 2015	/s/ Stephen M. Hosmer
Stephen M. Hosmer
Director, Co-President, Co-Chief Executive Officer, Chief Financial Officer and Secretary
Date: March 30, 2015	/s/ Tony Hall
Tony Hall
Director
Date: March 30, 2015	/s/ Oscar A. Hildebrandt
Oscar A. Hildebrandt
Director
Date: March 30, 2015	/s/ Gary Grinsfelder
Gary Grinsfelder
Director
Date: March 30, 2015	/s/ Jonathan Gregory
Jonathan Gregory
Director

ROYALE ENERGY, INC.
INDEX TO FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Royale Energy, Inc.

We have audited the accompanying balance sheet of Royale Energy, Inc. (the “Company”) as of December 31, 2014, and the related statements of comprehensive (loss), stockholders’ (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2014 financial statements referred to above present fairly, in all material respects, the financial position of Royale Energy, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

SingerLewak LLP
Los Angeles, California
March 30, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Royale Energy, Inc.

We have audited the accompanying balance sheet of Royale Energy, Inc. (the “Company”) as of December 31, 2013, and the related statements of comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royale Energy, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Padgett, Stratemann & Co., L.L.P.
San Antonio, Texas
March 11, 2014

ROYALE ENERGY, INC
BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

ASSETS
	2014	2013

Current Assets
Cash and Cash Equivalents	$3,061,841	$4,878,233
Other Receivables, net	1,760,181	1,152,473
Revenue Receivables	493,295	528,319
Prepaid Expenses	158,404	191,202
Available for Sale Securities	0	16,448

Total Current Assets	5,473,721	6,766,675

Other Assets	510,821	494,592

Oil And Gas Properties (Successful Efforts Basis), Real Property and Equipment and Fixtures, net	7,594,666	7,554,425

Total Assets	$13,579,208	$14,815,692

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

LIABILITIES AND STOCKHOLDERS' EQUITY

	2014	2013
Current Liabilities:
Accounts Payable and Accrued Expenses	$4,502,559	$5,332,323
Current Portion of Long-Term Debt	29,031	22,916
Current Portion of Deferred Tax Liability	0	1,775
Deferred Drilling Obligations	7,937,786	6,125,933

Total Current Liabilities	12,469,376	11,482,947

Noncurrent Liabilities:
Asset Retirement Obligation	804,206	862,369
Note Payable, less current portion	1,446,853	1,477,084

Total Noncurrent Liabilities	2,251,059	2,339,453

Total Liabilities	14,720,435	13,822,400

Stockholders' Equity (Deficit)
Convertible Preferred Stock, Series AA, No Par Value, 147,500 Shares Authorized; 46,662 and 52,784 Shares Issued and Outstanding, at December 31, 2014 and 2013 Respectively	136,149	154,014
Common Stock, No Par Value, 20,000,000 Shares Authorized; 14,945,789 and 14,942,728 Shares Issued and Outstanding, at December 31, 2014 and 2013 respectively	38,014,730	37,996,866
Paid in Capital	337,640	303,855

Accumulated (Deficit)	(39,623,243)	(37,471,388)
Accumulated Other Comprehensive Income (Loss)	(6,503)	9,945

Total Stockholders' Equity (Deficit)	(1,141,227)	993,292

Total Liabilities and Stockholders' Equity (Deficit)	$13,579,208	$14,815,692

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2014, AND 2013

	2014	2013
Revenues:
Sale of Oil and Gas	$2,598,297	$1,913,364
Supervisory Fees and Other	623,201	659,697

Total Revenues	3,221,498	2,573,061

Costs and Expenses:
General and Administrative	3,162,113	3,279,505
Lease Operating	1,427,673	936,631
Delay Rentals	616,806	457,554
Lease Impairment	268,093	70,203
Geological and Geophysical	0	50,145
Inventory Write Down	0	39,185
Bad Debt Expense	653,133	146,704
Legal and Accounting	401,160	326,270
Marketing	430,779	332,482
Depreciation, Depletion and Amortization	315,574	309,806

Total Costs and Expenses	7,275,331	5,948,485

Gain on Turnkey Drilling Programs	1,640,731	2,008,734
Gain on Sale of Assets	342,851	2,820,315

Income (Loss) from Operations	(2,070,251)	1,453,625

Other Income (Expense):
Interest Expense	(81,605)	(304,472)

Income Before Income Tax Expense	(2,151,856)	1,149,153

Net Income (Loss)	(2,151,856)	1,149,153

Basic Earnings (Loss) Per Share:	(0.14)	0.08

Diluted Earnings (Loss) Per Share	(0.14)	0.08

Other Comprehensive Income (Loss)
Unrealized Gain on Equity Securities	(16,448)	9,945
Less: Reclassification Adjustment for Gains Included in Net Income	0	-

Other Comprehensive Income (Loss) , before tax	(16,448)	9,945

Other Comprehensive Income (Loss), net of tax	(16,448)	9,945

Comprehensive Income (Loss)	(2,168,304)	1,159,098

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2014, and 2013

			Preferred Stock
	Common Stock		Series AA				Accumulated
	Number Shares		Number Shares				Other
	Issued and		Issued and		Additional	Accumulated	Comprehensive
	Outstanding	Amount	Outstanding	Amount	Paid in Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2012	12,545,465	$33,247,571	52,784	$154,014	$1,447,938	$(38,620,540)	$0	$(3,771,017)

Common Stock Warrant Exercise	630,619	$1,227,626						1,227,626

Common Stock Private Placement Sale	500,000	$1,021,668						1,021,668

Note Payable Conversion	1,266,644	2,500,000			(1,144,083)			1,355,917

Available for Sale Securities - Unrealized Gain (Loss), net of tax							9,945	9,945

Net Income (Loss)						1,149,153		1,149,153
	-	-	-	-	-	-	-	-
Balance, December 31, 2013	14,942,728	$37,996,865	52,784	$154,014	$303,855	$(37,471,387)	$9,945	$993,292
Series AA Conversion to Common (2 for 1)	3,061	17,865	(6,122)	(17,865)				0

Director's Stock Options Grant					33,785			33,785

Available for Sale Securities - Unrealized Gain (Loss), net of tax							(16,448)	(16,448)

Net Income (Loss)						(2,151,856)		(2,151,856)

Balance, December 31, 2014	14,945,789	$38,014,730	46,662	$136,149	$337,640	$(39,623,243)	$(6,503)	$(1,141,227)

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, and 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,151,856)	$1,149,153
Adjustments to Reconcile Net Income (Loss) to Net Cash Used by Operating Activities:
Depreciation, Depletion, and Amortization	315,574	309,806
Lease Impairment	268,093	70,203
Gain on Sale of Assets	(342,851)	(2,820,315)
Gain on Turnkey Drilling Programs	(1,640,731)	(2,008,734)
Bad Debt Expense	653,133	146,704
Stock-Based Compensation	33,785	-
Debt Discount Amortization	-	280,582
Inventory and Other Assets Write Down	-	39,185
(Increase) Decrease in:
Other & Revenue Receivables	(1,225,817)	2,141,664
Prepaid Expenses and Other Assets	16,569	40,426
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(887,926)	308,136
Deferred –Drilling Obligations	1,811,853	(2,567,810)
Deferred Income Taxes	(1,775)	-
Net Cash Used by Operating Activities	(3,151,949)	(2,911,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures For Oil And Gas Properties and	(3,182,600)	(6,998,949)

Proceeds from Turnkey Drilling Programs	4,172,296	8,025,535
Proceeds from Sale of Assets	369,977	4,206,755
Net Cash Provided by Investing Activities	1,359,673	5,233,341

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Debt	-	-
Principal Payments on Long-Term Debt	(24,116)	(1,183,333)
Proceeds from Stock Options and Warrant Exercises	-	1,227,627
Proceeds from Sale of Common Stock	-	1,021,668

Net Cash Provided by (Used In) Financing Activities	(24,116)	1,065,962

Net Increase (Decrease) in Cash and Cash Equivalents	(1,816,392)	3,388,303

Cash & Cash Equivalents at Beginning of Year	4,878,233	1,489,930

Cash & Cash Equivalents at End of Year	$3,061,841	$4,878,233

Cash Paid for Interest	$81,606	23,890

Cash Paid for Taxes	$3,855	925

Supplemental Schedule of Non-Cash Investing and Financing Transactions:
Purchase of Office building with note payable financing	$0	$1,500,000
Conversion of convertible notes to common stock	$0	$2,500,000
Accretion of discount to paid-in-capital upon early conversion of convertible notes	$0	$1,144,083
Conversion of Series AA Stock to Common Stock	$17,865	$0
Unrealized Gain (Loss) on Available-for-Sale Securities, net of tax effect	$(16,448)	$9,945

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

Use of Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.   As reflected in the accompanying financial statements, the Company has negative working capital, losses from operations and negative cash flows from operations.

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

Liquidity

The primary sources of liquidity have historically been issuances of common stock and operations. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, and the sale of oil and natural gas property participation interests . Assuming there are no further changes in expected sales and expense trends subsequent to March 30, 2015, the Company believes that its cash position will be sufficient to continue operations for the foreseeable next twelve months.

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

Impairment analyses are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During 2014 and 2013, impairment losses of $268,093 and $70,203, respectively, were recorded on various capitalized lease and land costs that were no longer viable.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.    The company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed due to the permitting process or drilling rig availability.  At December 31, 2014 and 2013, Royale Energy had Deferred Drilling Obligations of $7,937,786 and $6,125,933 respectively.

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

Other Receivables

Our other receivables consists of receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.    At December 31, 2014 and 2013, the Company established an allowance for uncollectable accounts of $1,734,713 and $1,081,580, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

Revenue Receivables

Our revenue receivables consists of receivables related to the sale of our natural gas and oil.  Once a production month is completed we receive payment approximately 15 to 30 days later.

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

Income (Loss) Per Share

Basic and diluted income (losses) per share are calculated as follows:

	For the Year Ended December 31, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Income Per Share:
Net loss available to common stock	$(2,151,856)	14,943,323	$(.14)

Diluted Income Per Share:
Effect of dilutive securities and stock options		-	$-

Net income available to common stock	$(2,151,856)	14,943,323	$(.14)

	For the Year Ended December 31, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Loss Per Share:
Net income available to common stock	$1,149,153	13,853,290	$0.08

Loss Per Share:
Effect of dilutive securities and stock options		435,195	$0.00

Net income available to common stock	$1,149,153	14,288,485	$0.08

For the year ended December 31, 2014, Royale Energy had dilutive securities of 161,966.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

Stock Based Compensation

Royale Energy has a stock-based employee compensation plan, which is more fully described in Note 11.  Effective January 1, 2006, the Company adopted the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock-based awards.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. Carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values as of the balance sheet dates because of their generally short maturities.

The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions

At December 31, 2014, Royale Energy reported the fair value of $0 in available for sale securities.  The fair value was determined using the number of shares owned as of December 31, 2014, multiplied by the market price of those securities on December 31, 2014.  At December 31, 2013, Royale Energy quoted prices in active markets for identical assets when determining the fair value measurements at the reporting date.  The following table summarizes Royale’s financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above:

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$--	$--	$--	$--
Commercial paper	--	--	--	--
Short term marketable investments:
Available-for-sale securities	--	--	--	--
Total assets at fair value	$--	$--	$--	$--

December 31, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$--	$--	$--	$--
Commercial paper	--	--	--	--
Short term marketable investments:
Available-for-sale securities	16,448	--	--	16,448
Total assets at fair value	$16,448	$--	$--	$16,448

Reclassifications

Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented herein.

Recently Issued Accounting Pronouncements

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the year ended December 31, 2014, and have determined that the updates are not applicable to the Company.

NOTE 2 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31:

	2014	2013
Oil and Gas

Producing properties, including intangible drilling costs	$4,920,521	$4,862,657
Undeveloped properties	2,773,422	2,779,672
Lease and well equipment	4,410,120	4,392,363
	12,104,063	12,034,692
Accumulated depletion, depreciation and amortization	(7,318,510)	(7,065,362)

	4,785,553	$4,969,330

	2014	2013
Commercial and Other

Real estate, including furniture and fixtures	$2,768,394	$2,503,803
Vehicles	116,830	120,314
Furniture and equipment	1,114,086	1,300,523
	3,999,310	3,924,640
Accumulated depreciation	(1,190,197)	(1,339,545)
	2,809,113	2,585,095
	$7,594,666	7,554,425

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

	2014	2013

Acquisition - Proved	$3,215	7,663
Acquisition- Unproved	$84,715	0
Development	$1,346,433	1,080,043
Exploration	$2,309,105	4,822,260

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB Accounting Standards Codification requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during 2014 or 2013. We did not charge any previously capitalized exploratory well costs to expense upon adoption of Topic.  Undeveloped properties are not subject to depletion, depreciation or amortization.

	12 Months Ended December 31,
	2014	2013
Beginning balance at January 1	$0	$0

Additions to capitalized exploratory well costs pending the determination of proved reserves	$188,017	$410,303

Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	$(188,017)	$(410,303)

Ending balance at December 31	$0	$0

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the two years ended December 31, are as follows:

	2014	2013

Oil and gas sales	$2,598,297	1,913,364
Production related costs	(2,044,479)	(1,394,185)
Lease Impairment	(268,093)	(70,203)
Depreciation, depletion and amortization	(315,574)	(309,806)

Results of operations from producing and exploration activities	$(29,849)	139,170
Income Taxes (Benefit)	0	0

Net Results	$(29,849)	139,170

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

	2014	2013
Asset retirement obligation, Beginning of the year	$862,369	$954,088
Liabilities incurred during the period	7,638	12,358
Settlements	(66,304)	(97,522)
Accretion expense	503	17,106
Revisions in estimated cash flow		(23,661)

Asset retirement obligation, End of year	$804,206	$862,369

NOTE 4 - TURNKEY DRILLING OBLIGATION

Royale Energy receives funds under turnkey drilling contracts, which require Royale Energy to drill oil and gas wells within a reasonable time period from the date of receipt of the funds.  As of December 31, 2014 and 2013 Royale Energy had recorded deferred turnkey drilling associated with undrilled wells of $7,937,786 and $6,125,933, respectively, as a current liability.

NOTE 5 - LONG-TERM DEBT

	2014	2013

On December 24, 2013, Royale Energy, Inc. entered into an agreement between the Company, as buyer, and North Island Financial Credit Union as seller, for the purchase of commercial property in San Diego, California, for a purchase price of $2,000,000, of which $500,000 was paid in cash on the date of purchase, and $1,500,000 was borrowed from AmericanWest Bank, NA, with a note secured by the property being purchased.  The note carries an interest rate of 5.75% until paid in full.  Royale will pay this loan in 119 regular payments of $9,525 each and one balloon payment estimated at $1,150,435. Royale’s first payment is due February 1, 2014, and all subsequent payments are due on the same day of each month after that. Royale’s final payment will be due on January 1, 2024, and will be for all principal and all accrued interest not yet paid. Payments include principal and interest. Stephen M Hosmer, Co-CEO, CFO is named as a personal guarantor of the loan. The loan agreement contains certain covenants that, among other things, Royale must maintain a ratio of EBITDA-Debt Service Coverage in excess of 1.50 to 1.00.  At December 31, 2014, Royale was not in compliance with this covenant, but obtained a forbearance from the bank from terms of that covenant.
	$1,475,884	$1,500,000

Total Long Term Debt	$1,475,884	$1,500,000

Less Current Maturity	29,031	$22,916

Long Term Debt Less Current Portion	$1,445,853	$1,477,084

Maturities of long-term debt for the years subsequent to December 31, 2014 are as follows:

Year Ended December 31,
2015	$29,031
2016	$30,528
2017	$32,597
2018	$34,549
Thereafter	$1,349,179

Total	$1,475,884

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

Significant components of the Company’s deferred assets and liabilities at December 31, 2014 and 2013, respectively, are as follows:

	2014	2013
Deferred Tax Assets (Liabilities):
Statutory Depletion Carry Forward	$672,480	$678,617
Net Operating Loss	4,568,737	4,053,001
Other	939,061	702,275
Share-Based Compensation	70,921	55,990
Capital Loss / AMT Credit Carry Forward	76,410	76,410
Charitable Contributions Carry Forward	16,602	15,510
Allowance for Doubtful Accounts	681,052	412,353
Oil and Gas Properties and Fixed Assets	4,828,214	4,723,641
	$11,853,477	$10,717,797
Valuation Allowance	(11,853,477)	(10,717,797)
Net Deferred Tax Asset	$-	$-

Deferred Tax Assets:
Current	$126,499	$62,333
Non-current	(126,499)	(62,333)
Deferred Tax Liabilities:
Current
Non-current
Net Deferred Tax Asset	$-	$-

At the end of 2013, management reviewed the realizability of the Company’s net deferred tax assets.  Due to the Company’s cumulative losses in recent years, Royale and its management concluded that it is not “more-likely-than-not” its deferred tax assets will be realized.  As a result, the Company recorded a full valuation allowance against the net deferred tax assets in 2013.  At the end of 2014, management reviewed the reliability of the Company’s net deferred tax assets, and due to the Company’s continued cumulative losses in recent years, Royale and it management concluded it is not “more-likely-than-not” its deferred tax assets will be realized.  As a result, the Company will continue to record a full valuation allowance against the deferred tax assets in 2014.  The Company will assess the realizability of the deferred tax assets at least yearly and make appropriate updates as needed.  The Company had statutory percentage depletion carry forwards of approximately $1,700,000 at December 31, 2014.  The depletion has no expiration date.  The Company also has a net operating loss carry forward of approximately $11,300,000 at December 31, 2014, which will begin to expire in 2027.

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the statutory income tax rates at December 31, 2014 and 2013, respectively, to pretax income is as follows:

	2014	2013

Tax (benefit) computed at statutory rate of 34%	$(731,630)	$390,712

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other
Other non-deductible expenses	1,665	3,078
Change in valuation allowance	729,965	(393,790)
Provision (benefit)	$-	$-

The components of the Company’s tax provision are as follows:

	2014	2013

Current tax provision (benefit) – federal	$-	-
Current tax provision (benefit) – state	-	-
Deferred tax provision (benefit) – federal	-	-
Deferred tax provision (benefit) – state	-	-

Total provision (benefit)	$-	-

In January 2007, Royale adopted additional provisions from the Income Taxes Topic of the FASB Accounting Standards Codification, which clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  As a result of our implementation of the Topic at the time of adoption and at December 31, 2014, the Company did not recognize a liability for uncertain tax positions.  Currently, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our balance sheets. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The tax years 2010 through 2013 remain open to examination by the taxing jurisdictions in which we file income tax returns.

NOTE 7 - SERIES AA PREFERRED STOCK

In April 1992, Royale Energy's Board of Directors authorized the sale of 147,500 shares of Series AA Convertible Preferred Stock.  Holders of Series AA Convertible Preferred Stock have dividend, conversion and preference rights identical to Series A Convertible Preferred Stockholders.  The Series AA Convertible Preferred Stock has a stated value of $4 per share and provides shareholders with a one-time dividend payable equal to forty cents ($0.40) per share of Series AA Convertible Preferred Stock within thirty days after the expiration of one year from the date of purchase.  The dividend has been paid on all outstanding shares as of December 31, 1994.

The Series AA Convertible Preferred Stock is convertible any time at the basic conversion rate of one share of common stock for two shares of Series AA Convertible Preferred Stock, subject to adjustment. Royale Energy has the option to call, at any time after six months from the issuance, the Series AA Convertible Preferred Stock at either the issue price of $4 per share plus 10%, if called within one year after issuance, or $4 per share thereafter. (Subject to the holders' conversion rights outlined above). The Series AA Convertible Preferred Stock has a liquidation preference to the common stock equal to $4 per share plus accrued dividends. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the shares of the Series AA Convertible Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders before any payment shall be made in respect of the Corporation’s common stock, but only after payment to its creditors, an amount equal to $4.40 per share, if called within one year after issuance, or $4 per share thereafter. Holders of Series AA Convertible Preferred Stock shall have voting rights equal to the number of shares of common stock into which the Series AA Convertible Preferred Stock may be converted.

The Series AA Convertible Preferred Stock does not have the right of redemption at the stockholders' option.  The preferred stock is not registered under the Securities Exchange Act of 1934, and no market exists for the preferred stock.  The shares of Series AA Preferred stock are convertible into shares of Royale Energy's common stock at the option of the security holder, at the rate of two shares of convertible preferred stock for each share of common stock.  During the year ending December 31, 2014, there was a conversions of 6,122 Series AA Preferred shares, with a book value of $17,865, for 3,061 common shares, and as of December 31, 2014 and 2013, and there were 46,662 and 52,784 shares, respectively of Series AA Preferred stock issued and outstanding.

NOTE 8 - COMMON STOCK

In April 2014, Royale Energy entered into a Sales Agreement with Roth Capital Partners, LLC (Roth), under which the Company may issue and sell shares of its common stock for consideration of up to $10,000,000, from time to time in an at the market equity offering program with Roth acting as the Company’s sales agent (the “Offering”).  Sales of common stock if any, under the program will depend upon market conditions and other factors to be determined by the Company and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Capital Market, on any other existing trading market for the common stock or through a market maker. The Company has no obligation to sell any common shares in the program and may at any time suspend solicitation and offers under the program or terminate the program. The Company will pay Roth a commission equal to 3.5% of the gross sales price of any such shares sold, through it as sales agent, as set forth in the Sales Agreement. The Company has also agreed to reimburse Roth for certain expenses incurred in connection with entering into the Sales Agreement and has provided Roth with customary indemnification rights.

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

NOTE 9 - OPERATING LEASES

Royale rents an office and yard in Woodland, CA on a month to month basis that calls for monthly payments of $900.  Rental expense for the years ended December 31, 2014 and 2013 was $74,047 and $361,020 respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

Donald H. Hosmer, Royale Energy’s co-president and co-chief executive officer owns 6.23% of Royale Energy common stock. Donald H. Hosmer is the brother of Stephen M. Hosmer, and son of Harry E. Hosmer.  Donald has participated individually in 176 wells under the 1989 policy.  During 2014, Donald participated in fractional interests of four wells in the amount of $18,692.  At December 31, 2014, Royale had a receivable balance of $3,806 due from Donald Hosmer for normal drilling and lease operating expenses.

Stephen M. Hosmer, Royale Energy’s co-president, co-chief executive officer and chief financial officer, owns 8.13% of Royale Energy common stock.  Stephen M. Hosmer is the brother of Donald H. Hosmer and son of Harry E. Hosmer.  Stephen has participated individually in 174 wells under the 1989 policy.  During 2014, Stephen participated in fractional interests of 4 wells in the amount of $7,714. At December 31, 2014, Royale had a receivable balance of $3,050 due from Stephen Hosmer for normal drilling and lease operating expenses.

Harry E. Hosmer, Royale Energy's former president and former chief executive officer, owns 4.45% of Royale Energy common stock. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer.  Donald H. Hosmer and Stephen M. Hosmer are also officers and directors of Royale Energy.  Harry Hosmer also assists Royale Energy on a consulting basis and receives $13,805 monthly for these services.  During 2014, Harry Hosmer participated in fractional interests of 3 wells in the amount of $9,985.  At December 31, 2014, Royale had a receivable balance of $942 due from Harry Hosmer for normal drilling and lease operating expenses.

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

During the October 10, 2014 Board of Directors meeting, directors and executive offices of Royale Energy were granted 20,000 options each, 140,000 total, to purchase common stock at an exercise price of $5.00 per share. These options were granted for a period of 3 years and will expire after December 31, 2017.  These options become exercisable at 5,000 shares per period beginning October 13, 2014, January 1, 2015, April 1, 2015 and July 1 2015. During 2014, Royale recognized compensation costs of $33,785 relating to this option grant.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.  This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. There were 140,000 and 0 options granted in the years ended December 31, 2014 and 2013, respectively. The 2014 options were granted with the following assumptions:.

Options	2014	2013

Expected volatility	81.33%	-

Weighted-average volatility	81.33%	-

Expected dividends	-	-

Expected term (months)	39	-

Risk-free rate	.57%	-

Since, at the time of option grant, there was currently no market for options of Royale’s common stock, expected volatilities are based on historical volatility of the Company’s common stock and other factors.  The risk-free rate for the periods within the contractual life of the option is based on quoted market yields for U.S. Treasury debt securities. The expected dividend yield was zero as the Company was subject to debt covenant prohibiting the payment of dividends.  Royale Energy uses historical data to estimate option exercise and board member turnover within the valuation model.  Compensation expense related to stock options was recorded net of estimated forfeitures of

A summary of the status of Royale Energy's stock option plan as of December 31, 2014 and 2013, and changes during the years ending on those dates is presented below:

	2014		2013
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options
Outstanding at Beginning of Year	346,308	$3.25	346,308	$3.25
Granted	35,000	5.00	-
Exercised	-		-
Forfeited	(100,000)		-

Outstanding at End of Year	281,308	$3.47	346,308	$3.25

Options Exercisable at Year End	281,308	$3.47	346,308	$3.25

Weighted-average Fair Value of Options Granted During the Year	$-		$-

At December 31, 2014, Royale Energy’s stock price, $2.11, was less than the weighted average exercise price, and as such the outstanding and exercisable stock options had no intrinsic value.  The stock options granted in 2014 and 2010 have a weighted-average remaining contractual term of three years and one year, respectively as of December 31, 2014.

A summary of the status of Royale Energy's restricted stock grant plans as of December 31, 2014 and 2013, and changes during the years ending on those dates is presented below:

	2014		2013
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Non-vested Shares
Non-vested at Beginning of Year	-	$-	-	$-
Granted	140,000	0.97	-
Reinstated	-		-
Vested	35,000	0.97	-
Expired or Ineligible	-	$	-	$

Non-vested at End of Year	105,000	$0.97	-

During 2014, we recognized $33,785 in compensation costs for the vested shares related to this grant and in 2015 we will recognize a total of $91,704 for the additional 105,000 shares as they become vested.

NOTE 12 - SIMPLE IRA PLAN

In April 1998, the Company established a Simple IRA pension plan covering all employees. The Company will contribute a matching contribution to each eligible employee’s Simple IRA equal to the employee’s salary reduction contributions up to a limit of 3% of the employee’s compensation for the year. The employer contribution for the years ending December 31, 2014 and 2013, were $47,081, and $49,846 respectively.

NOTE 13 - ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the continuing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy's business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance and remediation costs in 2014 or 2013.

Royale Energy is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of Royale Energy.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

The Company bids its gas sales on a month to month basis and generally sells to a single customer without commitment to future gas sales to any particular customer. The Company normally sells approximately 81% of its monthly natural gas production to one customer on a month to month basis.  Since we are able to sell our natural gas to other readily available customers, the loss of any one customer would not have an adverse effect on our overall sales operations.

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution for our interest bearing accounts in the years ended December 31, 2014, and 2013.  At December 31, 2014, and 2013, the Company’s non-interest bearing accounts were fully insured by the FDIC.   At December 31, 2014 and 2013, cash in banks exceeded the FDIC limits by approximately $2.8 million and $4.3 million, respectively. The Company has not experienced any losses on deposits.

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

Royale Energy, Inc. vs. Rampart Alaska LLC, Superior Court, Nome, Alaska.  On November 14, 2014, Royale Energy, Inc. caused a complaint for lien foreclosure to be filed in the Superior Court for the State of Alaska, Second Judicial District at Nome.  Royale Energy caused certain liens to be files against the working interests of Rampart Alaska LLC involving oil leases on the North Slope Alaska.  The filing of the liens came about as the result of Rampart’s failure to reimburse for joint interest billings and cash calls.  Royale seeks in the litigation to foreclose the liens to recover the sums secured thereby or the working interests themselves.  Rampart Alaska answered the complaint and asserted a counterclaim against Royale for damages alleging breach of contract, violation of the covenant of good faith and fair dealing, unjust enrichment, defamation, violations of the Alaska Securities Act and seeking to undo the filing of the lien claims.  Stephen Hosmer, as an officer of Royale, was also independently named as a third party defendant by Rampart for claims arising out of defamation and violation of the Alaska Securities Act.  At this juncture, the case is in its preliminary phase and we are unable to provide a possible outcome other than to note that management vigorously will contest the allegations of the counterclaim and third-party complaint and will seek to aggressively move to realize on its lien claims to recover funds due and owing from Rampart.  Because the case is only a number of months old, we are unable to provide an evaluation of the likelihood of an unfavorable outcome nor can we estimate the amount or range of potential loss.

Douglas Jones v. Royale Energy, Broward County Circuit Court, Florida.  On July 1, 2010, Douglas Jones filed a lawsuit against the Company in the Circuit Court, 17th Judicial District, Broward County, Florida.  Mr. Jones was an independent contractor handling certain aspects of sales for the Company prior to July 2, 2008.  He asserts that he is entitled to an unspecified amount for commissions and expenses.  The Company denies that any money is owed to Mr. Jones.  On August 16, 2010, the Company, through Florida counsel Adam Hodkin, filed a motion to dismiss the lawsuit for lack of jurisdiction in the Florida courts.  The Court ruled that it wanted to have an evidentiary hearing on the motion.  The Court has finally set a date for the evidentiary hearing on whether to grant or deny the motion to dismiss.  That date is May 5, 2014.     On December 23, 2014 the court denied the motion to dismiss for lack of jurisdiction, meaning that the case could go forward in Florida.  In February 2015, although the Company denied any liability to Mr. Jones, it agreed to settle the case for $20,000 to avoid the costs of long distance ligation.

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

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent petroleum engineering consultants Netherland, Sewell & Associates, Inc. and Source Energy, LLC, the net reserve value of its proved developed and undeveloped reserves was approximately $12.4 million at December 31, 2014, based on natural gas prices ranging from $4.33 per MCF to $4.89 per MCF as applied on a field-by-field basis.  Source Energy, LLC supplied reserve value estimates for Royale Energy’s Utah properties, and Netherland, Sewell & Associates, Inc. provided reserve information for the Company’s California, Texas, Oklahoma, and Louisiana properties. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures.  These estimates do not include probable or possible reserves.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2014 and 2013, and changes in such quantities during each of the years then ended, were as follows:

	2014		2013

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed and undeveloped reserves:
Beginning of period	38,265	3,914,250	63,900	4,497,970
Revisions of previous estimates	(35,799)	(101,944)	(24,596)	(801,011)
Production	(685)	(547,898)	(1,039)	(498,948)
Extensions, discoveries and improved recovery		867,398		790,814
Purchase of minerals in place
Sales of minerals in place				(74,576)

Proved reserves end of period	1,781	4,131,806	38,265	3,914,250

	2014		2013

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed reserves:

Beginning of period	5,984	3,168,142	700	3,188,390

End of period	587	3,786,785	5,984	3,168,142

	2014		2013

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved undeveloped reserves:

Beginning of period	32,281	746,108	63,200	1,309,580

End of period	1,194	345,021	32,281	746,108

For December 31, 2014, natural gas extensions, discoveries and improved recovery came to 867,398 MCF which were added due to the drilling two new exploratory wells during 2014.  These new wells consisted of 644,553 MCF of proved developed producing reserves and 222,845 proved developed non-producing reserves.  A location which was drilled in 2011 and began producing in 2013, was revised upward 251,800 MCF at December 31, 2014.  A location which had 395,760 MCF in proved undeveloped reserves at December 31, 2013, was drilled and began producing in 2014, was revised downward 321,703 MCF at December 31, 2014.  A location which was drilled and began producing in 2013, had proved developed producing reserves of 196,162 at December 31, 2013, was revised downward 187,540 MCF at December 31, 2014.  Additionally in 2014, two locations which had a total of 32,282 BBL of proved undeveloped reserves at December 31, 2013, were revised downward 31,088 BBL at December 31, 2014.

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The standardized measure of discounted future net cash flows is presented below for the two years ended December 31, 2014.

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

2015	$46,000
2016	397,700
2017	0
Thereafter	204,300

Total	$648,000

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

	2014	2013

Future cash inflows	$19,919,930	17,740,100
Future production costs	(6,860,440)	(5,924,280)
Future development costs	(648,000)	(2,599,510)
Future income tax expense	(3,723,477)	(2,764,893)

Future net cash flows	8,688,013	6,451,417

10% annual discount for estimated timing of cash flows	(2,072,974)	(1,817,442)

Standardized measure of discounted future net cash flows	$6,615,039	4,633,975

Sales of oil and gas produced, net of production costs	$(936,266)	(558,858)

Revisions of previous quantity estimates	1,082,838	74,660
Net changes in prices and production costs	708,607	(421,741)
Sales of minerals in place	-	(122,760)
Purchases of minerals in place	-	-

Extensions, discoveries and improved recovery	1,234,621	1,421,319
Accretion of discount	740,292	602,171

Net change in income tax	(849,028)	(298,437)

Net increase (decrease)	$1,981,064	696,354

Future Development Costs

In order to realize future revenues from our proved reserves estimated in our reserve report, it will be necessary to incur future costs to develop and produce the proved reserves.  The following table estimates the costs to develop and produce our proved reserves in the years 2015 through 2017.

Future development cost of:	2015	2016	2017
Proved developed reserves	$-	$-	$-
Proved non-producing reserves	46,000	55,000	-
Proved undeveloped reserves	-	342,700	-

Total	$46,000	$397,700	$-

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

2014	$549,236
2013	$0