Form 10-Q
period 2015-03-31
ROYALE ENERGY INC
filed 2015-05-13
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☐    No  ☒

At March 31, 2015, a total of 14,945,789 shares of registrant’s common stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,075,128	$3,061,841
Other Receivables, net	1,919,837	1,760,181
Revenue Receivables	309,697	493,295
Prepaid Expenses	581,887	158,404

Total Current Assets	3,886,549	5,473,721

Other Assets	555,844	510,821

Oil and Gas Properties, (successful efforts basis), Equipment and Fixtures, net	7,398,362	7,594,666

Total Assets	$11,840,755	$13,579,208

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$4,381,371	$4,502,559
Current Portion of Long-Term Debt	29,220	29,031
Deferred Turnkey Drilling Obligation	7,398,033	7,937,786

Total Current Liabilities	11,808,624	12,469,376

Noncurrent Liabilities:
Asset Retirement Obligation	832,214	804,206
Note Payable, less current portion	1,439,274	1,446,853

Total Noncurrent Liabilities	2,271,488	2,251,059

Total Liabilities	14,080,112	14,720,435

Stockholders' (Deficit):
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 46,662 shares issued and outstanding at March 31, 2015 and December 31, 2014	136,149	136,149
Common Stock, no par value, authorized 20,000,000 shares, 14,945,789 shares issued and outstanding at March 31, 2015 and December 31, 2014	38,014,730	38,014,730
Additional Paid in Capital	371,426	337,640
Accumulated Deficit	(40,755,159)	(39,623,243)
Accumulated Other Comprehensive (Loss)	(6,503)	(6,503)

Total Stockholders' (Deficit)	(2,239,357)	(1,141,227)

Total Liabilities and Stockholders' (Deficit)	$11,840,755	$13,579,208

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2015 AND 2014

	2015	2014
	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$294,309	$825,556
Supervisory Fees and Other	175,760	153,475

Total Revenues	470,069	979,031

Costs and Expenses:
General and Administrative	828,944	835,061
Lease Operating	314,792	453,536
Delay Rentals	29,128	19,494
Lease Impairment	12,681	0
Well Equipment Write Down	19,000	0
Legal and Accounting	224,476	218,652
Marketing	76,988	95,196
Depreciation, Depletion and Amortization	74,791	89,826

Total Costs and Expenses	1,580,800	1,711,765

Gain (Loss) on Turnkey Drilling Programs	0	(19,033)

(Loss) From Operations	(1,110,731)	(751,767)
Other Income (Expense):
Interest Expense	(21,185)	(15,338)

(Loss) Before Income Tax Expense	(1,131,916)	(767,105)

Net (Loss)	$(1,131,916)	$(767,105)

Basic Earnings Per Share:
Net Income (Loss) available to common stock	$(0.08)	$(0.05)

Diluted Earnings (Loss) Per Share	$(0.08)	$(0.05)

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(1,131,916)	$(767,105)
Adjustments to Reconcile Net (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	74,791	89,826
Lease Impairment	12,681	0
(Gain) Loss on Turnkey Drilling Programs	0	19,033
Well Equipment Write Down	19,000	0
Stock-Based Compensation	33,786	0
(Increase) Decrease in:
Other & Revenue Receivables	23,942	(650,709)
Prepaid Expenses and Other Assets	(487,506)	48,112
Increase (Decrease) in:
Accounts Payable and Accrued expenses	(93,180)	(53,995)
Deferred Drilling Obligations	(539,753)	280,346

Net Cash (Used in) Operating Activities	(2,088,155)	(1,034,492)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(1,055,922)	(560,773)
Proceeds from Turnkey Drilling Programs	1,164,754	385,153

Net Cash Provided By (Used in) Investing Activities	108,832	(175,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(7,390)	(3,721)

Net Cash (Used in) Financing Activities	(7,390)	(3,721)

Net (Decrease) in Cash and Cash Equivalents	(1,986,713)	(1,213,833)

Cash at Beginning of Year	3,061,841	4,878,233

Cash at End of Period	$1,075,128	$3,664,400

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$21,185	$15,338

Cash Paid for Taxes	$800	$1,900

See notes to unaudited financial statements.

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

Liquidity

The Company has negative working capital, losses from operations and negative cash flows from operations. The primary sources of liquidity have historically been issuances of common stock and operations. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, and the sale of oil and natural gas property participation interests . Assuming there are no further changes in expected sales and expense trends subsequent to May 12, 2015, the Company believes that its cash position will be sufficient to continue operations for the foreseeable future.

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

Impairment analyses are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During the three months ended March 31, 2015 and 2014, impairment losses of $12,681 and $0, respectively, were recorded on various capitalized lease and land costs that were no longer viable.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.    The company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed due to the permitting process or drilling rig availability.  At March 31, 2015 and December 31, 2014, Royale Energy had Deferred Drilling Obligations of $7,398,033 and $7,937,786 respectively.

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

Other Receivables

Our other receivables consists of receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.    At March 31, 2015 and December 31, 2014, the Company had an allowance for uncollectable accounts of $1,734,713 and $1,734,713, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions

At March 31, 2015, Royale Energy reported the fair value of $0 in available for sale securities.  The fair value was determined using the number of shares owned as of March 31, 2015, multiplied by the market price of those securities on March 31, 2015

Reclassifications

Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented herein.

Recently Issued Accounting Pronouncements

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the quarter ended March 31, 2015, and have determined that the updates are not applicable to the Company.

NOTE 2– LOSS PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	For the Three Months ended
	March 31, 2015
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic Loss Per Share:
Net loss available to common stock	$(1,131,916)	14,945,789	$(0.08)

Diluted Loss Per Share:
Effect of dilutive securities and stock options	0	0	0

Net loss available to common stock	$(1,131,916)	14,945,789	$(0.08)

	For the Three Months ended
	March 31, 2014
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic Loss Per Share:
Net loss available to common stock	$(767,105)	14,942,728	$(0.05)

Diluted Loss Per Share:
Effect of dilutive securities and stock options	0	0	0

Net loss available to common stock	$(767,105)	14,942,728	$(0.05)

For the three months ended March 31, 2015 and 2014, Royale Energy had dilutive securities of 23,331 and 406,225, respectively.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
Oil and Gas
Producing properties, including drilling costs	$4,949,110	$4,920,521
Undeveloped properties	$2,699,984	$2,773,422
Lease and well equipment	$4,327,612	$4,410,120
	$11,976,706	$12,104,063

Accumulated depletion, depreciation & amortization	$(7,372,875)	$(7,318,510)
	$4,603,831	$4,785,553
Commercial and Other
Real Estate, Bldg Improvements, including furn and fix	$2,770,724	$2,768,394
Vehicles	$116,830	$116,830
Furniture and equipment	$1,115,654	$1,114,086
	$4,003,208	$3,999,310

Accumulated depreciation	$(1,208,677)	$(1,190,197)
	$2,794,531	$2,809,113
	$7,398,362	$7,594,666

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB Accounting Standards Codification requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the periods in 2015 or 2014.

NOTE 4 – STOCK COMPENSATION PLAN

During the October 10, 2014 Board of Directors meeting, directors and executive offices of Royale Energy were granted 20,000 options each, 140,000 total, to purchase common stock at an exercise price of $5.00 per share. These options were granted for a period of 3 years and will expire after December 31, 2017.  These options become exercisable at 5,000 shares per period beginning October 13, 2014, January 1, 2015, April 1, 2015 and July 1 2015. During the quarter ended March 31, 2015, Royale recognized compensation costs of $33,786 relating to this option grant.  There were no stock compensation costs recognized during the same quarter in 2014.

NOTE 5 – INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  At the end of 2014, management reviewed the reliability of the Company’s net deferred tax assets, and due to the Company’s continued cumulative losses in recent years, Royale and it management concluded it is not “more-likely-than-not” its deferred tax assets will be realized.  As a result, the Company will continue to record a full valuation allowance against the deferred tax assets in 2015.

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the statutory income tax rates at March 31, 2015 and 2014, respectively, to pretax income is as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Tax (benefit) computed at statutory rate of 34%	$(384,851)	$(260,816)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other
Other non-deductible expenses	216	375
Change in valuation allowance	384,635	260,441
Provision (benefit)	$-	$-

NOTE 6 – SUBSEQUENT EVENTS

On April 7, 2015, NASDAQ notified Royale Energy, Inc., by letter that Royale is not currently in compliance with the requirement that companies listed on the NASDAQ Capital Market are required by Marketplace Rule 4450(a)(3) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing.  Royale’s Form 10-K for the year ended December 31, 2014, reported stockholders’ equity at December 31, 2014, of ($1,141,227).

Under NASDAQ rules, Royale has 45 calendar days from the date of the notification to submit a plan to regain compliance.  Royale is preparing to submit its plan to regain compliance in accordance with NASDAQ rules. The Company’s management is planning to raise additional equity, and on April 2, 2015, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register additional equity and debt securities for sale in a public offering.

The Company will provide to NASDAQ a specific plan to accomplish such an increase to meet continued NASDAQ listing requirements by May 22, 2015.

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

Results of Operations

For the first quarter of 2015, we had a net loss of $1,131,916 compared to a net loss of $767,105 during the first quarter of 2014, a $364,811 decline.  Total revenues for the first quarter in 2015 were $470,069, a decrease of $508,962 or 52% from the total revenues of $979,031 during the period in 2014.  The higher net loss and lower revenues were the result of decreases in both natural gas prices and production volumes during the quarter in 2015, when compared to 2014.

In the first quarter of 2015, revenues from oil and gas production decreased $531,247 or 64.4% to $294,309 from the 2014 first quarter revenues of $825,556.  This decrease was due to lower natural gas commodity prices and decreased production.  The lower production volumes were due to various wells being offline for workovers and also due to the natural declines in our wells.  The net sales volume of natural gas for the quarter ended March 31, 2015, was approximately 103,032 Mcf with an average price of $2.82 per Mcf, versus 148,323 Mcf with an average price of $5.39 per Mcf for the first quarter of 2014.  This represents a decrease in net sales volume of 45,291 Mcf or 30.5%.  The net sales volume for oil and condensate (natural gas liquids) production was 96 barrels with an average price of $42.93 per barrel for the first three months of 2015, compared to 280 barrels at an average price of $92.80 per barrel for the first three months in 2014.

Oil and natural gas lease operating expenses decreased by $138,744 or 30.6%, to $314,792 for the quarter ended March 31, 2015, from $453,536 for the quarter in 2014.  This difference was mainly due to lower plugging and abandonment expenses and decreased compression charges resulting from lower production volumes during the period in 2015.  Delay rental costs increased by $9,634, to $29,128 for the quarter in 2015 from $19,494 for the same period in 2014.

The aggregate of supervisory fees and other income was $175,760 for quarter ended March 31, 2015, an increase of $22,285 or 14.5% from $153,475 during the period in 2014.  This increase was due to higher overhead due to the increase in the wells operated.

Depreciation, depletion and amortization expense decreased to $74,791from $89,826, a decrease of $15,035 or 16.7% for the quarter ended March 31, 2015, as compared to the same period in 2014. The depletion rate is calculated using production as a percentage of reserves.  This decrease in depreciation expense was mainly due to a lower depletion rate as production volumes were lower during the period.

General and administrative expenses decreased by $6,117 or 0.7% from $835,061 for the quarter ended March 31, 2014, to $828,944 for the period in 2015.  Marketing expense for the quarter ended March 31, 2015, decreased $18,208, or 19.1%, to $76,988, compared to $95,196 for the same period in 2014. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $224,476 for the period, compared to $218,652 for the same period in 2014, a $5,824 or 2.7% increase.  The increase in legal and accounting expense was a result of higher legal fees paid during the period in 2015 when compared to the same period in 2014.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense. During the quarter ended March 31, 2015, we recorded a Lease Impairment of $12,681 on various lease and land costs that were no longer viable.  Also, during the period in 2015, we recorded a write down of $19,000 on certain well equipment to its estimated fair value.

At March 31, 2015, Royale Energy had a Deferred Drilling Obligation of $7,398,033.  During the quarter, we disposed of $1,164,754 of deferred drilling obligations upon completing the drilling of one well, while incurring expenses of $1,175,186, resulting in a capitalization of $10,523 in drilling costs.  At March 31, 2014, Royale Energy had a Deferred Drilling Obligation of $6,406,279.  During the period in 2014, we disposed of $385,153 of these obligations upon completing the drilling of one well, while incurring expenses of $404,186, resulting in a loss of $19,033.  During the second quarter 2015, Royale expects to drill two wells in the period.

Interest expense increased to $21,185 for the quarter ended March 31, 2015, from $15,338 for the same period in 2014, a $5,847, or 38.1% increase. This increase resulted from Royale incurring three months of interest on the secured building note in 2015 compared to two months of expense during the quarter in 2014.

Capital Resources and Liquidity

At March 31, 2015, Royale Energy had current assets totaling $3,886,549 and current liabilities totaling $11,808,624 a $7,922,075 working capital deficit.  We had cash and cash equivalents at March 31, 2015, of $1,075,128 compared to $3,061,841 at December 31, 2014.

In December of 2013, Royale purchased an office building valued at $2,000,000, of which $500,000 was paid in cash on the date of purchase, and $1,500,000 was borrowed from AmericanWest Bank, with a note secured by the property being purchased.  The note carries an interest rate of 5.75% until paid in full. Royale will pay this loan in 119 regular payments of $9,525 each and one balloon payment estimated at $1,150,435. Royale’s first payment was due February 1, 2014, and all subsequent payments are due on the same day of each month after that. Royale’s final payment will be due on January 1, 2024, and will be for all principal and all accrued interest not yet paid. Payments include principal and interest.  At March 31, 2015, the outstanding balance of this note was $1,468,494.

At March 31, 2015, our other receivables totaled $1,919,837, compared to $1,760,181 at December 31, 2014, a $159,656 or 9.1% increase.  This increase was due to receivables due to workovers in the previous and current period in addition to receivables from an industry partner.  At March 31, 2015, our revenue receivables totaled $309,697, compared to $493,295 at December 31, 2014, a $183,598 or 37.2% increase.  This was primarily due to lower oil and gas revenue receivables, reflecting lower commodity prices and decreased production during the period.  At March 31, 2015, our accounts payable and accrued expenses totaled $4,381,371, a decrease of $121,188 or 2.7% from the accounts payable at December 31, 2014, of $4,502,559.

Ordinarily, we fund our operations and cash needs from cash flows generated from operations and issuances of common stock.  We do not foresee any liquidity demands that cannot be met from cash flow or financing activities, including ongoing operations as the Company continues to increase its well inventory or additional sales of equity or debt securities pursuant to a Registration Statement on Form S-3 filed with the SEC.

Operating Activities.  Net cash used by operating activities totaled $2,088,155 and $1,034,492 for the three month periods ended March 31, 2015 and 2014, respectively.  This $1,053,663 difference in cash was mainly due to the decrease in oil and gas sales due to lower production volumes and lower natural gas prices.

Investing Activities.  Net cash provided by investing activities, primarily by turnkey drilling program receipts, amounted to $108,832 for the three month period ended March 31, 2015.  Net cash used by investing activities amounted to $175,620 during the 2014 period.  The difference in cash can be attributed to the higher proceeds from turnkey drilling programs during the quarter in 2015 where our drilling costs were higher when compared to the 2014 quarter.

Financing Activities.  Net cash used by financing activities totaled $7,390 in the first quarter of 2015, which were principal payments on the Company’s long-term debt; while $3,721 was used by financing activities for the three month period ended March 31, 2014.  The increase is attributed to three months of principal payments on the building note payable in 2015 compared to two months in 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $2.92 per Mcf to a high of $3.25 per Mcf for the first three months of 2015.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of March 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2015.

No changes occurred in our internal control over financial reporting during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Douglas Jones v. Royale Energy, Broward County Circuit Court, Florida.  On July 1, 2010, Douglas Jones filed a lawsuit against the Company in the Circuit Court, 17th Judicial District, Broward County, Florida.  Mr. Jones was an independent contractor handling certain aspects of sales for the Company prior to July 2, 2008.  He asserts that he is entitled to an unspecified amount for commissions and expenses.  The Company denies that any money is owed to Mr. Jones.  On August 16, 2010, the Company, through Florida counsel Adam Hodkin, filed a motion to dismiss the lawsuit for lack of jurisdiction in the Florida courts.  The Court ruled that it wanted to have an evidentiary hearing on the motion.  The Court has finally set a date for the evidentiary hearing on whether to grant or deny the motion to dismiss.  That date was May 5, 2014.  On December 23, 2014 the court denied the motion to dismiss for lack of jurisdiction, meaning that the case could go forward in Florida.  In February 2015, although the Company denied any liability to Mr. Jones, it agreed to settle the case for $20,000 to avoid the costs of long distance ligation.

Item 1A.  Risk Factors

Please review the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ROYALE ENERGY, INC.

Date: May 12, 2015	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: May 12, 2015	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President, Co-Chief Executive Officer, and Chief Financial Officer