Form 10-Q
period 2015-06-30
ROYALE ENERGY INC
filed 2015-08-04
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At June 30, 2015, a total of 15,034,401 shares of registrant’s common stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$1,732,820	$3,061,841
Other Receivables	1,986,227	1,760,181
Revenue Receivables	252,839	493,295
Prepaid Expenses	251,988	158,404

Total Current Assets	4,223,874	5,473,721

Other Assets	580,844	510,821

Oil and Gas Properties, at cost, (successful efforts basis), Equipment and Fixtures	7,026,933	7,594,666

Total Assets	$11,831,651	$13,579,208

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$3,433,401	$4,502,559
Current Portion of Long-Term Debt, Net	29,651	29,031
Deferred Turnkey Drilling Obligation	9,146,033	7,937,786

Total Current Liabilities	12,609,085	12,469,376

Noncurrent Liabilities:
Asset Retirement Obligation	835,207	804,206
Note Payable	1,431,811	1,446,853

Total Noncurrent Liabilities	2,267,018	2,251,059

Total Liabilities	14,876,103	14,720,435

Stockholders' (Deficit):
Common Stock, no par value, authorized 20,000,000 shares, 15,034,401 and 14,945,789 shares issued and outstanding.	38,152,484	38,014,730
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 46,662 and 46,662 shares issued and outstanding	136,149	136,149
Accumulated (Deficit)	(41,682,808)	(39,623,243)
Additional Paid in Capital	356,226	337,640
Accumulated Other Comprehensive (Loss)	(6,503)	(6,503)

Total Stockholders' (Deficit)	(3,044,452)	(1,141,227)

Total Liabilities and Stockholders' (Deficit)	$11,831,651	$13,579,208

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 2015 AND 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Sale of Oil and Gas	$281,984	$744,410	$576,293	$1,569,966
Supervisory Fees and Other	166,706	174,429	342,466	327,904

Total Revenues	448,690	918,839	918,759	1,897,870

Costs and Expenses:
General and Administrative	858,251	587,070	1,687,195	1,422,131
Lease Operating	269,804	267,826	584,596	721,362
Delay Rentals	20,437	12,298	49,565	31,792
Lease Impairment	-	-	12,681	-
Well Equipment Write Down	-	-	19,000	-
Legal and Accounting	99,422	49,751	323,898	268,403
Marketing	68,759	35,122	145,747	130,318
Depreciation, Depletion and Amortization	64,429	88,309	139,220	178,135

Total Costs and Expenses	1,381,102	1,040,376	2,961,902	2,752,141

Gain on Turnkey Drilling Programs	16,237	415,487	16,237	396,454
Gain (Loss) on Sale of assets	10,070	(34,601)	10,070	(34,601)

Income (Loss) From Operations	(906,105)	259,349	(2,016,836)	(492,418)
Other Income (Expense):
Interest Expense	(21,544)	(21,955)	(42,729)	(37,293)

Income (Loss) Before Income Tax Expense	(927,649)	237,394	(2,059,565)	(529,711)

Net Income (Loss)	$(927,649)	$237,394	$(2,059,565)	$(529,711)

Basic Earnings (Loss) Per Share	$(0.06)	$0.02	$(0.14)	$(0.04)

Diluted Earnings (Loss) Per Share	$(0.06)	$0.02	$(0.14)	$(0.04)

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(2,059,565)	$(529,711)
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used) by Operating Activities:
Depreciation, Depletion and Amortization	139,220	178,135
Lease Impairment	12,681	-
(Gain) Loss on Sale of Assets	(10,070)	34,601
(Gain) on Turnkey Drilling Programs	(16,237)	(396,454)
Well Equipment Write Down	19,000	-
Stock-Based Compensation, net of adjustments	62,745	-
(Increase) Decrease in:
Other & Revenue Receivables	14,410	(840,416)
Prepaid Expenses and Other Assets	(182,607)	101,399
Increase (Decrease) in:
Accounts Payable and Accrued expenses	(1,038,157)	265,992
Deferred Drilling Obligations	1,208,247	(518,982)

Net Cash (Used) in Operating Activities	(1,850,333)	(1,705,436)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(1,229,152)	(2,495,777)
Proceeds from Turnkey Drilling Programs	1,164,754	2,300,831
Proceeds from Sale of Assets	506,537	-

Net Cash Provided (Used) by Investing Activities	442,139	(194,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(14,422)	(10,342)
Proceeds from Sale of Common Stock, net of adjustments	93,595	-

Net Cash Provided (Used) by Financing Activities	79,173	(10,342)

Net (Decrease) in Cash and Cash Equivalents	(1,329,021)	(1,910,724)

Cash at Beginning of Year	3,061,841	4,878,233

Cash at End of Period	1,732,820	2,967,509

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	42,729	37,293

Cash Paid for Taxes	2,900	1,900

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

Liquidity

The Company has negative working capital, losses from operations and negative cash flows from operations. The primary sources of liquidity have historically been issuances of common stock and operations. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, and the sale of oil and natural gas property participation interests.  Assuming there are no changes in expected sales and expense trends subsequent to August 4, 2015, the Company believes that its cash position and traditional methods will be sufficient to continue operations for the foreseeable future.

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

Impairment analyses are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During the six months ended June 30, 2015 and 2014, impairment losses of $12,681 and $0, respectively, were recorded on various capitalized lease and land costs that were no longer viable.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.    The company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed due to the permitting process or drilling rig availability.  At June 30, 2015 and December 31, 2014, Royale Energy had Deferred Drilling Obligations of $9,146,033 and $7,937,786 respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit, and highly liquid debt instruments with original maturities of three months or less.
Other Receivables

Our other receivables consist of receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.    At June 30, 2015 and December 31, 2014, the Company had an allowance for uncollectable accounts of $1,734,713 and $1,734,713, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

Revenue Receivables

Our revenue receivables consist of receivables related to the sale of our natural gas and oil.  Once a production month is completed we receive payment approximately 15 to 30 days later.

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

Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions

At June 30, 2015, Royale Energy reported the fair value of $0 in available for sale securities.  The fair value was determined using the number of shares owned as of June 30, 2015, multiplied by the market price of those securities on June 30, 2015

Reclassifications

Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented herein.

Recently Issued Accounting Pronouncements

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the six months ended June 30, 2015, and have determined that the updates are not applicable to the Company.

NOTE 2 – EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended June 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$(927,649)	$(927,649)	$237,394	$237,394

Weighted average common shares outstanding	14,953,645	14,953,645	14,942,728	14,942,728
Effect of dilutive securities	--	23,331	--	167,477
Weighted average common shares, including Dilutive effect	14,953,645	14,976,976	14,942,728	15,110,205
Per share:
Net income (Loss)	$(0.06)	$(0.06)	$0.02	$0.02

	Six Months Ended June 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$(2,059,565)	$(2,059,565)	$(529,711)	$(529,711)

Weighted average common shares outstanding	14,953,645	14,953,645	14,942,728	14,942,728
Effect of dilutive securities	--	23,331	--	157,472
Weighted average common shares, including Dilutive effect	14,953,645	14,976,976	14,942,728	15,100,200
Per share:
Net Income (Loss)	$(0.14)	$(0.14)	$(0.04)	$(0.04)

For the six months ended June 30, 2015 and 2014, Royale Energy had dilutive securities of 23,331 and 157,472, respectively.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Oil and Gas
Producing properties, including drilling costs	$5,020,841	$4,920,521
Undeveloped properties	2,823,037	2,773,422
Lease and well equipment	4,321,132	4,410,120
	12,165,010	12,104,063

Accumulated depletion, depreciation & amortization	(7,418,147)	(7,318,510)
	4,746,863	4,785,553
Commercial and Other
Real estate, including furniture and fixtures	$2,266,050	$2,768,394
Vehicles	118,061	116,830
Furniture and equipment	1,117,984	1,114,086
	3,502,095	3,999,310
Accumulated depreciation	(1,222,025)	(1,190,197)
	2,280,070	2,809,113

	$7,026,933	$7,594,666

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

NOTE 4 – STOCK COMPENSATION PLAN

During the October 10, 2014 Board of Directors meeting, directors and executive offices of Royale Energy were granted 20,000 options each, 140,000 total, to purchase common stock at an exercise price of $5.00 per share. These options were granted for a period of 3 years and will expire after December 31, 2017.  These options become exercisable at 5,000 shares per period beginning October 13, 2014, January 1, 2015, April 1, 2015 and July 1 2015. During the six months ended June 30, 2015, Royale recognized compensation costs of $62,745 relating to this option grant.  There were no stock compensation costs recognized during the same quarter in 2014.

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

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the statutory income tax rates at June 30, 2015 and 2014, respectively, to pretax income is as follows:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Tax (benefit) computed at statutory rate of 34%	$(700,252)	$(180,102)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other
Other non-deductible expenses	306	631
Change in valuation allowance	699,946	179,471
Provision (benefit)	$-	$-

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

Results of Operations

For the six months ended June 30, 2015, we had a net loss of $2,059,565 compared to net loss of $529,711 during the six months ended June 30, 2014, a $1,529,854 difference.  Total revenues for the six months ended June 30, 2015 were $918,759, a decrease of $979,111 or 51.6% from the total revenues of $1,897,870 during the same period in 2014.  The lower net income and revenues in 2015 were primarily due to decreased production levels and the decrease of natural gas & oil commodity prices, when compared to the first six months of 2014.

During the first six months of 2015, revenues from oil and gas production decreased $993,673 or 63.3% to $576,293 from the 2014 six month revenues of $1,569,966.  This decrease was due to lower natural gas production and commodity prices.  The net sales volume of natural gas for the six months ended June 30, 2015, was approximately 202,477 Mcf with an average price of $2.80 per Mcf, versus 305,978 Mcf with an average price of $5.03 per Mcf for the period in 2014.  This represents a decrease in net sales volume of 103,501 Mcf or 33.8%.  The net sales volume for oil and condensate (natural gas liquids) production was 197 barrels at an average price of $47.36 per barrel for the first six months of 2015, compared to 332 barrels with an average price of $93.40 per barrel for the same period in 2014.  This represents a decrease in net sales volume of 135 barrels or 40.7%.

For the quarter ended June 30, 2015, revenues from oil and gas production decreased $462,426 or 62.1% to $281,984 from the 2014 second quarter revenues of $744,410.  This decrease was also due to lower natural gas commodity prices and decreased production.  The net sales volume of natural gas for the quarter ended June 30, 2015, was approximately 94,444 Mcf with an average price of $2.78 per Mcf, versus 157,655 Mcf with an average price of $4.69 per Mcf for the second quarter of 2014.  This represents a decrease in net sales volume of 63,211 Mcf or 40% for the quarter in 2015.  The net sales volume for oil and condensate (natural gas liquids) production was 100 barrels with an average price of $51.60 per barrel for the second quarter of 2015, compared to 52 barrels at an average price of $96.66 per barrel for the second quarter of 2014.

Oil and natural gas lease operating expenses decreased by $136,766 or 19%, to $584,596 for the six months ended June 30, 2015, from $721,362 for the same period in 2014.  This decrease was mainly due to lower plugging and abandonment expenses during the period in 2015.  For the second quarter in 2015, lease operating expenses increased $1,978 or .7% from the same period in 2014.  Delay rental costs increased by $17,773 or 55.9%, to $49,565 for the six months ended June 30, 2015 from $31,792 for the same period in 2014.

The aggregate of supervisory fees and other income was $342,466 for six months ended June 30, 2015, an increase of $14,562 or 4.4% from $327,904 during the period in 2014.  This increase was the result of higher overhead rates during the period in 2015.  During the second quarter 2015, supervisory fees and other income decreased $7,723, mainly due to lower drilling overhead during the period in 2015.

Depreciation, depletion and amortization expense decreased to $139,220 from $178,135, a decrease of $38,915 or 21.9% for the six months ended June 30, 2015, as compared to the same period in 2014.  During the second quarter 2015, depreciation, depletion and amortization expenses also decreased $23,880 or 27%.   The depletion rate is calculated using production as a percentage of reserves.  This decreases in depreciation expense was mainly due to lower production volumes during the period.

General and administrative expenses increased by $265,064 or 18.6% from $1,422,131 for the six months ended June 30, 2014, to $1,687,195, for the period in 2015. For the second quarter 2015, general and administrative expenses increased $271,181 or 46.2% when compared to the same period in 2014. These increases were primarily due to employee related expenses and stock based compensation costs.  Marketing expense for the six months ended June 30, 2015, increased $15,429, or 11.8%, to $145,747, compared to $130,318 for the same period in 2014.  For the second quarter 2015, marketing expenses increased $33,637 or 95.8% when compared to the second quarter in 2014.   Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $323,898 for the six months ended June 30, 2015, compared to $268,403 for the same period in 2014, a $55,495 or 20.7% increase.  For the second quarter 2015, legal and accounting expenses increased $49,671 or 99.8%, when compared to the same period in 2014.  These increases were mainly a result of higher legal fees paid during the period in 2015.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense. During the period ended June 30, 2015, we recorded a Lease Impairment of $12,681 on various lease and land costs that were no longer viable.  Also, during the period in 2015, we recorded a write down of $19,000 on certain well equipment to its estimated fair value.

At June 30, 2015, Royale Energy had a Deferred Drilling Obligation of $9,146,033.  During the six month period in 2015, we disposed of $1,164,754 of deferred drilling obligations upon completing the drilling of one well, while incurring expenses of $1,247,009, resulting in a capitalization of $82,255 in drilling costs.  During the period in 2015, we had a gain of $16,237, due to an over accrual of drilling costs.  In the same period in 2014, we disposed of $2,300,831 of deferred drilling obligations upon completing three wells, while incurring expenses of $1,904,377, resulting in a gain of $396,454.  During the third quarter 2015, Royale expects to drill three wells in the period.

During the period in 2015, we recorded a gain of $10,070 on the sale of a company owned condominium located in San Diego, California.  In the second quarter of 2014 we recorded a loss of $34,601 on previously capitalized office leasehold improvements due to our office relocation.

Interest expense increased to $42,729 for the six months ended June 30, 2014, from $37,293 for the same period in 2014, a $5,436, or 14.6% increase. This increase resulted from interest paid on the outstanding loan for the corporate headquarters.

Capital Resources and Liquidity

At June 30, 2015, Royale Energy had current assets totaling $4,223,874 and current liabilities totaling $12,609,085, an $8,385,211 working capital deficit.  We had cash and cash equivalents at June 30, 2015, of $1,732,820 compared to $3,061,841 at December 31, 2014.

In December of 2013, Royale purchased an office building valued at $2,000,000, of which $500,000 was paid in cash on the date of purchase, and $1,500,000 was borrowed from AmericanWest Bank, with a note secured by the property being purchased.  The note carries an interest rate of 5.75% until paid in full. Royale will pay this loan in 119 regular payments of $9,525 each and one balloon payment estimated at $1,150,435. Royale’s first payment was due February 1, 2014, and all subsequent payments are due on the same day of each month after that. Royale’s final payment will be due on January 1, 2024, and will be for all principal and all accrued interest not yet paid. Payments include principal and interest.  At June 30, 2015, the outstanding balance of this note was $1,461,462.

At June 30, 2015, our other receivables totaled $1,986,227, compared to $1,760,181 at December 31, 2014, a $226,046 or 12.8% increase.  This increase was due to receivables due to workovers in the current period in addition to receivables from an industry partner.  At June 30, 2015, our revenue receivables totaled $252,839, compared to $493,295 at December 31, 2014, a $240,456 or 48.7% decrease.  This was primarily due to lower oil and gas revenue receivables, reflecting lower commodity prices and decreased production during the period.  At June 30, 2015, our accounts payable and accrued expenses totaled $3,433,401, a decrease of $1,069,158 or 23.8% from the accounts payable at December 31, 2014, of $4,502,559 mainly due to lower accrued drilling costs at the end of the period. Assuming there are no changes in expected sales and expense trends subsequent to August 4, 2015, the Company believes that its cash position and traditional methods will be sufficient to continue operations for the foreseeable future.

Ordinarily, we fund our operations and cash needs from cash flows generated from operations and issuances of common stock.  We do not foresee any liquidity demands that cannot be met from cash flow or financing activities, including ongoing operations as the Company continues to increase its well inventory or additional sales of equity or debt securities pursuant to a Registration Statement on Form S-3 filed with the SEC.  Assuming there are no changes in expected sales and expense trends subsequent to August 4, 2015, the Company believes that its cash position and traditional methods will be sufficient to continue operations for the foreseeable future.

Operating Activities.  Net cash used by operating activities totaled $1,850,333 and $1,705,436 for the six month periods ended June 30, 2015 and 2014, respectively.  This $144,897 or 8.5% increase in cash used was mainly due to increased payments on accounts payable and lower accrued drilling costs for the period in 2015.

Investing Activities.  Net cash provided by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $442,139 provided by investing activities and $194,946 net cash used by investing activities for the six month periods ended June 30, 2015 and 2014, respectively.  This difference was primarily due to the proceeds of approximately $500,000 received from the sale of a condominium located in San Diego, California.  During the six month periods in 2015 and 2014, the Company drilled one well and three wells, respectively.

Financing Activities.  Net cash provided by financing activities totaled $79,173 in the second quarter of 2015, which was due to the sale of common stock and principal payments on the Company’s long-term debt; while $10,342 was used by financing activities for the six month period ended June 30, 2014.  During the six months ended June 30, 2015, Royale issued 88,612 shares of its common stock and received net proceeds of $137,754, which were offset by costs of approximately $44,159 relating to its market equity offering program.  These proceeds were added to working capital and used for ordinary operating expenses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $2.86 per Mcf to a high of $3.25 per Mcf for the first six months of 2015.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2015.

No changes occurred in our internal control over financial reporting during the six months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Potential NASDAQ Delisting.  On April 7, 2015, NASDAQ notified us that the company is not in compliance with the minimum stockholders’ equity requirement of the NASDAQ Capital Market listing standards, which require that issuers maintain a minimum stockholders’ equity of at least $2.5 million.  We have filed a registration statement with the SEC to sell common stock sufficient to raise net stockholder’s equity to a level above $2.5 million.  On May 20, 2015, the registration statement became effective with the SEC.  On June 4, 2015, NASDAQ granted an extension through October 5, 2015, to file financial statements demonstrating compliance with the minimum stockholders’ equity requirement. The fulfillment of this plan will allow Royale Energy’s stock to continue trading on the NASDAQ Capital Market.  If the Company becomes delisted from the NASDAQ Capital Market, it will become ineligible to register and sell its securities on SEC Form S-3, and thus the failure to maintain a listing on the NASDAQ Capital Market may make it more difficult for the company to meet its capital needs through the sale of its securities in a public offering.

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

ROYALE ENERGY, INC.

Date: August 4, 2015	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President and Co-Chief Executive Officer

Date: August 4, 2015	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President, Co-Chief Executive Officer, and Chief Financial Officer