Form 10-Q
period 2015-09-30
ROYALE ENERGY INC
filed 2015-10-28
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At September 30, 2015, a total of 15,525,483 shares of registrant’s common stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and Cash Equivalents	$1,706,321	$3,061,841
Other Receivables	2,025,010	1,760,181
Revenue Receivables	199,172	493,295
Prepaid Expenses	90,081	158,404

Total Current Assets	4,020,584	5,473,721

Other Assets	580,844	510,821

Oil and Gas Properties, at cost, (successful efforts basis), and Equipment and Fixtures	6,716,227	7,594,666

Total Assets	$11,317,655	$13,579,208

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30,	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS' (DEFICIT)	(Unaudited)	(Audited)

Current Liabilities:
Accounts Payable and Accrued Expenses	$3,586,291	$4,502,559
Current Portion of Long-Term Debt, Net	30,089	29,031
Deferred Turnkey Drilling Obligation	8,137,553	7,937,786

Total Current Liabilities	11,753,933	12,469,376

Noncurrent Liabilities:
Asset Retirement Obligation	834,679	804,206
Note Payable	1,424,237	1,446,853

Total Noncurrent Liabilities	2,258,916	2,251,059

Total Liabilities	14,012,849	14,720,435

Stockholders' (Deficit):
Common Stock, no par value, authorized 20,000,000 shares, 15,525,483 and 14,945,789 shares issued and outstanding.	38,478,003	38,014,730
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 46,662 and 46,662 shares issued and outstanding	136,149	136,149
Accumulated Deficit	(41,683,202)	(39,623,243)
Additional Paid in Capital	380,359	337,640
Accumulated Other Comprehensive (Loss)	(6,503)	(6,503)

Total Stockholders' (Deficit)	(2,695,194)	(1,141,227)

Total Liabilities and Stockholders' (Deficit)	$11,317,655	$13,579,208

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$255,179	$507,784	$831,472	$2,077,750
Supervisory Fees and Other	186,616	169,475	529,082	497,379

Total Revenues	441,795	677,259	1,360,554	2,575,129

Costs and Expenses:
General and Administrative	710,239	858,137	2,397,434	2,280,268
Lease Operating	218,953	248,028	803,549	969,390
Delay Rentals	0	2,400	49,565	34,192
Lease Impairment	83,755	37,494	96,436	37,494
Well Equipment Write Down	0	0	19,000	0
Legal and Accounting	130,037	39,030	453,935	307,433
Marketing	94,861	133,047	240,608	263,365
Depreciation, Depletion and Amortization	70,018	62,880	209,238	241,015

Total Costs and Expenses	1,307,863	1,381,016	4,269,765	4,133,157

Gain (Loss) on Turnkey Drilling Programs	887,440	562,885	903,677	959,339
Gain (Loss) on Sale of assets	0	369,977	10,070	335,376

Income (Loss) From Operations	21,372	229,105	(1,995,464)	(263,313)
Other Income (Expense):
Interest Expense	(21,766)	(22,792)	(64,495)	(60,085)

Income (Loss) Before Income Tax Expense	(394)	206,313	(2,059,959)	(323,398)

Net Income (Loss)	$(394)	$206,313	$(2,059,959)	$(323,398)

Basic Earnings Per Share	$0.00	$0.01	$(0.14)	$(0.02)

Diluted Earnings Per Share	$0.00	$0.01	$(0.14)	$(0.02)

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(2,059,959)	$(323,398)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Depreciation, Depletion and Amortization	209,238	241,015
Lease Impairment	96,436	37,494
(Gain) Loss on Sale of Assets	(10,070)	(335,376)
(Gain) Loss on Turnkey Drilling Programs	(903,677)	(959,339)
Well Equipment Write Down	19,000	0
Stock-Based Compensation, net of adjustments	86,878	0
(Increase) Decrease in:
Other & Revenue Receivables	29,294	(1,000,194)
Prepaid Expenses and Other Assets	(20,700)	31,198
Increase (Decrease) in:
Accounts Payable and Accrued expenses	(885,795)	(492,176)
Deferred Drilling Obligations	199,767	(594,709)

Net Cash (Used) by Operating Activities	(3,239,588)	(3,395,485)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(2,193,233)	(2,696,088)
Proceeds from Turnkey Drilling Programs	3,173,208	3,889,058
Proceeds from Sale of Assets	506,537	0

Net Cash Provided by Investing Activities	1,486,512	1,192,970

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(21,558)	(17,061)
Proceeds from Sale of Common Stock	419,114	0

Net Cash Provided (Used) by Financing Activities	397,556	(17,061)

Net (Decrease) in Cash and Cash Equivalents	(1,355,520)	(2,219,576)

Cash at Beginning of Year	3,061,841	4,878,233

Cash at End of Period	$1,706,321	$2,658,657

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$64,495	$60,085

Cash Paid for Taxes	$3,000	$2,000

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

Liquidity

The Company has negative working capital, losses from operations and negative cash flows from operations. Historically, the primary source of liquidity has been cash flow from operations. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, and the sale of non-core assets.  Assuming there are no changes in expected sales and expense trends subsequent to October 31, 2015, the Company believes that these sources will be sufficient to continue operations for the foreseeable future.

On April 7, 2015, NASDAQ notified us that the company is not in compliance with the minimum stockholders’ equity requirement of the NASDAQ Capital Market listing standards, which require that issuers maintain a minimum stockholders’ equity of at least $2.5 million.  We have filed a registration statement with the SEC to sell common stock sufficient to raise net stockholder’s equity to a level above $2.5 million.  On May 20, 2015, the registration statement became effective with the SEC.  On June 4, 2015, NASDAQ granted an extension through October 5, 2015, to file financial statements demonstrating compliance with the minimum stockholders’ equity requirement.  On October 6, 2015, Royale Energy, Inc., received a letter from the NASDAQ notifying the Company it has not regained compliance with the minimum $2.5 million stockholders’ equity for continued listing. The Company’s securities would be subject to delisting unless the Company requests a hearing on the delisting notice before the NASDAQ Listing Qualifications Panel (the “Panel”) by October 13, 2015.  The Company requested a hearing on October 13, 2015, and has been assigned a hearing date on December 3, 2015, at which the Company will present its plan to regain and thereafter sustain compliance with all applicable listing requirements.  The Company’s securities will continue to be listed on The NASDAQ Capital Market pending the completion of the hearing process and the expiration of any extension granted by the Panel.  However, there can be no assurance that the Panel will grant the Company’s request for continued listing.  If the Company becomes delisted from the NASDAQ Capital Market, it will become ineligible to register and sell its securities on SEC Form S-3, and thus the failure to maintain a listing on the NASDAQ Capital Market may make it more difficult for the company to meet its capital needs through the sale of its securities in a public offering.

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

Impairment analyses are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During the nine months ended September 30, 2015 and 2014, impairment losses of $96,436 and $37,494, respectively, were recorded on various capitalized lease and land costs that were no longer viable.

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

Royale Energy sponsors turnkey drilling agreement arrangements in undeveloped properties as a pooling of assets in a joint undertaking, whereby proceeds from participants are reported as Deferred Drilling Obligations, and then reduced as costs to complete its obligations are incurred with any excess booked against its property account to reduce any basis in its own interest.  Gains on Turnkey Drilling Programs represent funds received from turnkey drilling participants in excess of all costs Royale incurs during the drilling programs (e.g., lease acquisition, exploration and development costs), including costs incurred on behalf of participants and costs incurred for its own account; and are recognized only upon making this determination after Royale’s obligations have been fulfilled.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.    The Company records a liability for all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed due to the permitting process or drilling rig availability.  At September 30, 2015 and December 31, 2014, Royale Energy had Deferred Drilling Obligations of $8,137,553 and $7,937,786 respectively.

Losses on properties sold are recognized when incurred or when the properties are held for sale and the fair value of the properties is less than the carrying value.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit, and highly liquid debt instruments with original maturities of three months or less.

Other Receivables

Other receivables consist of receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.    At September 30, 2015 and December 31, 2014, the Company had an allowance for uncollectable accounts of $1,734,713 and $1,734,713, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

Revenue Receivables

Revenue receivables consist of receivables related to the sale of our natural gas and oil.  Once a production month is completed Royale Energy receives payment approximately 15 to 30 days later.

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

Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions

At September 30, 2015 and December 31, 2014, Royale Energy reported the fair value of $0 in available for sale securities.  The fair value was determined using the number of shares owned as of September 30, 2015, multiplied by the market price of those securities on September 30, 2015.

Reclassifications

Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented herein.

Recently Issued Accounting Pronouncements

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the nine months ended September 30, 2015, and have determined that the updates are not applicable to the Company.

 NOTE 2 – EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended September 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$(394)	$(394)	$206,313	$206,313

Weighted average common shares outstanding	14,998,103	14,998,103	14,942,728	14,942,728
Effect of dilutive securities	--	--	--	262,573
Weighted average common shares, including Dilutive effect	14,998,103	14,998,103	14,942,728	15,205,301
Per share:
Net income (Loss)	$0.00	$0.00	$0.01	$0.01

	Nine Months Ended September 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
Net (Loss)	$(2,059,959)	$(2,059,959)	$(323,398)	$(323,398)

Weighted average common shares outstanding	14,998,103	14,998,103	14,942,728	14,942,728
Effect of dilutive securities	--	--	--	--
Weighted average common shares, including Dilutive effect	14,998,103	14,998,103	14,942,728	14,942,728
Per share:
Net (Loss)	$(0.14)	$(0.14)	$(0.02)	$(0.02)

For the nine months ended September 30, 2015 and 2014, Royale Energy had dilutive securities of 23,331 and 184,844, respectively.  For the three month period ended September 30, 2015, Royale Energy had dilutive securities of 23,331. These securities were not included in the dilutive loss per share due to their antidilutive nature.

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)

Oil and Gas
Producing properties, including drilling costs	$5,028,699	$4,920,521
Undeveloped properties	2,541,751	2,773,422
Lease and well equipment	4,348,948	4,410,120
Gross Oil and Gas Properties	$11,919,398	$12,104,063

Accumulated depletion, depreciation & amortization	(7,470,091)	(7,318,510)

Net Oil and Gas Properties	$4,449,307	$4,785,553

Commercial and Other
Real Estate, Bldg Improvements, including furn and fix	$2,266,050	$2,768,394
Vehicles	118,061	116,830
Furniture and equipment	1,120,760	1,114,086

Gross Equipment and Fixtures	$3,504,871	$3,999,310

Accumulated depreciation	(1,237,951)	(1,190,197)

Net Equipment and Fixtures	$2,266,920	$2,809,113

Net Oil, Gas, Equipment and Fixtures	$6,716,227	$7,594,666

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

NOTE 4 – STOCK COMPENSATION PLAN

During the October 10, 2014 Board of Directors meeting, directors and executive offices of Royale Energy were granted 20,000 options each, 140,000 total, to purchase common stock at an exercise price of $5.00 per share. These options were granted for a period of 3 years and will expire after December 31, 2017.  These options become exercisable at 5,000 shares per period beginning October 13, 2014, January 1, 2015, April 1, 2015 and July 1 2015. During the nine months ended September 30, 2015, Royale recognized compensation costs of $86,878 relating to this option grant.  There were no stock compensation costs recognized during the same quarter in 2014.

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

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the statutory income tax rates at September 30, 2015 and 2014, respectively, to pretax income is as follows:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Tax (benefit) computed at statutory rate of 34%	$(700,386)	$(109,955)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other
Other non-deductible expenses	530	787
Change in valuation allowance	699,856	109,168
Provision (benefit)	$-	$-

NOTE 6 – SUBSEQUENT EVENTS

On September 25, 2015, the Company reached an agreement with Rampart Alaska, LLC, whereby all disputes between the two companies have been resolved, and Royale shall repurchase Rampart’s 30% interest in its Alaska North Slope Western Block. Royale anticipates concluding the terms of the agreement during the fourth quarter of this year.

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

Results of Operations

For the nine months ended September 30, 2015, we had a net loss of $2,059,959 compared to net loss of $323,398 during the nine months ended September 30, 2014, a $1,736,561 difference.  Total revenues for the nine months ended September 30, 2015 were $1,360,554, a decrease of $1,214,575 or 47.2% from the total revenues of $2,575,129 during the same period in 2014.  While for the quarter ended September 30, 2015, we had a net loss of $394 compared to a net profit of $206,313 for the same period in 2014.  Royale has been able to significantly lower its quarterly loss during the third quarter when compared to the losses recorded in the first two quarters of 2015.  The lower net income and revenues during the periods in 2015 were primarily due to decreased production levels and lower natural gas & oil commodity prices, when compared to the periods in 2014.

During the first nine months of 2015, revenues from oil and gas production decreased $1,246,278 or 60% to $831,472 from the 2014 nine month revenues of $2,077,750.  This decrease was due to lower commodity prices and natural gas production, mainly due to the natural declines of our wells.  The net sales volume of natural gas for the nine months ended September 30, 2015, was approximately 288,531 Mcf with an average price of $2.82 per Mcf, versus 421,445 Mcf with an average price of $4.83 per Mcf for the period in 2014.  This represents a decrease in net sales volume of 132,914 Mcf or 31.5%.  The net sales volume for oil and condensate (natural gas liquids) production was 364 barrels at an average price of $46.57 per barrel for the first nine months of 2015, compared to 438 barrels with an average price of $93.80 per barrel for the same period in 2014.  This represents a decrease in net sales volume of 74 barrels or 16.8%.

For the quarter ended September 30, 2015, revenues from oil and gas production decreased $252,605 or 49.8% to $255,179 from the 2014 third quarter revenues of $507,784.  This decrease was also due to lower natural gas commodity prices and decreased production.  The net sales volume of natural gas for the quarter ended September 30, 2015, was approximately 86,054 Mcf with an average price of $2.88 per Mcf, versus 115,468 Mcf with an average price of $4.31 per Mcf for the third quarter of 2014.  This represents a decrease in net sales volume of 29,414 Mcf or 25.5% for the quarter in 2015.  The net sales volume for oil and condensate (natural gas liquids) production was 168 barrels with an average price of $45.64 per barrel for the third quarter of 2015, compared to 106 barrels at an average price of $95.05 per barrel for the third quarter of 2014.

Oil and natural gas lease operating expenses decreased by $165,841 or 17.1%, to $803,549 for the nine months ended September 30, 2015, from $969,390 for the same period in 2014.  This decrease was mainly due to lower plugging and abandonment expenses during the period in 2015.  For the third quarter in 2015, lease operating expenses decreased $29,075 or 11.7% from the same period in 2014.  Delay rental costs increased by $15,373 or 45%, to $49,565 for the nine months ended September 30, 2015 from $34,192 for the same period in 2014.

The aggregate of supervisory fees and other income was $529,082 for nine months ended September 30, 2015, an increase of $31,703 or 6.4% from $497,379 during the period in 2014.  This increase was the result of higher overhead rates during the period in 2015.  During the third quarter 2015, supervisory fees and other income increased $17,141 or 10.1%, mainly due to higher drilling overhead during the period in 2015.

Depreciation, depletion and amortization expense decreased to $209,238 from $241,015, a decrease of $31,777 or 13.2% for the nine months ended September 30, 2015, as compared to the same period in 2014.   The depletion rate is calculated using production as a percentage of reserves.  This decrease in depreciation expense was mainly due to lower production volumes during the period.  During the third quarter 2015, depreciation, depletion and amortization expenses increased $7,138 or 11.4% due to a non-oil and gas asset depreciation adjustment during the period in 2014.

General and administrative expenses increased by $117,166 or 5.1% from $2,280,268 during the nine months ended September 30, 2014, to $2,397,434, for the period in 2015.  This increase was primarily due to stock based compensation costs and employee related expenses.   For the third quarter 2015, general and administrative expenses decreased $147,898 or 17.2% when compared to the same period in 2014, due mainly to cost control measures during the period in 2015.  Marketing expense for the nine months ended September 30, 2015, decreased $22,757, or 8.6%, to $240,608, compared to $263,365 for the same period in 2014.  For the third quarter 2015, marketing expenses decreased $38,186 or 28.7% when compared to the third quarter in 2014.  Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $453,935 for the nine months ended September 30, 2015, compared to $307,433 for the same period in 2014, a $146,502 or 47.7% increase.  For the third quarter 2015, legal and accounting expenses increased $91,007 or 233.2%, when compared to the same period in 2014.  These increases were mainly a result of higher legal fees paid during the period in 2015.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense. During the periods ended September 30, 2015 and 2014, we recorded lease impairments of $96,436 and $37,494, respectively, on various lease and land costs that were no longer considered viable.  Also, during the period in 2015, we recorded a write down of $19,000 on certain well equipment to its estimated fair value.

At September 30, 2015, Royale Energy had a Deferred Drilling Obligation of $8,137,553.  During the nine month period in 2015, we disposed of $3,173,208 of deferred drilling obligations upon completing the drilling of four wells, while incurring expenses of $2,833,877, resulting in a gain of $339,331.  During the period in 2015, we also recorded a gain of $564,346 on accounts payable invoices as the vendor went into bankruptcy, which excluded these payables and under the opinion of legal counsel, were deemed no longer payable.  In the same period in 2014, we disposed of $3,889,058 of deferred drilling obligations upon completing four wells, while incurring expenses of $2,929,719, resulting in a gain of $959,339.  During the fourth quarter 2015, Royale expects to drill two additional wells, alleviating approximately $2,300,000 in deferred drilling obligations.

During the period in 2015, we recorded a gain of $10,070 on the sale of a company owned condominium located in San Diego, California.  In the third quarter of 2014 we recorded a gain of $369,977 on the sale of property located in Utah.  During the period in 2014, we also recorded a loss of $34,601 on previously capitalized office leasehold improvements due to our office relocation.

Interest expense increased to $64,495 for the nine months ended September 30, 2015, from $60,085 for the same period in 2014, a $4,410, or 7.3% increase. This increase resulted from interest paid on the outstanding loan for the corporate headquarters.

Capital Resources and Liquidity

At September 30, 2015, Royale Energy had current assets totaling $4,020,584 and current liabilities totaling $11,753,933, a $7,733,349 working capital deficit.  We had cash and cash equivalents at September 30, 2015, of $1,706,321 compared to $3,061,841 at December 31, 2014.

In December of 2013, Royale purchased an office building valued at $2,000,000, of which $500,000 was paid in cash on the date of purchase, and $1,500,000 was borrowed from AmericanWest Bank, with a note secured by the property being purchased.  The note carries an interest rate of 5.75% until paid in full. Royale will pay this loan in 119 regular payments of $9,525 each and one balloon payment estimated at $1,150,435. Royale’s first payment was due February 1, 2014, and all subsequent payments are due on the same day of each month after that. Royale’s final payment will be due on January 1, 2024, and will be for all principal and all accrued interest not yet paid. Payments include principal and interest.  At September 30, 2015, the outstanding balance of this note was $1,454,326.

At September 30, 2015, our other receivables totaled $2,025,010, compared to $1,760,181 at December 31, 2014, a $264,829 or 15.1% increase.  This increase was due mainly to outstanding receivables from an industry partner.  At September 30, 2015, our revenue receivables totaled $199,172, compared to $493,295 at December 31, 2014, a $294,123 or 59.6% decrease.  This was primarily due to lower oil and gas revenue receivables, reflecting lower commodity prices and decreased production during the period.  At September 30, 2015, our accounts payable and accrued expenses totaled $3,586,291, a decrease of $916,268 or 20.4% from the accounts payable at December 31, 2014, of $4,502,559 mainly due to the write-off of a liability, considered uncollectable, during the period in 2015.

Ordinarily, we fund our operations and cash needs from cash flows from operations. The Company has negative working capital, losses from operations and negative cash flows from operations. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, and the sale of non-core assets.  We do not foresee any liquidity demands that cannot be met from cash flow or financing activities, including ongoing operations as the Company continues to increase its well inventory or additional sales of equity or debt securities pursuant to a Registration Statement on Form S-3 filed with the SEC.  Assuming there are no changes in expected sales and expense trends subsequent to October 29, 2015, the Company believes that its cash position and available methods will be sufficient to continue operations for the foreseeable future.

Operating Activities.  Net cash used by operating activities totaled $3,239,588 and $3,395,485 for the nine month periods ended September 30, 2015 and 2014, respectively.  This $155,897 or 4.6% decrease in cash used was mainly due to a decrease in Other and Accounts Receivable amounts during 2015.

Investing Activities.  Net cash provided by investing activities, primarily in capital acquisitions of oil and gas properties, amounted to $1,486,512 and $1,192,970 provided by investing activities for the nine month periods ended September 30, 2015 and 2014, respectively.  This difference was primarily due to the proceeds of approximately $500,000 received from the sale of the company owned condominium located in San Diego, California.  During the nine month periods in 2015 and 2014, the Company drilled four wells in each period.

Financing Activities.  Net cash provided by financing activities totaled $397,556 in the third quarter of 2015, which was due to the sale of common stock and principal payments on the Company’s long-term debt; while $17,061 was used by financing activities for the nine month period ended September 30, 2014.  During the nine months ended September 30, 2015, Royale issued 579,694 shares of its common stock and received net proceeds of $463,273, which were offset by costs of approximately $44,159 relating to its market equity offering program.  These proceeds were added to working capital and used for ordinary operating expenses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $2.86 per Mcf to a high of $3.25 per Mcf for the first nine months of 2015.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2015.

No changes occurred in our internal control over financial reporting during the nine months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Royale Energy, Inc. v. Rampart Alaska, LLC. Superior Court for the State of Alaska, Second Judicial District at Nome, Case No. 2NO-14-333 CI.  On November 14, 2014, the Company filed an action to foreclose a lien on mineral rights against Rampart Alaska, LLC. The Company and Rampart Alaska, LLC were parties to a series of agreements to develop mineral rights in Alaska. In response, Rampart Alaska, LLC, filed a counterclaim against the Company on December 15, 2014.  The counterclaim asserted six causes of action: (1) breach of contract, (2) breach of the implied covenant of good faith and fair dealing, (3) quiet title, (4) declaratory judgment re the right to foreclose, (5) unjust enrichment, and (6) defamation.  In addition, Rampart Alaska, LLC asserted a third party complaint against Stephen Hosmer for defamation.  Mr. Hosmer is the president, CFO for the Company.  In January 2015, Rampart Alaska LLC filed an amended counterclaim and amended third party complaint, repeating the allegations in the original counterclaim and third party complaint, and adding a claim that the agreements between the Company and Rampart Alaska, LLC were unregistered securities in violation of the Alaska Securities Act.  The Company denies that these agreements constituted the sale of unregistered securities or that they in any way violated the securities laws.  The Company denies the allegations in the counterclaim and third party complaint and intends to vigorously defend the action.  The Company is represented by James Gorski of Hughes Gorski Seedorf Odsen & Tervooren, LLC, of Anchorage, Alaska.  The counterclaim and third party complaint have been tendered to the Company’s insurer who has agreed to provide a defense to both the Company and Mr. Hosmer.

Update:  A written settlement term sheet has been signed between the Company, Mr. Hosmer and Rampart Alaska LLC.  We anticipate that the final documentation and dismissal of the action will be accomplished by the end of 2015.

Pacific Gas and Electric Company vs. Heidrick & Pedrick Properties, L.P., et al. Superior Court of the State of California for the County of Yolo, Case No. EDIS-290.  On March 6, 2015, Pacific Gas and Electric (“PG&E”) filed a complaint in eminent domain, seeking to acquire property rights to construct and operate three new transmission pipelines.  One of these pipelines would cross an easement in which the Company has a pipeline.   The parties are working out an agreement to share the easement.  No monetary claims are being made against the Company and we expect that this matter will be resolved shortly.

Update:  This matter has been resolved by an agreement to share the easement.  No monetary compensation was paid or received.  The matter is concluded.

Hemco Development LLC vs. Royale Energy, Inc., et a., 44TH Judicial District, Dallas County, Texas, Case No. DC-15-10958.  On September 14, 2015, Hemco Development, LLC (“Hemco”) filed a complaint, asserting that the company owed Hemco $451,080.10 for the Company’s share of operating costs.  The Company disputes that this amount is owed or that the claimed costs were properly incurred.  The Company intends to vigorously defend the lawsuit.

Item 1A.  Risk Factors

Please review the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Potential NASDAQ Delisting.  On April 7, 2015, NASDAQ notified us that the Company is not in compliance with the minimum stockholders’ equity requirement of the NASDAQ Capital Market listing standards, which require that issuers maintain a minimum stockholders’ equity of at least $2.5 million.  We have filed a registration statement with the SEC to sell common stock sufficient to raise net stockholder’s equity to a level above $2.5 million.  On May 20, 2015, the registration statement became effective with the SEC.  On June 4, 2015, NASDAQ granted an extension through October 5, 2015, to file financial statements demonstrating compliance with the minimum stockholders’ equity requirement. On October 6, 2015, Royale Energy, Inc., received a letter from the NASDAQ notifying the Company it has not regained compliance with the minimum $2.5 million stockholders’ equity for continued listing set forth in Listing Rule 5550(b)(1). The Company’s securities would be subject to delisting unless the Company requests a hearing on the delisting notice before the NASDAQ Listing Qualifications Panel (the “Panel”) by October 13, 2015.  The Company requested a hearing on October 13, 2015 and has been assigned a hearing date on December 3, 2015, at which the Company will present its plan to regain and thereafter sustain compliance with all applicable listing requirements.  The Company’s securities will continue to be listed on The NASDAQ Capital Market pending the completion of the hearing process and the expiration of any extension granted by the Panel.  However, there can be no assurance that the Panel will grant the Company’s request for continued listing.

On August 31, 2015, the NASDAQ notified the Company that it failed to meet the minimum $1 bid price requirement in Listing

Rule 5550(a)(2).  On September 11, 2015, the Staff notified the Company by letter that it is not currently in compliance with NASDAQ Marketplace Rule 5605(b)(1) and 5605(c)(2).  Rule 5605(b)(1) requires that Royale’s Board of Directors be composed of a majority of independent directors, as defined by NASDAQ rules. Rule 5605(c)(2) requires that Royale’s Audit Committee consist of at least three members, each of whom must be an independent director.  At the December 3, 2015 hearing, the Company must also address the deficiencies based on the minimum bid price and independent director requirements.

To address the $1 minimum bid requirement, the Company has scheduled a shareholders’ meeting for November 19, 2015, to ask the shareholders to vote to approve a reverse stock split of between 1.5-for-1 and 5-for-1 shares of the Company’s common stock to help regain compliance with the minimum bid requirement.  At the meeting, the shareholders will also be asked to approve an increase in the number of authorized shares of common stock from 20 million to 30 million shares to allow for the sale of additional equity to help regain compliance with the minimum stockholders’ equity requirement.  The shareholders’ meeting notice is more fully described in the Company’s Definitive Proxy Statement filed with the SEC on Schedule 14A on October 6, 2015.

To address the requirement that the Audit Committee consist of at least three directors, each of whom must be an independent director, on September 24, 2015, the Company’s Board of Directors appointed Ronald Verdier as a Director of the Company and member of the Audit Committee.  The Company’s Board has determined that Mr. Verdier is an independent director and an audit committee financial expert.  The Company believes that it has regained compliance with the requirement that the Audit Committee consist of at least three members, each of whom must be an independent director.  The Company is working to regain compliance with the requirement that the Board of Directors be composed of a majority of independent directors.

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

Item 6.  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

31.3	Rule 13a-14(a)/15d-14(a) Certification

32.1	18 U.S.C. § 1350 Certification

32.2	18 U.S.C. § 1350 Certification

32.3	18 U.S.C. § 1350 Certification

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALE ENERGY, INC.

Date: October 28, 2015	/s/ Jonathan Gregory
Jonathan Gregory, Chief Executive Officer

Date: October 28, 2015	/s/ Donald H. Hosmer
Donald H. Hosmer, Co-President

Date: October 28, 2015	/s/ Stephen M. Hosmer
Stephen M. Hosmer, Co-President and Chief Financial Officer