Form 10-K
period 2015-12-31
ROYALE ENERGY INC
filed 2016-03-15
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of registrant in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3777 Willow Glen Drive
El Cajon, CA 92019
(Address of principal executive offices)

Issuer's telephone number:     619-383-6600

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

At June 30, 2015, the end of the registrant’s most recently completed second fiscal quarter; the aggregate market value of common equity held by non-affiliates was $13,006,018.

At March 14, 2016, 17,616,663 shares of registrant's Common Stock were outstanding.

ROYALE ENERGY, INC.
PART I

Item 1                          Description of Business

Royale Energy, Inc. ("Royale Energy” or the “Company") is an independent oil and natural gas producer.  Royale Energy's principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale Energy.  Royale Energy was incorporated in California in 1986 and began operations in 1988.  Royale Energy's common stock is traded on the Over-The-Counter QB (OTCQB) Market System (symbol ROYL).  On December 31, 2015, Royale Energy had 15 full time employees.

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

During its fiscal year ended December 31, 2015, Royale Energy continued to explore and develop natural gas properties with a concentration in California.  Additionally, we own proved developed producing and non-producing reserves of oil and natural gas in Utah, Texas, Oklahoma and Louisiana, as well as prospective shale oil property in Alaska.  In 2015, Royale Energy drilled two wells in northern California; one was commercially productive and one was a dry hole.  We also drilled one commercially productive well and one dry hole in Texas.  Royale Energy's estimated total reserves were approximately 2.5 and 4.1 BCFE (billion cubic feet equivalent) at December 31, 2015 and 2014, respectively.  According to the reserve reports furnished by Netherland, Sewell & Associates, Inc., Royale Energy's independent petroleum engineers, the undiscounted net reserve value of its proved developed and undeveloped reserves was approximately $3.2 million at December 31, 2015, based on natural gas  prices ranging from $2.59 per MCF to $2.98 per MCF.  Netherland, Sewell & Associates, Inc. supplied reserve value estimates for the Company’s California, Texas, Oklahoma, Utah and Louisiana properties.

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

Our standardized measure of discounted future net cash flows at December 31, 2015, was estimated to be $1,559,716.  This figure was calculated by subtracting our estimated future income tax expense from the net reserve value of proved developed and undeveloped reserves, and by further applying a 10% annual discount for estimated timing of cash flows.  A detailed calculation of our standardized measure of discounted future net cash flow is contained in Supplemental Information about Oil and Gas Producing Activities – Changes in Standardized Measure of Discounted Future Net Cash Flow from Proved Reserve Quantities, page F-24.

Royale Energy reported a gain on turnkey drilling in connection with the drilling of wells on a "turnkey contract" basis in the amount of $2,330,969 and $1,640,731 for the years ended December 31, 2015 and 2014, respectively.

In addition to Royale Energy's own staff, Royale Energy hires independent contractors to drill, test, complete and equip the wells that it drills.  Approximately 59.5% of Royale Energy's total revenue for the year ended December 31, 2015, came from sales of oil and natural gas from production of its wells in the amount of $1,018,928.  In 2014, this amount was $2,598,297, which represented 80.7% of Royale Energy's total revenues.

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

Royale Energy generally operates the wells it completes.  As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements.  For the year ended December 31, 2015, Royale Energy earned gross revenues from operation of the wells in the amount of $503,441 representing 29.4% of its total revenues for the year.  In 2014, the amount was $464,429, which represented about 14.4% of total revenues.  At December 31, 2015, Royale Energy operated 52 natural gas wells in California. Royale also has non-operating interests in three natural gas wells in Utah, twelve oil and gas wells in Texas, two in Oklahoma, one in California, and one in Louisiana.

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

Royale Energy had no subsidiaries in 2015 or 2014.

Competition, Markets and Regulation

Competition

The exploration and production of oil and natural gas is an intensely competitive industry.  The sale of interests in oil and gas projects, like those Royale Energy sells, is also very competitive.  Royale Energy encounters competition from other oil and natural gas producers, as well as from other entities that invest in oil and gas for their own account or for others, and many of these companies are substantially larger than Royale Energy.

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

The Price of Natural Gas

Large parts of our established production and reserves in California consist of natural gas.  The price of natural gas has been volatile recently, and for 2015 the average sales price we received for natural gas was $2.75 per MCF, compared to $4.64 in 2014.  The decrease in our natural gas production and the lower gas prices resulted in a 60.8% decrease in natural gas revenues in 2015 when compared to 2014.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations for the Twelve Months Ended December 31, 2015, as Compared to the Twelve Months Ended December 31, 2014.

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

Therefore, our assessment of drilling prospects are necessarily imprecise and their accuracy inherently uncertain.  In connection with such an assessment, we perform a review of the subject properties that we believe to be generally consistent with industry practices.   Such a review, however, will not reveal all existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities.

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

We Depend on Key Personnel.

Our business will depend on the continued services of our executive officers, Jonathan Gregory, Chief Executive Officer, Donald H. Hosmer, President of Business Development and Stephen M. Hosmer, President and Chief Financial Officer.  We do not have employment agreements with Jonathan Gregory, Donald or Stephen Hosmer.  The loss of the services of any of these individuals would be particularly detrimental to us because of their background and experience in the oil and gas industry.

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

Environmental Regulations Can Hinder Production.

Oil and gas activities can result in liability under federal, state and local environmental regulations for activities involving, among other things, water pollution and hazardous waste transport, storage, and disposal.  Such liability can attach not only to the operator of record of the well, but also to other parties that may be deemed current or prior operators or owners of the wells or the equipment involved.   We have inspections performed on our properties to assure environmental law compliance, but inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken.

We may need to raise additional capital to continue operations.

We may require additional funding to complete our planned drilling activities.  It may be necessary for us to raise additional capital to fund our drilling program or other operating capital needs through additional financing such as the sale of equity or debt securities in a public offering or through private placements of securities.  We do not know if additional financing will be available when needed, or if it is available, whether it will be available on acceptable terms.  Insufficient capital and liquidity may prevent or limit us from implementing our full business strategy.

Item 1B                       Unresolved Staff Comments

None

Item 2                          Description of Property

Since 1993, Royale Energy has concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern and Central California.  In 2015, Royale Energy drilled two wells in northern California, one exploratory producing well and one exploratory dry hole.  We also drilled two wells in Texas, one developmental producing and one developmental dry hole.

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

In December of 2013, Royale purchased an office building valued at $2,000,000, of which Royale paid $500,000 in cash on the date of purchase, and borrowed $1,500,000 from American West Bank, with a note secured by the property being purchased.  The note carries an interest rate of 5.75% until paid in full with a balloon payment in 2024.  On February 11, 2016, Royale Energy, Inc. entered into a purchase and sale agreement for the sale of its office building for $2.5 million.  The buyer is currently conducting its due diligence process.

Following is a discussion of Royale Energy's significant oil and natural gas properties.  Reserves at December 31, 2015, for each property discussed below, have been determined by Netherland, Sewell & Associates, Inc., registered professional petroleum engineers, in accordance with reports submitted to Royale Energy on February 1, 2016.

Northern California

Royale Energy owns lease interests in nine gas fields with locations ranging from Tehama County in the north to Kern County in the south, in the Sacramento and San Joaquin Basins in California.  At December 31, 2015, Royale operated 52 wells in California with estimated total proven, developed, and undeveloped reserves at approximately 2.5 BCF, according to Royale’s independently prepared reserve report as of December 31, 2015.

Developed and Undeveloped Leasehold Acreage

As of December 31, 2015, Royale Energy owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	7,261.26	4,355.47	8,016.62	7,223.19
Alaska	0.00	0.00	40,086.00	40,086.00
All Other States	5,331.63	2,011.62	8,540.97	4,988.80
Total	12,592.89	6,367.09	56,643.59	52,297.99

Gross and Net Productive Wells

As of December 31, 2015, Royale Energy owned interests in the following oil and gas wells in both gross and net acreage:

	Gross Wells	Net Wells
Natural Gas	62.00	27.93
Oil	9.00	1.48
Total	71.00	29.41

Drilling Activities

The following table sets forth Royale Energy's drilling activities during the years ended December 31, 2014 and 2015.  All wells are located in the Continental U.S., in California, Texas, Louisiana and Utah.

Year	Type of Well(a)		Gross Wells(b)		Net Wells(e)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)

2014	Exploratory	2	2	0	0.8734	0.0000
	Developmental	2	1	1	0.2173	0.3612

2015	Exploratory	2	1	1	0.5172	0.5243
	Developmental	2	1	1	0.3933	0.4725

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

	2015	2014
Net volume
Oil (BBL)	403	685
Gas (MCF)	363,168	547,898
MCFE	365,586	552,008

Average sales price
Oil (BBL)	$46.11	$85.20
Gas (MCF)	$2.75	$4.64

Net production costs and taxes	$1,000,769	$1,427,673

Lifting costs (per MCFE)	$2.74	$2.59

Net Proved Oil and Natural Gas Reserves

As of December 31, 2015, Royale Energy had proved developed reserves of 2,174 MMCF and total proved reserves of 2,511 MMCF of natural gas on all of the properties Royale Energy leases.  For the same period, Royale Energy also had no proved developed oil and natural gas liquid combined reserves.

Oil and gas reserve estimates and the discounted present value estimates associated with the reserve estimates are based on numerous engineering, geological and operational assumptions that generally are derived from limited data.

Item 3                          Legal Proceedings

Royale Energy, Inc. vs. Rampart Alaska LLC, Superior Court, Nome, Alaska.  On November 14, 2014, Royale Energy, Inc. caused a complaint for lien foreclosure to be filed in the Superior Court for the State of Alaska, Second Judicial District at Nome.  Royale Energy caused certain liens to be filed against the working interests of Rampart Alaska LLC involving oil leases on the North Slope Alaska.  The filing of the liens came about as the result of Rampart’s failure to reimburse for joint interest billings and cash calls.  Royale sought in the litigation to foreclose the liens to recover the sums secured thereby or the working interests themselves.  Rampart Alaska answered the complaint and asserted a counterclaim against Royale for damages alleging breach of contract, violation of the covenant of good faith and fair dealing, unjust enrichment, defamation, violations of the Alaska Securities Act and seeking to undo the filing of the lien claims.  Stephen Hosmer, as an officer of Royale, was also independently named as a third party defendant by Rampart for claims arising out of defamation and violation of the Alaska Securities Act.  On September 25, 2015, Royale and Rampart Alaska, LLC entered into a settlement agreement in which Rampart assigned its interest in the Property to Royale, and Rampart received cash and a note totaling $500,000.  The note was subsequently repaid in November 2015 when Royale Energy sold the property, and the litigation between the parties has been concluded.

Hemco Development LLC vs. Royale Energy, Inc., et al, 44th Judicial District, Dallas County, Texas, Case No. DC-15-10958.  On September 14, 2015, Hemco Development, LLC (“Hemco”) filed a complaint, asserting that the Company owed Hemco $451,080.10 for the Company’s share of operating costs.  While this amount is already included in its Accounts Payable, the Company disputes that this amount is owed or that the claimed costs were properly incurred.  The Company has answered the complaint and intends to vigorously defend the lawsuit.

Item 4                          Mine Safety Disclosures

Not Applicable

PART II

Item 5                          Market for Common Equity and Related Stockholder Matters

Royale Energy’s Common Stock is traded under the symbol “ROYL”.  Since January 21, 2016, Royale Energy’s Common Stock has been traded on the OTC QB Market.  Prior to that, Royale energy’s Common Stock was traded on the Nasdaq Stock Market.  As of December 31, 2015, 16,396,579 shares of Royale Energy’s Common Stock were held by approximately 6,008 stockholders.  The following table reflects the high and low quarterly closing sales prices on the Nasdaq Stock Market from January 2014 through December 2015.

	1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
	High	Low	High	Low	High	Low	High	Low
2014	3.13	2.53	3.57	2.70	4.78	2.69	2.79	2.02
2015	2.16	1.55	1.82	1.15	1.27	0.63	0.81	0.30

Dividends

The Board of Directors did not issue cash or stock dividends in 2015 or 2014.

Recent Sales of Unregistered Securities

None.

Item 6                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Royale Energy’s Financial Statements and Notes thereto and other financial information relating to Royale Energy included elsewhere in this document.

For the past twenty-three years, Royale Energy has primarily acquired and developed producing and non-producing natural gas properties in California.  In 2004, Royale Energy began developing leases in Utah and in 2012 began acquiring leases in Alaska.  The most significant factors affecting the results of operations are (i) the change in commodities price of natural gas and oil reserves owned by Royale Energy, (ii) changes in oil and natural gas production levels and reserves, and (iii) turnkey drilling activities.

Critical Accounting Policies

Revenue Recognition

Royale’s primary business is oil and gas production.  Natural gas flows from the wells into gathering line systems, which are equipped occasionally with compressor systems, which in turn flow into metered transportation and customer pipelines.  Monthly, price data and daily production are used to invoice customers for amounts due to Royale Energy and other working interest owners.  Royale Energy operates most of its own wells and receives industry standard operator fees.

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

Impairment analyses are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During 2015 and 2014, impairment losses of $424,163 and $268,093, respectively, were recorded on various capitalized lease and land costs where the carrying value exceeded the fair value or where the leases were no longer viable.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.    The company records a liability for all funds invested as deferred drilling obligations until each individual well is complete.  Occasionally, drilling is delayed due to the permitting process or drilling rig availability.  At December 31, 2015 and 2014, Royale Energy had deferred drilling obligations of $8,415,528 and $7,937,786 respectively.

If Royale Energy is unable to drill the wells, and a suitable replacement well is not found, Royale would retain the non-refundable portion of the contract and return the remaining funds to the participant.  Included in cash and cash equivalents are amounts for use in completion of turnkey drilling programs in progress.

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

Results of Operations for the Twelve Months Ended December 31, 2015, as Compared to the Twelve Months Ended December 31, 2014

For the year ended December 31, 2015, we recorded a net loss of $2,010,816, a $141,040 improvement when compared to net loss of $2,151,856 during 2014.  Total revenues from operations in 2015 were $1,713,088, a decrease of $1,508,410, or 46.8% from the total revenues of $3,221,498 in 2014, due to lower natural gas production and the industry wide decrease in commodity prices during 2015.  Total expenses for operations in 2015 were $6,937,741, a decrease of $337,590, or 4.6%, from the total expenses of $7,275,331 in 2014, due mainly to decreases in lease operating expenses and delay rental costs.

In 2015, revenues from oil and gas production decreased by 60.8% to $1,018,928 from $2,598,297 in 2014. This decrease was due to lower production volumes and lower natural gas commodity prices received during 2015.  The net sales volume of natural gas for the year ended December 31, 2015, was approximately 363,168 MCF with an average price of $2.75 per MCF, versus 547,898 MCF with an average price of $4.64 per MCF for 2014.  This represents a decrease in net sales volume of 184,730 MCF or 33.7%.  This decrease in production volume was mainly due to the natural declines in our wells.  The net sales volume for oil and condensate (natural gas liquids) production was approximately 403 barrels with an average price of $46.11 per barrel for the year ended December 31, 2015, compared to 685 barrels at an average price of $85.20 per barrel for the year in 2014.  This represents a decrease in net sales volume of 282 barrels, or 41.2%, also due to the natural declines on existing oil and condensate wells.  Northern and central California accounted for approximately 98% of the Company’s successful natural gas production in 2015.

Oil and natural gas lease operating expenses decreased by $426,904, or 29.9% to $1,000,769 for the year ended December 31, 2015, from $1,427,673 for the year in 2014.  This decrease was due to lower plugging and abandonment costs and workover related costs in 2015.  During 2014, two wells that were plugged and abandoned had much higher costs than anticipated.  In addition, we had more workover activity in 2014 as we attempted to increase production on various wells.  When measuring lease operating costs on a production or lifting cost basis, in 2015, the $1,000,769 equates to a $2.74 per MCFE lifting cost versus a $2.59 per MCFE lifting cost in 2014, a 5.8% increase, due to lower production volumes.  Delay rental costs decreased by $168,493 or 27.3%, to $448,313 for the year in 2015 from $616,806 in 2014.  This decrease was due to lower costs related to our ownership of our Alaska leases, some of which we chose not to renew and a portion of which was sold during 2015.

At December 31, 2015, Royale Energy had a deferred drilling obligation of $8,415,528.  During 2015, we disposed of $4,955,734 of obligations relating to 2014, upon completing the drilling of four wells – two exploratory and two developmental.  Additionally we purchased an interest in an existing well from an industry partner.  In 2015, we also recorded a gain of $564,346 on accounts payable invoices in dispute as the vendor went into bankruptcy, and under the opinion of legal counsel, these invoices were deemed no longer payable.  This resulted in a gain of $2,330,969.  During 2014, we disposed of $4,172,296 of obligations relating to 2013, upon completing the drilling of four wells, two exploratory and two developmental, in addition to participating in the drilling of one additional well with an industry partner.  There was also an adjustment of approximately $550,000 of accrued costs on a well where the additional work would no longer prove viable.  These factors resulted in a gain of $1,640,731.  Royale Energy expects to dispose of approximately $3.4 million of its deferred drilling obligation in the first six months of 2016 with $5.5 million of its deferred drilling obligation disposed of by the end of 2016.

During 2015, we recorded a gain of $468,759 related to the sale of a portion of our western block oil and gas lease acreage in Alaska.  During this period, we also recorded a gain of $87,127 on the settlement of accounts payable due to vendors.  In 2015, we also recorded a gain of $403,000 on the sale of a license agreement to our Alaska seismic survey.  Additionally in 2015, we recorded a gain of $10,070 on the sale of a Company owned condominium located in San Diego, California.  During 2015, we recorded a write down of $60,960 on certain oil and gas well equipment to its current estimated market value.  During 2014, we recorded a gain of $369,977 on the sale of certain oil and natural gas leases in Utah.  In 2014, we also recorded a loss of $34,601 on previously capitalized office leasehold improvements due to our office relocation.

Impairment losses of $424,163 and $268,093 were recorded in 2015 and 2014, respectively.  In 2015, $327,727 of the impairment loss was due to two Utah wells, one Louisiana well, and our remaining Alaska acreage where the carrying value exceeded the fair value.  In 2014, $217,629 of the impairment loss was due to two Utah wells where the carrying value exceeded the fair value.  For the balance of the loss in 2015 and the 2014, we recorded impairments on various capitalized lease and land costs that were no longer viable.

Bad debt expense for 2015 and 2014 were $536,538 and $653,133, respectively.  The expenses in 2015 and 2014 arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment and our year-end oil and natural gas reserve values.  We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful.  By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue.

The aggregate of supervisory fees and other income was $694,160 for the year ended December 31, 2015, an increase of $70,959 or 11.4% from $623,201 during the year in 2014.  This increase was mainly due to lower costs in 2015 associated with pipeline and compressor fees due to costs to rebuild a compressor in one of our main fields during 2014.  Supervisory fees are charged in accordance with the Council for Petroleum Accountants Societies (COPAS) policy for reimbursement of expenses associated with the joint accounting for billing, revenue disbursement, and payment of taxes and royalties.  These charges are reevaluated each year and adjusted up or down as deemed appropriate by a published report to the industry by Ernst & Young, LLP, Certified Public Accountants.  Supervisory fees increased $39,012 or 8.4%, to $503,441 in 2015 from $464,429 in 2014.

Depreciation, depletion and amortization expense increased to $400,813 from $315,574 an increase of $85,239 or 27.0% for the year ended December 31, 2015, as compared to 2014.  The depletion rate is calculated using production as a percentage of reserves.  This increase in depreciation expense was mainly due to a higher depletion rate as reserve volumes were lower at the end of 2015.

General and administrative expenses increased slightly by $19,458 or 0.6%, to $3,181,571 for the year ended December 31, 2015, from $3,162,113 for the year in 2014.  This increase was primarily due to higher market fees relating to its market equity offering issuances.  Legal and accounting expense increased to $558,471 for the year, compared to $401,160 for 2014, a $157,311 or 39.2% increase.  The increased expense was the result of higher legal fees primarily related to the Rampart litigation, which was settled at the end of 2015.

Marketing expense for the year ended December 31, 2015, decreased $104,636 or 24.3%, to $326,143, compared to $430,779 for the year in 2014.  The decrease was due to higher broker fees paid in 2014 as we used an outside broker to sell direct working interests to investors.

During 2015, interest expense increased to $86,088 from $81,605 in 2014, a $4,483 or 5.5% increase.  This increase resulted from interest paid on the outstanding loan for the corporate headquarters.  Further details concerning Royale’s notes payable can be found in Capital Resources and Liquidity, below.

In 2015 and 2014, we did not have an income tax expense due to the use of a percentage depletion carryover valuation allowance created from the current and past operations resulting in an effective tax rate less than the normal federal rate of 34% plus the relevant state rates (mostly California, 9.3%).

Capital Resources and Liquidity

At December 31, 2015, Royale Energy had current assets totaling $4,406,983 and current liabilities totaling $11,383,282, a $6,976,299 working capital deficit.  We had cash and cash equivalents at December 31, 2015 of $3,763,819 compared to $3,061,841 at December 31, 2014.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  We believe that for the foreseeable future we will be able to meet our liquidity demands through cash flow or financing activities, including ongoing operations as the Company continues to increase its well inventory or additional sales of equity or debt securities.

At December 31, 2015, our other receivables, which consist of receivables from direct working interest investors and industry partners, totaled $381,192, compared to $1,760,181 at December 31, 2014, a $1,378,989 or 78.3% decrease.  This was primarily due to the litigation settlement with an industry partner, which removed approximately $1,200,000 in other receivables at year end 2015.  Royale’s revenue receivable at the end of 2015 was $147,936, a decrease of $345,359 or 70.0%, compared to $493,295 at the end of 2014, due to lower oil and gas production and commodity prices.  At December 31, 2015, our accounts payable and accrued expenses totaled $2,937,226, a decrease of $1,565,333 or 34.8% over the accounts payable at the end of 2014 of $4,502,559, mainly due to lower trade accounts payable at the end of 2015.

In May 2015, we entered into a sales agreement with Roth Capital, LLC (Roth) relating to the sale of shares of our common stock.  Pursuant to the sales agreement, we sold 701,397 shares of common stock to the public for $556,123 in 2015.  In October 2015, we discontinued such sales and the sales agreement was terminated.
On November 25, 2015, we entered into a securities purchase agreement and related agreements with a group of individual investors pursuant to a registered direct offering.  Under the terms of the agreements, the investors purchased 497,948 shares of Royale’s common stock at $0.408 per share, and received warrants to purchase up to 248,973 shares (the “Warrants’) of stock at $1.00 per share for three (3) years, for a total of $203,165 in gross proceeds,.  Each Warrant becomes exercisable one year from the date of issuance.  Each Warrant contains customary adjustments for corporate events such as reorganizations, splits, and dividends.

In December of 2013, Royale purchased an office building valued at $2,000,000, of which $500,000 was paid in cash on the date of purchase, and $1,500,000 was borrowed from AmericanWest Bank, with a note secured by the property being purchased.  The note carries an interest rate of 5.75% until paid in full. Royale will pay this loan in 119 regular payments of $9,525 each and one balloon payment estimated at $1,150,435. Royale’s final payment will be due on January 1, 2024, and will be for all principal and all accrued interest not yet paid.  Payments include principal and interest.  Stephen M Hosmer, President and CFO is named as a personal guarantor of the loan.  At December 31, 2015, the outstanding balance of this note was $1,446,853.  The loan agreement contains certain covenants that, among other things, Royale must maintain a ratio of EBITDA-Debt Service Coverage in excess of 1.50 to 1.00.  At December 31, 2015, Royale was not in compliance with this covenant, but obtained a forbearance from the bank from terms of that covenant.  On February 11, 2016, Royale Energy entered into a purchase and sale agreement for the sale of the office building for $2.5 million.  The buyer is currently conducting their due diligence process prior to completion of the sale.

We do not engage in hedging activities or use derivative instruments to manage market risks.

The following schedule summarizes our known contractual cash obligations at December 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total Obligations	2016	2017-2018	2019	Beyond

Building Purchase Note	$2,064,842	$114,301	$228,602	$114,301	$1,607,638

Operating Activities.  For the years ended December 31, 2015 and 2014, cash used by operating activities totaled $3,495,438 and $3,151,949, respectively.  This $343,489 increase in cash used was mainly due to the decrease in our trade accounts payable during the year in 2015, through a combination of payments and settlements with our vendors.

Investing Activities.  For the year ended December 31, 2015 and 2014, cash provided by investing activities was $3,537,137 and $1,359,673, respectively.  This $2,177,464 increase in cash provided in 2015 was primarily due to the sale of a portion of our leases in Alaska, from which we received proceeds of approximately $1.4 million. In 2015, we also received approximately $400,000 from the sale of a license agreement to our Alaska seismic survey and we received proceeds of approximately $500,000 from the sale of the company owned condominium located in San Diego, California.  Additionally, our turnkey drilling program proceeds and expenditures were higher in 2015, when we drilled four wells and purchased an interest in an existing well, while in 2014 we drilled four wells and participated in the drilling of one well.  The wells drilled in 2015 were higher in costs due to their locations and depths.

Financing Activities.  Net cash provided by financing activities totaled $660,279 and net cash used by financing activities was $24,116 for the years ended December 31, 2015 and 2014, respectively.  This difference was mainly due to the proceeds received during 2015 for common stock sales.  During 2015, Royale issued 701,397 shares of its common stock and received net proceeds of $534,274 in a registered market equity offering program.  Also in 2015, we received net proceeds of $153,876 and issued 485,486 shares of its common stock and 242,746 additional warrants in a registered direct offering.  These proceeds were added to working capital and used for ordinary operating expense.  In 2015 and 2014, cash used from financing activities was used in principal payments from the loan used to finance the purchase of our corporate headquarters.

Changes in Reserve Estimates

During 2015, our overall proved developed and undeveloped reserves decreased by 39% and our previously estimated proved developed and undeveloped reserve quantities were revised downward by approximately 1.3 million cubic feet of natural gas.  This downward revision was primarily due to seven California wells and one Utah well, which had lower than previously estimated proved producing and non-producing natural gas reserves.  See Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-20.

During 2014, our overall proved developed and undeveloped reserves increased by 6% and our previously estimated proved developed and undeveloped reserve quantities were revised downward by approximately 0.1 million cubic feet of natural gas.  This downward revision was primarily due to two California wells, one drilled in 2013 and the other drilled in 2014, which had lower than previously estimated proved producing and proved undeveloped natural gas reserves.  See Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-20.

Item 7                          Qualitative and Quantitative Disclosures About Market Risk

Royale Energy is exposed to market risk from changes in commodity prices and in interest rates.  In 2015, we sold a majority of our natural gas at the daily market rate through the Pacific Gas & Electric pipeline.  In 2015, our natural gas revenues were approximately $1.0 million with an average price of $2.75 per MCF.  At current production levels, a 10% per MCF increase or decrease in our average price received could potentially increase or decrease our natural gas revenues by approximately $100,000.  At our current production levels of oil and natural gas condensate, a 10% increase or decrease in our average price per barrel could potentially increase or decrease our oil and natural gas revenues by approximately $2,000. We currently do not sell any of our natural gas or oil through hedging contracts.

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

Our executive officers, Jonathan Gregory, Chief Executive Officer, Donald H. Hosmer, President of Business Development and Stephen M. Hosmer, President and Chief Financial Officer, evaluated the effectiveness or our disclosure controls and procedures as of the end of the 2015 fiscal year.  Based on their evaluation, they concluded that our disclosure controls are effective as of December 31, 2015.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Management assessed our internal control over financial reporting as of December 31, 2015, which was the end of our fiscal year. Management based its assessment on criteria established in the SEC Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The guidance sets forth an approach by which management can conduct a top-down, risk-based evaluation of internal control over financial reporting. Management’s assessment included an evaluation of risks to reliable financial reporting, whether controls exist to address those risks and evaluated evidence about the operation of the controls included in the evaluation based on its assessment of risk.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10                        Directors and Executive Officers of the Registrant

All of our directors serve one year terms from the time of their election to the time their successor is elected and qualified.  The following information is furnished with respect to each director and executive officer who served as such during the fiscal year ended December 31, 2015:

Name	Age	First Became Director or Executive Officer	Positions Held

Harry E. Hosmer	85	1986	Chairman of the Board
Donald H. Hosmer	61	1986	President of Business Development and Director
Stephen M. Hosmer	49	1996	President, Chief Financial Officer, Secretary, and Director
Ronald B Verdier (1) (3)	74	2015	Director
Jonathan Gregory	51	2014	Chief Executive Officer and Director
Gary Grinsfelder (1) (2) (3)	66	2007	Director
Ronald Buck (1) (2) (3)	80	2015	Director

(1)           Member of the audit committee.
(2)           Member of the compensation committee.
(3)           Member of the nominations committee.

The board has determined that directors Gary Grinsfelder, Ronald Buck, and Ronald Verdier qualify as independent directors.

The following summarizes the business experience of each director and executive officer for the past five years.

Harry E. Hosmer – Chairman of the Board

Harry E. Hosmer has served as chairman since Royale Energy began in 1986, and from inception in 1986 until June 1995, he also served as president and chief executive officer.

Jonathan Gregory – Chief Executive Officer and Director

Mr. Gregory was appointed Royale’s chief executive officer on September 10, 2015.  Mr. Gregory has previously served as chief financial officer for private independent exploration and production companies, where he was actively engaged in multiple debt and equity financings, and overseeing acquisition and development activities.  Mr. Gregory has over 20 years of oil and gas reserve based lending experience. Mr. Gregory is a member of Houston Energy Finance Group; and ADAM Houston Energy Network. He is also a Co-Founder of Bread of Life, Inc., a non-profit organization committed to empowering homeless Houstonians; and a past director of Small Steps Nurturing Center, a non-profit Christian organization that provides early childhood education for economically at-risk children in the inner-city of Houston, Texas. Mr. Gregory graduated from Lamar University in 1986 with a Bachelors degree in Finance.

Donald H. Hosmer – President of Business Development and Director

Donald H. Hosmer has served as an executive officer and director of Royale Energy since its inception in 1986.  In June 1995 he became president and chief executive officer.  In October 2008, he became co-president and co-chief executive officer, with primary responsibility for marketing and investor/shareholder relations for the company.  Donald H. Hosmer is the son of Harry E. Hosmer and brother of Stephen M. Hosmer.

Stephen M. Hosmer – President, Chief Financial Officer, Secretary, and Director

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

Ronald B Verdier

Mr. Verdier was appointed to the board in 2015 following the resignation of Tony Hall.  Mr. Verdier is a retired banker who began his career in banking in 1968.  He served as an employee and officer of Mercantile Trust & Savings Bank, Quincy, Illinois, for thirty-three years, ending as Senior Vice President.  In 2002, Mr. Verdier retired from Mercantile Trust & Savings Bank and became President of Hannibal National Bank, Hannibal Missouri, where he served until his retirement in 2012.  Mr. Verdier is a graduate of the School of Banking at the University of Wisconsin, Madison, and of the School of Banking at the University of Oklahoma.  Based on his qualifications, the board of directors has designated Mr. Verdier as an audit committee financial expert.

Ronald L. Buck

Mr. Buck was elected to the board in 2015.  Mr. Buck received a Bachelor of Science degree in Marketing and a Minor in Geology and Economics from Northwestern University.  After building his business into a large scale distribution company, he sold the company to his two sons in 1992.  Since 1992 he has been in finance and managing family assets including oil and gas wells and oil gathering pipeline investments. In this capacity, he also travels extensively to financial meetings and is a member of the National Association of Financial Advisors.

Audit Committee

The board has appointed an audit committee to assist the board of directors in carrying out its responsibility as to the independence and competence of the Company’s independent public accountants. All members of the audit committee are independent members of the board of directors.  The audit committee operates pursuant to an audit committee charger, which has been adopted by the board of directors to define the committee’s responsibilities.  A copy of the audit committee charter is posted on our website, www.royl.com The board has determined that Ronald Verdier qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of the Securities and Exchange Commission.

At the end of 2015, the members of the audit committee were Ronald Verdier, chair, Ronald Buck and Gary Grinsfelder.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for our directors and executive officers.  The code is posted on our website, www.royl.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that Royale Energy's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish Royale Energy with copies of all such reports they file.  Based solely upon a review of the copies of the forms furnished to Royale Energy, or representations from certain reporting persons that no reports were required, Royale Energy believes that no persons failed to file required reports on a timely basis for 2015, except that the initial ownership report of Mr. Buck on Form 3 was filed late, in January 2016, after his election to the board in June 2015.

Item 11                        Executive Compensation

The following table summarizes the compensation of the chief executive officer, chief financial officer and the two other most highly non-executive employees (the “named executives and employees”) of Royale Energy and its subsidiaries during the past year.  No stock options, stock awards or other plan based compensation awards were made during 2015.

					All Other
Name and Principal Position	Year	Salary (4)	Bonus	Option Awards (1)	Compensation (2)	Total

Jonathan Gregory, CEO (4) (5)	2015	$70,823	$-		$-	$70,823

Donald H. Hosmer	2015	$177,084	$-		$18,063	$195,147
President	2014	$230,192	$25,000		$6,906	$262,098
	2013	$230,192	$25,000		$7,656	$262,848

Stephen M. Hosmer (4)	2015	$230,192	$-		$17,968	$248,160
President, & CFO	2014	$230,192	$25,000		$18,906	$274,098
	2013	$230,192	$25,000		$19,656	$274,848

Mohamed Abdel-Rahmen (3)	2015	$155,268	$-		$4,246	$159,514
VP Exploration	2014	$163,692	$-		$4,911	$168,603
	2013	$167,025	$-		$5,011	$172,036

Charles Tiano (3)	2015	$49,500	$196,500		$7,380	$253,380
Director of Investor	2014	$50,642	$178,892		$6,886	$236,420
Relations	2013	$49,955	$193,825		$7,313	$251,093

(1)
In October 2014, Donald Hosmer and Stephen Hosmer (together with the other members of the board of directors) were each granted 20,000 options to purchase common stock at an exercise or base price of $5.00 per shares, which vested during 2015.  These options were granted for a period of 3 years and will expire on December 31, 2017.  At December 31, 2015, Royale Energy’s stock price, $0.358, was less than the weighted average exercise price, and as such the outstanding and exercisable stock options had no intrinsic value.

(2)	All other compensation consists of matching contributions to the Company’s simple IRA plan, except for Donald H. Hosmer and Stephen M. Hosmer, who also received a $12,000 car allowance.

(3)	Mr. Abdel-Rahmen and Mr. Tiano are highly compensated employees under SEC rules who did not serve as executive officers during 2015. Mr Abdel-Rahmen retired from the Company in October 2015.

(4)
During 2015, Jonathan Gregory and Stephen Hosmer received a portion of their compensation in shares of common stock, valued at the closing market price on the date of grant, instead of cash.  Of the $70,823 paid to Jonathan Gregory, $21,581 was paid in cash and 108,644 shares of common stock were issued, valued at $49,242.  Of the $230,192 paid to Stephen Hosmer, $173,945 was paid in cash and 200,564 share of common stock were issued, valued at $56,247.

(5)	Mr. Gregory was appointed CEO (principal executive officer) in 2015.

Stock Options and Equity Compensation; Outstanding Equity Awards at Fiscal Year End

The following table presents the number of unexercised options at the 2015 year end for each named executive officer.  No unvested stock awards were outstanding at the end of 2015.

Options
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date

Jonathan Gregory	20,000	(1)	-	$5.00	12/31/2017
Donald H. Hosmer	20,000	(1)	-	$5.00	12/31/2017
Stephen M. Hosmer	20,000	(1)	-	$5.00	12/31/2017

(1)
At the October 10, 2014 Board of Directors meeting, directors of Royale Energy were granted 20,000 options each to purchase common stock at an exercise price of $5.00 per share. These options have become exercisable and will expire on December 31, 2017.

Compensation Committee Report

Our executive compensation committee has reviewed and discussed the following Compensation Discussion and Analysis with management and, based on its discussion and review, has recommended that the Compensation Discussion and Analysis be included in this proxy statement.

Members of the Compensation Committee:

Ronald Buck and Gary Grinsfelder

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

The elements of executive compensation at Royale Energy consist mainly of cash salary and, if appropriate, a cash bonus at year end.  The compensation committee makes recommendations to the board of directors annually on the compensation of the three top executives:  Jonathan Gregory, Chief Executive Officer, Donald H. Hosmer, President of Business Development and Stephen M. Hosmer, President and Chief Financial Officer.  We do not have employment contracts with either of our executive officers.

Royale Energy also does not provide extensive personal benefits to its executives beyond those benefits, such as health insurance, that are provided to all employees.  Donald Hosmer and Stephen Hosmer each receive an annual car allowance.

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

Bonus.  The compensation committee meets annually to determine the quantity, if any, of the cash bonuses of executive officers.  The amount granted is based, subjectively, upon the company’s stock price performance, earnings, revenue, reserves and production.  The committee does not use quantifiable metrics for these criteria; but rather uses each in balance to assess the strength of the company’s performance.  The committee believes that formulaic approaches to cash incentives can foster an unhealthy balance between short-term and long-term goals.  In 2014, the compensation committee did award bonuses to the company’s executive officers, Stephen and Don Hosmer, in the amount of $25,000 to each officer.  No bonuses were paid to executive officers in 2015.

Compensation of Directors

In 2015, board members or committee member received fees for attendance at board meetings or committee meetings during the year.  In addition to cash payments, common stock was issued in lieu of compensation or reimbursements.  Royale Energy also reimbursed directors for the expenses incurred for their services.

In addition, Royale Energy's Chairman of the Board and former President, Harry E. Hosmer, renders and receives compensation for management consulting services to Royale Energy on an ongoing basis.  See Certain Relationships and Related Transactions, page 23.

The following table describes the compensation paid to our directors who are not also named executives for their services in 2015.

Name	Fees earned or paid in cash or Common Stock	Stock awards	Option awards	All Other Compensation (1)	Total
	($)	($)	($)	($)	($)
Harry E. Hosmer (2)	$184,410	$0	$0	$6,619	$191,029
Gary Grinsfelder	$25,000	$0	$0	0	$25,000
Ronald Buck	$12,500	$0	$0	0	$12,500
Ronald Verdier	$6,250	$0	$0	0	$6,250

(1)	Other compensation paid to Harry E. Hosmer in 2015 consisted of payments for medical and dental insurance coverage.
(2)
Harry E. Hosmer’s compensation in 2015 includes compensation of $13,854, which was paid by the issuance of 49,768 shares of Royale’s common stock.  The stock was valued at the closing market prices on the dates immediately preceding their issuance.

Item 12                        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

On February 23, 2016, 17,303,831 shares of Royale Energy’s common stock were outstanding.

The following table contains information regarding the ownership of Royale Energy’s common stock as of February 23, 2016, by:

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

Stockholder (1)	Number (2)	Percent

Harry E. Hosmer, (2) (3)	764,678	4.41%

Donald H. Hosmer, (2) (3)	1,400,226	8.08%

Stephen M. Hosmer, (2) (3) (4)	1,386,599	7.89%

Ronald L. Buck	42,668	*

Jonathan Gregory, (2)	288,877	1.67%

Gary Grinsfelder, (2)	25,440	*

Ronald Verdier	2,000	*

All officers and directors as a group	3,890,488	22.35%

* Less than 1%

(1)  The mailing address of each listed stockholder is 3777 Willow Glen Drive, El Cajon, California 92019.

(2)  Includes options to purchase the following number of shares of common stock which were vested and exercisable on March 6, 2016:  Harry E. Hosmer 20,000, Donald H. Hosmer 20,000; Stephen M. Hosmer 20,000; Gary Grinsfelder 20,000; Jonathan Gregory 20,000.

(3)  Donald H. Hosmer and Stephen M. Hosmer are sons of Harry E. Hosmer, chairman of the board.

(4)  Includes 24,000 shares owned by Stephen M. Hosmer’s minor children.

Preferred Stock

Holders Series AA convertible preferred stock have voting rights equal to the number of shares into which they are convertible.  On December 31, 2015, 46,662 shares of Series AA convertible preferred stock were outstanding. The shares of each series of preferred shares are convertible into shares of Royale Energy's common stock at the option of the security holder, at the rate of two shares of convertible preferred stock for each share of common stock.  The preferred stock is not registered under the Securities Exchange Act of 1934, and no market exists for the preferred stock.  The total number of shares of common stock issuable on conversion of all outstanding shares of preferred stock equals less than 1% of the outstanding common stock of Royale Energy.  To Royale Energy's knowledge, none of the preferred shareholders would own more than 1% of Royale Energy's common stock, if their preferred shares were converted to common shares.

Item 13                        Certain Relationships and Related Transactions

In 1989, the board of directors adopted a policy (the “1989 policy”) that permits each director and officer of Royale Energy to purchase from Royale Energy, at its cost, up to one percent (1%) fractional interest in any well to be drilled by Royale Energy.  When an officer or director elects to make such a purchase, the amount charged per each percentage working interest is equal to Royale Energy's actual pro rata cost of drilling and completion, rather than the higher amount that Royale Energy charges to working interest holders for the purchase of a percentage working interest in a well.  Of the current officers and directors, Donald Hosmer, Stephen Hosmer and Harry E. Hosmer at various times have elected under the 1989 policy to purchase interests in certain wells Royale Energy has drilled.

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

Donald and Stephen Hosmer each have participated individually in 178 wells each under the 1989 policy.  The Hosmer Trust, a trust for the benefit of family members of Harry E. Hosmer, has participated in 177 wells.

Investments in wells under the 1989 policy for the three years ended December 31, 2015, 2014, and 2013 are as follows:

	Year	# of fractional interests	Amount
Donald Hosmer	2015	2	$3,143
	2014	4	$18,692
	2013	6	$31,767
Stephen Hosmer	2015	4	$4,389
	2014	4	$7,714
	2013	5	$12,262
Hosmer Trust	2015	4	$5,633
	2014	3	$9,985
	2013	6	$41,488

Current and former officers and directors were billed $0, $0 and $16,967 for their interests for the three years ended December 31, 2015, 2014, and 2013, respectively.

Royale Energy's chairman of the board and former president, Harry E. Hosmer, renders management consulting services to Royale Energy on an ongoing basis.  Royale Energy compensated Mr. Hosmer $165,660, $165,660 and $193,270 for his consulting services in 2015, 2014, and 2013, respectively, and pays his medical insurance costs.  Mr. Hosmer's consulting services are in conjunction with his service on the board of directors, for which he receives reimbursement of expenses to attend meetings.

Item 14                        Principal Accountant Fees and Services

SingerLewak LLP served as the independent auditors to audit the Company’s financial statements for the fiscal year ended December 31, 2015 and 2014.  This is the second annual audit performed by SingerLewak LLP, Padgett Stratemann & Co., LLP previously performed annual audits.  The aggregate fees billed by SingerLewak LLP and Padgett Stratemann & Co., LLP for the years ended December 31, 2015 and 2014 are as follows, respectively:

	2015	2014
Audit fees (1)	$121,258	$159,891
Tax fees (2)	$-	$-
All other fees (3)	$54,638	$25,600
Total	$175,896	$185,491

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

No representatives of SingerLewak LLP are expected to be present at the annual meeting.  Although the audit committee has the sole responsibility to appoint the auditors as required under the Securities Exchange Act of 1934, the committee welcomes any comments from shareholders on auditor selection or performance.  Comments may be sent to the audit committee chair, Ronald Verdier, care of Royale Energy’s executive office, 3777 Willow Glen Drive, El Cajon, California 92019.

PART IV

Item 15                        Exhibits and Financial Statement Schedules

The agreements included as exhibits to this report are included to provide information about their terms and not to provide any other factual or disclosure information about Royale Energy or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement that were made solely for the benefit of the other agreement parties and:

•	should not be treated as categorical statements of fact, but rather as a way of allocating the risk among the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from the way investors may view materiality; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

1.	Financial Statements. See Index to Financial Statements, page F-1

2.	Schedules. Supplemental Information About Oil and Gas Producing Activities (Unaudited) begins on page F-20.

3.	Exhibits. Certain of the exhibits listed in the following index are incorporated by reference.

1.1	Placement Agent Agreement between the Company and C.K. Cooper & Company, Inc., dated October 25, 2013, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 29, 2013.
3.1	Restated Articles of Incorporation of Royale Energy, Inc., incorporated by reference to Exhibit 3.1 of Royale Energy’s Form 10-Q filed August 14, 2009.
3.2	Amended and Restated Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.2 of Royale Energy’s Form 10-K filed March 27, 2009.
4.1	Series E Warrant issued to certain affiliates of Cranshire Capital, L.P., incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed October 29, 2013.
4.2	Certificate of Determination of the Series AA Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 of Royale Energy's Form 10-SB Registration Statement.
10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.3 of Royale Energy's Form 10-SB Registration Statement.
10.2	Sales Agreement between the Company and C.K. Cooper & Company, Inc., dated February 17, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 17, 2013.
10.3	Securities Purchase Agreement between the Company and certain buyers dated as of October 28, 2013, incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed October 29, 2013.
10.4	Convertible Note issued to certain affiliates of Cranshire Capital, L.P., incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed October 29, 2013.
10.5	Secured Loan Agreement between Royale Energy and AmericanWest Bank, NA, dated December 24, 2013, filed herewith.
23.1	Consent of SingerLewak L.L.P., filed herewith.
23.2	Consent of Padgett Stratemann & Co, L.L.P., filed herewith.
23.3	Consent of Netherland, Sewell & Associates, Inc., filed herewith.
23.4	Consent of Source Energy, LLC, filed herewith.
31.1	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
31.2	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
31.3	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
32.1	Section 1350 Certification, filed herewith.
32.2	Section 1350 Certification, filed herewith.
32.3	Section 1350 Certification, filed herewith.
99.1	Report of Netherland Sewell & Associates, Inc., filed herewith.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Royale Energy, Inc.

Date: March 14, 2016	/s/ Jonathan Gregory
Jonathan Gregory
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2016	/s/ Harry E. Hosmer
Harry E. Hosmer
Chairman of the Board of Directors
Date: March 14, 2016	/s/ Donald H. Hosmer
Donald H. Hosmer
Director, and President of Business Development
Date: March 14, 2016	/s/ Stephen M. Hosmer
Stephen M. Hosmer
Director, President, Chief Financial Officer and Secretary
Date: March 14, 2016	/s/ Ronald Buck
Ronald Buck
Director
Date: March 14, 2016	/s/ Ronald Verdier
Ronald Verdier
Director
Date: March 14, 2016	/s/ Gary Grinsfelder
Gary Grinsfelder
Director
Date: March 14, 2016	/s/ Jonathan Gregory
Jonathan Gregory
Director, Chief Executive Officer

ROYALE ENERGY, INC.
INDEX TO FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Royale Energy, Inc.

We have audited the accompanying balance sheets of Royale Energy, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of comprehensive loss, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royale Energy, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

SingerLewak LLP

Los Angeles, California
March 14, 2016

ROYALE ENERGY, INC.
BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	2015	2014

ASSETS
Current Assets:
Cash and Cash Equivalents	$3,763,819	$3,061,841
Other Receivables, net	381,192	1,760,181
Revenue Receivables	147,936	493,295
Prepaid Expenses	114,036	158,404

Total Current Assets	4,406,983	5,473,721

Other Assets	730,844	510,821

Oil And Gas Properties (Successful Efforts Basis), Real Property and Equipment and Fixtures, net	6,532,478	7,594,666

Total Assets	$11,670,305	$13,579,208

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	2015	2014

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,937,226	$4,502,559
Current Portion of Long-Term Debt	30,528	29,031
Deferred Drilling Obligations	8,415,528	7,937,786

Total Current Liabilities	11,383,282	12,469,376

Noncurrent Liabilities:
Asset Retirement Obligation	1,096,179	804,206
Note Payable, less current portion	1,416,325	1,446,853

Total Noncurrent Liabilities	2,512,504	2,251,059

Total Liabilities	13,895,786	14,720,435

Stockholders' Deficit:
Convertible Preferred Stock, Series AA, No Par Value, 147,500 Shares Authorized; 46,662 Shares Issued and Outstanding, at December 31, 2015 and 2014, Respectively	136,149	136,149
Common Stock, No Par Value, 30,000,000 Shares Authorized; 16,396,579 and 14,945,789 Shares Issued and Outstanding, at December 31, 2015 and 2014, respectively	38,846,751	38,014,730
Paid in Capital	425,678	337,640

Accumulated Deficit	(41,634,059)	(39,623,243)
Accumulated Other Comprehensive Loss	-	(6,503)

Total Stockholders' Deficit	(2,225,481)	(1,141,227)

Total Liabilities and Stockholders' Deficit	$11,670,305	$13,579,208

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2015, AND 2014

	2015	2014
Revenues:
Sale of Oil and Gas	$1,018,928	$2,598,297
Supervisory Fees and Other	694,160	623,201

Total Revenues	1,713,088	3,221,498

Costs and Expenses:
General and Administrative	3,181,571	3,162,113
Lease Operating	1,000,769	1,427,673
Delay Rentals	448,313	616,806
Lease Impairment	424,163	268,093
Well Equipment Write Down	60,960	-
Bad Debt Expense	536,538	653,133
Legal and Accounting	558,471	401,160
Marketing	326,143	430,779
Depreciation, Depletion and Amortization	400,813	315,574

Total Costs and Expenses	6,937,741	7,275,331

Gain on Turnkey Drilling Programs	2,330,969	1,640,731
Gain on Sale of Assets	968,956	342,851

Loss from Operations	(1,924,728)	(2,070,251)

Other Expense:
Interest Expense	(86,088)	(81,605)

Loss Before Income Tax Expense	(2,010,816)	(2,151,856)

Provision for Income Taxes	-	-
Net Loss	(2,010,816)	(2,151,856)

Basic Loss Per Share	(0.13)	(0.14)

Diluted Loss Per Share	(0.13)	(0.14)

Other Comprehensive Income (Loss)
Unrealized Loss on Equity Securities	-	16,448
Less: Reclassification Adjustment for Losses Included in Net Income	(6,503)	-

Other Comprehensive Gain (Loss) before tax	6,503	(16,448)

Other Comprehensive Gain (Loss), net of tax	6,503	(16,448)

Comprehensive Loss	(2,004,313)	(2,168,304)

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

			Preferred Stock
	Common Stock		Series AA				Accumulated
	Number of Shares		Number of Shares		Additional		Other
	Issued and		Issued and		Paid in	Accumulated	Comprehensive
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2013	14,942,728	$37,996,865	52,784	$154,014	$303,855	$(37,471,387)	$9,945	$993,292

Series AA Conversion to Common (2 for 1)	3,061	$17,865	(6,122)	(17,865)				-

Director’s Stock Option Grant					33,785			33,785

Available for Sale Securities - Unrealized Gain (Loss), net of tax							(16,448)	(16,448)

Net Loss						(2,151,856)		(2,151,856)

Balance, December 31, 2014	14,945,789	$38,014,730	46,662	$136,149	$337,640	$(39,623,243)	$(6,503)	$(1,141,227)
Common Stock Private Placement Sale	701,397	534,274			(44,158)			490,116

Director's Stock Options Grant					86,877			86,877

Common Stock RDO Private Placement Sale	485,486	153,876			45,319			199,195

Common Stock Issued to Executives in lieu of Compensation	263,907	143,871						143,871

Available for Sale Securities - Reclassification Adjustment for Losses Included in Net Income							6,503	6,503

Net Loss						(2,010,816)		(2,010,816)

Balance, December 31, 2015	16,396,579	$38,846,751	46,662	$136,149	$425,678	$(41,634,059)	$-	$(2,225,481)

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(2,010,816)	$(2,151,856)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation, Depletion, and Amortization	400,813	315,574
Lease Impairment	424,163	268,093
Gain on Sale of Assets	(968,956)	(342,851)
Gain on Turnkey Drilling Programs	(2,330,969)	(1,640,731)
Bad Debt Expense	536,538	653,133
Stock-Based Compensation	230,749	33,785
Realized Loss on Equity Securities	6,503	-
Well Equipment and Other Assets Write Down	60,960	-
(Increase) Decrease in:
Other & Revenue Receivables	1,187,810	(1,225,817)
Prepaid Expenses and Other Assets	(236,615)	16,569
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(1,273,360)	(887,926)
Deferred Drilling Obligations	477,742	1,811,853
Deferred Income Taxes	-	(1,775)
Net Cash Used by Operating Activities	(3,495,438)	(3,151,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for Oil And Gas Properties	(3,753,134)	(3,182,600)
Proceeds from Turnkey Drilling Programs	4,955,734	4,172,296
Proceeds from Sale of Assets	2,334,537	369,977
Net Cash Provided by Investing Activities	3,537,137	1,359,673

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Long-Term Debt	-	-
Principal Payments on Long-Term Debt	(29,031)	(24,116)
Proceeds from Stock Options and Warrant Exercises	-	-
Proceeds from Sale of Common Stock	689,310	-

Net Cash Provided by (Used In) Financing Activities	660,279	(24,116)

Net Increase (Decrease) in Cash and Cash Equivalents	701,978	(1,816,392)

Cash & Cash Equivalents at Beginning of Year	3,061,841	4,878,233

Cash & Cash Equivalents at End of Year	$3,763,819	$3,061,841

Cash Paid for Interest	$86,088	81,606

Cash Paid for Taxes	$1,000	3,855

Supplemental Schedule of Non-Cash Investing and Financing Transactions:
Conversion of Series AA Stock to Common Stock	$-	$17,865
Unrealized Gain (Loss) on Available-for-Sale Securities, net of tax effect	$-	$(16,448)
Reclassification Adjustment for Losses Included in Net Income	$(6,503)	$-

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Royale Energy, Inc. (“Royale Energy,” “Royale,” or the “Company”) is presented to assist in understanding Royale Energy's financial statements.  The financial statements and notes are representations of Royale Energy's management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Description of Business

Royale Energy is an independent oil and gas producer which also has operations in the area of turnkey drilling.  Royale Energy owns wells and leases in major geological basins located primarily in California, Texas, Alaska and Utah. Royale Energy offers fractional working interests and seeks to minimize the risks of oil and gas drilling by selling multiple well drilling projects which do not include the use of debt financing.

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

Liquidity

The primary sources of liquidity have historically been issuances of common stock and operations. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, and the sale of oil and natural gas property participation interest. Assuming there are no further changes in expected sales and expense trends subsequent to March 14, 2016, the Company believes that its cash position together with anticipated financing activities, which include the sale of our office building and land, will be sufficient to continue operations for the foreseeable next twelve months.

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

Impairment analyses are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During 2015 and 2014, impairment losses of $424,163 and $268,093, respectively, were recorded on various capitalized lease and land costs that were no longer viable.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.    The company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed due to the permitting process or drilling rig availability.  At December 31, 2015 and 2014, Royale Energy had Deferred Drilling Obligations of $8,415,528 and $7,937,786, respectively.

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

Other Receivables

Our other receivables consists of receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.    At December 31, 2015 and 2014, the Company established an allowance for uncollectable accounts of $2,270,773 and $1,734,713, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

Income (Loss) Per Share

Basic and diluted losses per share are calculated as follows:

	For the Year Ended December 31, 2015
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Loss Per Share:
Net loss available to common stock	$(2,010,816)	15,194,534	$(0.13)

Loss Per Share:
Effect of dilutive securities and stock options		-	$-

Net loss available to common stock	$(2,010,816)	15,194,534	$(0.13)

	For the Year Ended December 31, 2014
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Loss Per Share:
Net income available to common stock	$(2,151,856)	14,943,323	$(0.14)

Loss Per Share:
Effect of dilutive securities and stock options		-	$-

Net loss available to common stock	$(2,151,856)	14,943,323	$(0.14)

For the years ended December 31, 2015 and 2014, Royale Energy had dilutive securities of 23,331 and 161,966, respectively.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

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

Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions

At December 31, 2015 and 2014, Royale Energy does not have any financial assets measured and recognized at fair value on a recurring basis.  The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, "Asset Retirement and Environmental Obligations" ("FASB ASC 410"). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 3 for further discussion of the Company's asset retirement obligations.

Reclassifications

Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented herein.

Recently Issued Accounting Pronouncements

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the year ended December 31, 2015.

ASU 2014-15: Presentation of Financial Statements – Going Concern (Subtopic 205-40)
In June 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern.  Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. ASU 2014-15 becomes effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU 2015-14: Revenue from Contracts with Customers (Topic 606)
In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606)." The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is still evaluating the effect of the adoption of ASU 2014-09.

ASU 2016-01: Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)
In January 2016, FASB issued ASU 2016-0,1 which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in Other Comprehensive Income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The Update provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The Update also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The new standard becomes effective for fiscal years beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument-specific credit risk and the fair value disclosure exemption provided to nonpublic entities.  The Company is currently evaluating the effects of adopting ASU 2016-01 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 2 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31:

	2015	2014
Oil and Gas

Producing properties, including intangible drilling costs	$5,217,637	$4,920,521
Undeveloped properties	2,381,564	2,773,422
Lease and well equipment	4,339,122	4,410,120
	11,938,323	12,104,063
Accumulated depletion, depreciation and amortization	(7,656,731)	(7,318,510)

	$4,281,592	$4,785,553

Commercial and Other	2015	2014

Real estate, including furniture and fixtures	$2,266,050	$2,768,394
Vehicles	118,061	116,830
Furniture and equipment	1,120,760	1,114,086
	3,504,871	3,999,310
Accumulated depreciation	(1,253,985)	(1,190,197)
	2,250,886	2,809,113
	$6,532,478	$7,594,666

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

	2015	2014

Acquisition - Proved	$69,446	3,215
Acquisition- Unproved	$113,749	84,715
Development	$672,651	1,346,433
Exploration	$1,845,585	2,309,105

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB Accounting Standards Codification requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during 2015 or 2014. We did not charge any previously capitalized exploratory well costs to expense upon adoption of Topic.  Undeveloped properties are not subject to depletion, depreciation or amortization.

	12 Months Ended December 31,
	2015	2014
Beginning balance at January 1	$-	$-

Additions to capitalized exploratory well costs pending the determination of proved reserves	$85,640	$188,017

Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	$(85,640)	$(188,017)

Ending balance at December 31	$-	$-

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the two years ended December 31, are as follows:

	2015	2014

Oil and gas sales	$1,018,928	2,598,297
Production related costs	(1,449,082)	(2,044,479)
Lease Impairment	(424,163)	(268,093)
Depreciation, depletion and amortization	(400,813)	(315,574)

Results of operations from producing and exploration activities	$(1,255,130)	(29,849)
Income Taxes (Benefit)	-	-

Net Results	$(1,255,130)	(29,849)

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

	2015	2014
Asset retirement obligation, Beginning of the year	$804,206	$862,369
Liabilities incurred during the period	321,560	7,638
Settlements	(68,360)	(66,304)
Accretion expense	38,773	503

Asset retirement obligation, End of year	$1,096,179	$804,206

NOTE 4 - TURNKEY DRILLING OBLIGATION

Royale Energy receives funds under turnkey drilling contracts, which require Royale Energy to drill oil and gas wells within a reasonable time period from the date of receipt of the funds.  As of December 31, 2015 and 2014, Royale Energy had recorded deferred turnkey drilling associated with undrilled wells of $8,415,528 and $7,937,786, respectively, as a current liability.

NOTE 5 - LONG-TERM DEBT

	2015	2014

On December 24, 2013, Royale Energy, Inc. entered into an agreement between the Company, as buyer, and North Island Financial Credit Union as seller, for the purchase of commercial property in San Diego, California, for a purchase price of $2,000,000, of which $500,000 was paid in cash on the date of purchase, and $1,500,000 was borrowed from AmericanWest Bank, NA, with a note secured by the property being purchased.  The note carries an interest rate of 5.75% until paid in full.  Royale will pay this loan in 119 regular payments of $9,525 each and one balloon payment estimated at $1,150,435. Royale’s first payment was due February 1, 2014, and all subsequent payments are due on the same day of each month after that. Royale’s final payment will be due on January 1, 2024, and will be for all principal and all accrued interest not yet paid. Payments include principal and interest. Stephen M Hosmer, President, CFO is named as a personal guarantor of the loan. The loan agreement contains certain covenants that, among other things, Royale must maintain a ratio of EBITDA-Debt Service Coverage in excess of 1.50 to 1.00.  At December 31, 2015, Royale was not in compliance with this covenant, but obtained a forbearance from the bank from terms of that covenant to May 26, 2016.  The Company is currently in the process of finalizing the sale of the office building and associated land, which is expected to resulting full payment of the long-term debt.  However, there is no guarantee that the sale will be completed.
	$1,446,853	$1,475,884

Total Long Term Debt	$1,446,853	$1,475,884

Less Current Maturity	30,528	$29,031

Long Term Debt Less Current Portion	$1,416,325	$1,446,853

Maturities of long-term debt for the years subsequent to December 31, 2015 are as follows:

Year Ended December 31,
2016	$30,528
2017	$32,597
2018	$34,549
2019	$36,618
Thereafter	$1,312,561

Total	$1,446,853

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

Significant components of the Company’s deferred assets and liabilities at December 31, 2015 and 2014, respectively, are as follows:

	2015	2014
Deferred Tax Assets (Liabilities):
Statutory Depletion Carry Forward	$555,093	$672,480
Net Operating Loss	4,651,428	4,568,737
Other	1,247,829	939,061
Share-Based Compensation	96,536	70,921
Capital Loss / AMT Credit Carry Forward	18,915	76,410
Charitable Contributions Carry Forward	21,644	16,602
Allowance for Doubtful Accounts	887,418	681,052
Oil and Gas Properties and Fixed Assets	4,980,324	4,828,214
	$12,459,187	$11,853,477
Valuation Allowance	(12,459,187)	(11,853,477)
Net Deferred Tax Asset	$-	$-

Deferred Tax Assets:
Current	$150,845	$126,499
Non-current	(150,845)	(126,499)
Deferred Tax Liabilities:
Current
Non-current
Net Deferred Tax Asset	$-	$-

At the end of 2014, management reviewed the realizability of the Company’s net deferred tax assets.  Due to the Company’s cumulative losses in recent years, Royale and its management concluded that it is not “more-likely-than-not” its deferred tax assets will be realized.  As a result, the Company recorded a full valuation allowance against the net deferred tax assets in 2014.  At the end of 2015, management reviewed the reliability of the Company’s net deferred tax assets, and due to the Company’s continued cumulative losses in recent years, Royale and its management concluded it is not “more-likely-than-not” its deferred tax assets will be realized.  As a result, the Company will continue to record a full valuation allowance against the deferred tax assets in 2015.  The Company will assess the realizability of the deferred tax assets at least yearly and make appropriate updates as needed.  The Company had statutory percentage depletion carry forwards of approximately $1.4 million at December 31, 2015.  The depletion has no expiration date.  The Company also has a net operating loss carry forward of approximately $11.6 million at December 31, 2015, which will begin to expire in 2027.

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the statutory income tax rates at December 31, 2014 and 2013, respectively, to pretax income is as follows:

	2015	2014

Tax (benefit) computed at statutory rate of 34%	$(683,678)	$(731,630)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other	957	-
Other non-deductible expenses	1,478	1,665
Change in valuation allowance	681,243	729,965
Provision (benefit)	$-	$-

The components of the Company’s tax provision are as follows:

	2015	2014

Current tax provision (benefit) – federal	$-	-
Current tax provision (benefit) – state	-	-
Deferred tax provision (benefit) – federal	-	-
Deferred tax provision (benefit) – state	-	-

Total provision (benefit)	$-	-

In January 2007, Royale adopted additional provisions from the Income Taxes Topic of the FASB Accounting Standards Codification, which clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  As a result of our implementation of the Topic at the time of adoption and at December 31, 2015, the Company did not recognize a liability for uncertain tax positions.  Currently, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our balance sheets. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The tax years 2011 through 2014 remain open to examination by the taxing jurisdictions in which we file income tax returns.

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

The Series AA Convertible Preferred Stock does not have the right of redemption at the stockholders' option.  The preferred stock is not registered under the Securities Exchange Act of 1934, and no market exists for the preferred stock.  The shares of Series AA Preferred stock are convertible into shares of Royale Energy's common stock at the option of the security holder, at the rate of two shares of convertible preferred stock for each share of common stock.  During the year ending December 31, 2014, there was a conversion of 6,122 Series AA Preferred shares, with a book value of $17,865, for 3,061 common shares.  There were no such conversions during 2015.   As of December 31, 2015 and 2014, and there were 46,662 and 46,662 shares, respectively of Series AA Preferred stock issued and outstanding.

NOTE 8 - COMMON STOCK

In May 2015 and April 2014, Royale Energy entered into Sales Agreements with Roth Capital Partners, LLC (Roth), under which the Company had the ability to issue and sell shares of its common stock from time to time in an at the market equity offering program with Roth acting as the Company’s sales agent.  Royale Energy sold 701,397 shares of common stock for total consideration of $556,123 under the 2015 Sales Agreement and no shares of common stock under the 2014 Sales Agreement.  Both agreements have been terminated as of December 31, 2015.

On November 25, 2015, Royale Energy entered into a securities purchase agreement and related agreements with a group of individual investors pursuant to a registered direct offering.  Under the terms of the agreements, the investors purchased 497,948 shares of Royale’s common stock at $0.408 per share, and received warrants to purchase up to 248,973 shares (the “Warrants’) of stock at $1.00 per share for three (3) years, for a total of $203,165 in gross proceeds,.  Each Warrant becomes exercisable one year from the date of issuance.  Each Warrant contains customary adjustments for corporate events such as reorganizations, splits, and dividends.  The fair value of each warrant was estimated on the grant date using the Black-Scholes option-pricing model.  This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected warrant life and expected volatility in the market value of the underlying common stock.  For these warrants, the value was calculated with the following assumptions: expected volatility of 78.96%, risk-free market interest rate of 1.13%, an expected term of 1,460 days, and an exercise price of $1.00.

NOTE 9 - OPERATING LEASES

Royale rents an office and yard in Woodland, CA on a month-to-month basis that currently calls for monthly payments of $500.  Rental expense for the years ended December 31, 2015 and 2014 was $10,400 and $74,047 respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

As of February 23, 2016, Donald H. Hosmer, Royale Energy’s co-president and co-chief executive officer owns 8.08% of Royale Energy common stock. Donald H. Hosmer is the brother of Stephen M. Hosmer, and son of Harry E. Hosmer.  Donald has participated individually in 178 wells under the 1989 policy.  During 2015, Donald participated in fractional interests of two wells in the amount of $3,143 and in 2014 participated in fractional interests of four wells in the amount of $18,692.  At December 31, 2015, Royale had a receivable balance of $991 due from Donald Hosmer for normal drilling and lease operating expenses.

As of February 23, 2016, Stephen M. Hosmer, Royale Energy’s co-president, co-chief executive officer and chief financial officer, owns 7.89% of Royale Energy common stock.  Stephen M. Hosmer is the brother of Donald H. Hosmer and son of Harry E. Hosmer.  Stephen has participated individually in 178 wells under the 1989 policy.  During 2015, Stephen participated in fractional interests of four wells in the amount of $4,389 and in 2014 participated in fractional interests of four wells in the amount of $7,714.  At December 31, 2015, Royale had a receivable balance of $7,696 due from Stephen Hosmer for normal drilling and lease operating expenses.

As of February 23, 2016, Harry E. Hosmer, Royale Energy's former president and former chief executive officer, owns 4.41% of Royale Energy common stock. Donald H. and Stephen M. Hosmer are sons of Harry E. Hosmer.  Donald H. Hosmer and Stephen M. Hosmer are also officers and directors of Royale Energy.  Harry Hosmer also assists Royale Energy on a consulting basis and receives $13,805 monthly for these services.  During 2015, Harry Hosmer participated in fractional interests of four wells in the amount of $5,633 and in 2014 participated in fractional interests of three wells in the amount of $9,985.  At December 31, 2015, Royale had a receivable balance of $4,380 due from Harry Hosmer for normal drilling and lease operating expenses.

NOTE 11 - STOCK COMPENSATION PLAN

During the Board of Directors meeting held in December 2010, directors and executive officers of Royale Energy were each granted 50,000 stock options, a total of 400,000 options, to purchase common stock at an exercise or base price of $3.25 per share.  These options vested in two parts; the first 200,000 options vested on January 1, 2012; the remaining 200,000 options vested on January 1, 2013.  The options were granted with a legal life of five years, and a service period of two years beginning January 1, 2012.  In 2013, Royale did not recognize any compensation costs or tax effect related to this grant.

During the October 10, 2014 Board of Directors meeting, directors and executive offices of Royale Energy were granted 20,000 options each, 140,000 total, to purchase common stock at an exercise price of $5.00 per share. These options were granted for a period of 3 years and will expire on December 31, 2017.  These options became exercisable at 5,000 shares per period beginning October 13, 2014, January 1, 2015, April 1, 2015 and July 1 2015. During 2015 and 2014, Royale recognized compensation costs of $86,877 and $33,785, respectively, relating to this option grant.  There were no stock options granted during 2015.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.  This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. There were 0 and 140,000 options granted in the years ended December 31, 2015 and 2014, respectively. The 2014 options were granted with the following assumptions:

Options	2015	2014

Expected volatility	-	81.33%

Weighted-average volatility	-	81.33%

Expected dividends	-	-

Expected term (months)	-	39

Risk-free rate	-	.57%

Since, at the time of option grant, there was currently no market for options of Royale’s common stock, expected volatilities are based on historical volatility of the Company’s common stock and other factors.  The risk-free rate for the periods within the contractual life of the option is based on quoted market yields for U.S. Treasury debt securities. The expected dividend yield was zero as the Company was subject to debt covenant prohibiting the payment of dividends.  Royale Energy uses historical data to estimate option exercise and board member turnover within the valuation model.  Compensation expense related to stock options was recorded net of estimated forfeitures, which for options remaining at December 31, 2016, Royale expects no additional forfeitures.

A summary of the status of Royale Energy's stock option plan as of December 31, 2015 and 2014, and changes during the years ending on those dates is presented below:

	2015		2014
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options
Outstanding and Exercisable at Beginning of Year	281,308	$3.47	346,308	$3.25
Granted or Vested	100,000	5.00	35,000	5.00
Exercised	-	-	-	-
Forfeited	(281,308)	-	(100,000)	-

Options Outstanding and Exercisable at Year End	100,000	$5.00	281,308	$3.47

Weighted-average Fair Value of Options Granted During the Year	$-		$-

At December 31, 2015, Royale Energy’s stock price, $0.36, was less than the weighted average exercise price, and as such the outstanding and exercisable stock options had no intrinsic value.  The stock options granted in 2014 have a weighted-average remaining contractual term of two years as of December 31, 2015. There were no stock options granted during 2015.

A summary of the status of Royale Energy's non-vested stock options as of December 31, 2015 and 2014, and changes during the years ending on those dates is presented below:

	2015		2014
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Non-vested Stock Options
Non-vested at Beginning of Year	105,000	$0.97	-	$-
Granted	-	-	140,000	0.97
Reinstated	-	-	-	-
Vested	90,000	0.97	35,000	0.97
Expired or Forfeited	15,000	0.97	-	-

Non-vested at End of Year	-	$	105,000	$0.97

During 2015 and 2014, we recognized $86,877 and $33,785, respectively, in compensation costs for the vested stock options.

NOTE 12 - SIMPLE IRA PLAN

In April 1998, the Company established a Simple IRA pension plan covering all employees. The Company will contribute a matching contribution to each eligible employee’s Simple IRA equal to the employee’s salary reduction contributions up to a limit of 3% of the employee’s compensation for the year. The employer contribution for the years ending December 31, 2015 and 2014, were $43,001, and $47,081 respectively.

NOTE 13 - ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the continuing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy's business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance and remediation costs in 2015 or 2014.

Royale Energy is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of Royale Energy.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

The Company bids its gas sales on a month to month basis and generally sells to a single customer without commitment to future gas sales to any particular customer. The Company normally sells approximately 87% of its monthly natural gas production to one customer on a month to month basis.  Since we are able to sell our natural gas to other readily available customers, the loss of any one customer would not have an adverse effect on our overall sales operations.

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution for our interest bearing accounts in the years ended December 31, 2015, and 2014.  At December 31, 2015, and 2014, the Company’s non-interest bearing accounts were fully insured by the FDIC.   At December 31, 2015 and 2014, cash in banks exceeded the FDIC limits by approximately $3.4 million and $2.8 million, respectively. The Company has not experienced any losses on deposits.

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

NOTE 16 – SUBSEQUENT EVENTS

On February 11, 2016, Royale Energy, Inc. entered into a purchase and sale agreement for the sale of its corporate headquarters building located in El Cajon, California for $2.5 million.  The buyer is currently conducting its due diligence process.

Pursuant to the Form S-8 filed with the Securities and Exchange Commission on December 15, 2015 (File No. 333-208555), Royale Energy, Inc. has issued 1,220,084 shares of Royale Energy, Inc. common stock valued at $163,437 to its directors and offices as a portion of their compensation from January 2016 through the date of filing.  The shares were valued at the closing market price on the date of grant, and were instead of their cash compensation.  Since the Form S-8 was filed in December 2015, Royale has issued 1,405,821 shares of Royale Energy, Inc. common stock valued at $251,805 to it directors and officer under this registration statement.

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

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent petroleum engineering consultant Netherland, Sewell & Associates, Inc., the net reserve value of its proved developed and undeveloped reserves was approximately $3.2 million at December 31, 2015, based on natural gas prices ranging from $2.59 per MCF to $2.98 per MCF as applied on a field-by-field basis.  Netherland, Sewell & Associates, Inc. provided reserve value information for the Company’s California, Texas, Oklahoma, Utah and Louisiana properties. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures.  These estimates do not include probable or possible reserves.

The technical persons responsible for preparing the reserves estimates presented in the report of Netherland, Sewell & Associates, Inc., meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.  Netherland, Sewell & Associates, Inc. is a firm of independent petroleum engineers, geologists, geophysicists, and petrophysicists; and do not own an interest in our properties and are not employed on a contingent basis.  All activities and reports performed and completed by Netherland, Sewell & Associates, Inc. with regards to our reserve valuation estimates are reviewed Royale’s management.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2015 and 2014, and changes in such quantities during each of the years then ended, were as follows:

	2015		2014

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed and undeveloped reserves:
Beginning of period	1,781	4,131,806	38,265	3,914,250
Revisions of previous estimates	(178)	(1,323,741)	(35,799)	(101,944)
Production	(403)	(363,168)	(685)	(547,898)
Extensions, discoveries and improved recovery	-	48,912	-	867,398
Purchase of minerals in place	2,400	16,900	-	-
Sales of minerals in place	-	-	-	-

Proved reserves end of period	3,600	2,510,700	1,781	4,131,806

	2015		2014

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed reserves:

Beginning of period	587	3,786,785	5,984	3,168,142

End of period	-	2,174,100	587	3,786,785

	2015		2014

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved undeveloped reserves:

Beginning of period	1,194	345,021	32,281	746,108

End of period	3,600	336,600	1,194	345,021

For December 31, 2015, natural gas extensions, discoveries and improved recovery were 48,912 MCF which was added due to the drilling one new exploratory well during 2015.  This new well consisted of 4,312 MCF of proved developed producing reserves and 44,600 proved developed non-producing reserves.  A location which had 658,894 MCF in proved developed reserves at December 31, 2014, was drilled and began producing in 2014, was revised downward 566,405 MCF at December 31, 2015.  A location which was drilled in 2011 and began producing in 2013, was revised downward 135,729 MCF at December 31, 2015.  A location which was drilled and began producing in 2012, had proved developed producing reserves of 229,287 at December 31, 2014, was revised downward 184,436 MCF at December 31, 2015.  A location which was drilled and began producing in 2013, had proved developed producing reserves of 111,445 at December 31, 2014, was revised downward 80,486 MCF at December 31, 2015. Additionally in 2015, four locations which were drilled prior to 2011, had a total of 905,646 MCF of proved developed reserves at December 31, 2014, were revised downward 306,366 MCF at December 31, 2015.

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The standardized measure of discounted future net cash flows is presented below for the two years ended December 31, 2015.

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

2016	$197,000
2017	376,700
2018	-
Thereafter	89,100

Total	$662,800

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

	2015	2014

Future cash inflows	$6,962,900	19,919,930
Future production costs	(3,066,200)	(6,860,440)
Future development costs	(662,800)	(648,000)
Future income tax expense	(970,170)	(3,723,477)

Future net cash flows	2,263,730	8,688,013

10% annual discount for estimated timing of cash flows	(704,014)	(2,072,974)

Standardized measure of discounted future net cash flows	$1,559,716	6,615,039

Sales of oil and gas produced, net of production costs	$(155,847)	(936,266)

Revisions of previous quantity estimates	(5,089,087)	1,082,838
Net changes in prices and production costs	(2,238,956)	(708,607)
Sales of minerals in place	-	-
Purchases of minerals in place	6,000	-

Extensions, discoveries and improved recovery	36,000	1,234,621
Accretion of discount	220,000	740,292

Net change in income tax	2,166,567	(849,028)

Net increase (decrease)	$(5,055,323)	1,981,064

Future Development Costs

In order to realize future revenues from our proved reserves estimated in our reserve report, it will be necessary to incur future costs to develop and produce the proved reserves.  The following table estimates the costs to develop and produce our proved reserves in the years 2016 through 2018.

Future development cost of:	2016	2017	2018
Proved developed reserves	$-	$-	$-
Proved non-producing reserves	114,200	34,000	-
Proved undeveloped reserves	82,800	342,700	-

Total	$197,000	$376,700	$-

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

2015	$-
2014	$549,236