Form 10-Q
period 2016-03-31
ROYALE ENERGY INC
filed 2016-05-09
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☐    No  ☒

At May 2, 2016, a total of 18,399,124 shares of registrant’s common stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$2,543,296	$3,763,819
Other Receivables, net	409,453	381,192
Revenue Receivables	99,409	147,936
Prepaid Expenses	168,074	114,036

Total Current Assets	3,220,232	4,406,983

Other Assets	690,844	730,844

Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	6,396,095	6,532,478

Total Assets	$10,307,171	$11,670,305

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable and Accrued Expenses	$3,205,711	$2,937,226
Current Portion of Long-Term Debt	31,200	30,528
Deferred Drilling Obligation	7,199,443	8,415,528

Total Current Liabilities	10,436,354	11,383,282

Noncurrent Liabilities:
Asset Retirement Obligation	1,130,357	1,096,179
Note Payable, less current portion	1,408,074	1,416,325

Total Noncurrent Liabilities	2,538,431	2,512,504

Total Liabilities	12,974,785	13,895,786

Stockholders' Deficit:
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 46,662 shares issued and outstanding at March 31, 2016 and December 31, 2015	136,149	136,149
Common Stock, no par value, authorized 30,000,000 shares, 17,651,385 and 16,396,579 shares issued and outstanding at March 31, 2016 and December 31, 2015	39,028,938	38,846,751
Additional Paid in Capital	425,678	425,678
Accumulated Deficit	(42,258,379)	(41,634,059)

Total Stockholders' Deficit	(2,667,614)	(2,225,481)

Total Liabilities and Stockholders' Deficit	$10,307,171	$11,670,305

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2016 AND 2015

	2016	2015
	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$134,117	$294,309
Supervisory Fees and Other	152,841	175,760

Total Revenues	286,958	470,069

Costs and Expenses:
General and Administrative	632,777	828,944
Lease Operating	185,135	314,792
Delay Rentals	-	29,128
Lease Impairment	-	12,681
Well Equipment Write Down	10,589	19,000
Legal and Accounting	159,637	224,476
Marketing	44,381	76,988
Depreciation, Depletion and Amortization	77,183	74,791

Total Costs and Expenses	1,109,702	1,580,800

Gain on Turnkey Drilling	220,074	-

Loss From Operations	(602,670)	(1,110,731)
Other Expense:
Interest Expense	(21,650)	(21,185)

Loss Before Income Tax Expense	(624,320)	(1,131,916)

Net Loss	$(624,320)	$(1,131,916)

Basic Loss Per Share:
Net Loss available to common stock	$(0.04)	$(0.08)

Diluted Loss Per Share	$(0.04)	$(0.08)

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(624,320)	$(1,131,916)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	77,183	74,791
Lease Impairment	-	12,681
Gain on Turnkey Drilling Programs	(220,074)	-
Well Equipment Write Down	10,589	19,000
Stock-Based Compensation	182,187	33,786
(Increase) Decrease in:
Other & Revenue Receivables	20,266	23,942
Prepaid Expenses and Other Assets	(24,627)	(487,506)
Increase (Decrease) in:
Accounts Payable and Accrued expenses	302,663	(93,180)

Net Cash Used in Operating Activities	(276,133)	(1,548,402)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(1,411,811)	(1,055,922)
Proceeds from Turnkey Drilling Programs	475,000	625,001

Net Cash Used In Investing Activities	(936,811)	(430,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(7,579)	(7,390)

Net Cash Used in Financing Activities	(7,579)	(7,390)

Net Decrease in Cash and Cash Equivalents	(1,220,523)	(1,986,713)

Cash at Beginning of Period	3,763,819	3,061,841

Cash at End of Period	$2,543,296	$1,075,128

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$21,650	$21,185

Cash Paid for Taxes	$2,100	$800

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

Liquidity

The primary sources of liquidity have historically been issuances of common stock and operations. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, and the sale of oil and natural gas property participation interest. Assuming there are no further changes in expected sales and expense trends subsequent to May 6, 2016, the Company believes that its cash position together with anticipated financing activities, which include the sale of our office building and land, will be sufficient to continue operations for the foreseeable future.
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

Impairment analysis are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value.  No impairment losses were recorded during the three months ended March 31, 2016.  During the three months ended March 31, 2015 an impairment loss of $12,681 was recorded on various capitalized lease and land costs that were no longer viable.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.    The company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed due to the permitting process or drilling rig availability.  At March 31, 2016 and December 31, 2015, Royale Energy had Deferred Drilling Obligations of $7,199,443 and $8,415,528, respectively.

If Royale Energy is unable to drill the wells, and a suitable replacement well is not found, Royale would retain the non-refundable portion of the contact and return the remaining funds to the participant.  Included in cash are amounts for use in completion of turnkey drilling programs in progress.

Losses on properties sold are recognized when incurred or when the properties are held for sale and the fair value of the properties is less than the carrying value.

Cash

Cash includes cash on hand and on deposit.

Other Receivables

Our other receivables consists of receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.    At March 31, 2016 and December 31, 2015, the Company had an allowance for uncollectable accounts of $2,270,773 and $2,270,773, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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
Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

At March 31, 2016 and December 31, 2015, Royale Energy did not have any financial assets measured and recognized at fair value on a recurring basis.  The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, "Asset Retirement and Environmental Obligations" ("FASB ASC 410"). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

Reclassifications

Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented herein.

Recently Issued Accounting Pronouncements

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the quarter ended March 31, 2016:

ASU 2016-01: Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)

In January 2016, FASB issued ASU 2016-01 which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in Other Comprehensive Income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. The Update provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The Update also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The new standard becomes effective for fiscal years beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument-specific credit risk and the fair value disclosure exemption provided to nonpublic entities.  The Company is currently evaluating the effects of adopting ASU 2016-01 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU No. 2016-02: Leases (Topic 842). In February 2016, FASB issued ASU 2016-02 which aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing agreements. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU 2016-09: Compensation—Stock Compensation (Topic 718): Improvements to Employee Share- Based Payment Accounting. In March 2016, FASB issued ASU 2016-09 which amends several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. If early adopted, an entity must adopt all of the amendments in the same period. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on the Company's financial statements.

NOTE 2 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	For the Three Months ended
	March 31, 2016
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic Loss Per Share:
Net loss available to common stock	$(624,320)	17,049,067	$(0.04)

Diluted Loss Per Share:
Effect of dilutive securities and stock options	-	-	-

Net loss available to common stock	$(624,320)	17,049,067	$(0.04)

	For the Three Months ended
	March 31, 2015
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic Loss Per Share:
Net loss available to common stock	$(1,131,916)	14,945,789	$(0.08)

Diluted Loss Per Share:
Effect of dilutive securities and stock options	-	-	-

Net loss available to common stock	$(1,131,916)	14,945,789	$(0.08)

For the three months ended March 31, 2016 and 2015, Royale Energy had dilutive securities of 23,331 and 23,331, respectively.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Oil and Gas
Producing properties, including drilling costs	$5,217,141	$5,217,637
Undeveloped properties	2,394,840	2,381,564
Lease and well equipment	4,263,802	4,339,122
	11,875,783	11,938,323

Accumulated depletion, depreciation & amortization	(7,714,540)	(7,656,731)
	4,161,243	4,281,592
Commercial and Other
Real Estate, Bldg Improvements, including furn and fix	2,266,050	2,266,050
Vehicles	118,061	118,061
Furniture and equipment	1,120,760	1,120,760
	3,504,871	3,504,871

Accumulated depreciation	(1,270,019)	(1,253,985)
	2,234,852	2,250,886
	$6,396,095	$6,532,478

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB Accounting Standards Codification requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the periods in 2016 or 2015.

NOTE 4 – STOCK COMPENSATION PLAN

During the October 10, 2014 Board of Directors meeting, directors and executive offices of Royale Energy were granted 20,000 options each, 140,000 total, to purchase common stock at an exercise price of $5.00 per share. These options were granted for a period of 3 years and will expire after December 31, 2017.  These options become exercisable at 5,000 shares per period beginning October 13, 2014, January 1, 2015, April 1, 2015 and July 1 2015.  There were no stock compensation costs related to this option grant recognized during the quarter ended March 31, 2016.  During the quarter ended March 31, 2015, Royale recognized compensation costs of $33,786 relating to this option grant.

NOTE 5 – INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  At the end of 2015, management reviewed the reliability of the Company’s net deferred tax assets, and due to the Company’s continued cumulative losses in recent years, Royale and it management concluded it is not “more-likely-than-not” its deferred tax assets will be realized.  As a result, the Company will continue to record a full valuation allowance against the deferred tax assets in 2016.

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the statutory income tax rates at March 31, 2016 and 2015, respectively, to pretax income is as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Tax benefit computed at statutory rate of 34%	$(212,269)	$(384,851)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other
Other non-deductible expenses	140	216
Change in valuation allowance	212,129	384,635
Provision (benefit)	$-	$-

NOTE 6 – SUBSEQUENT EVENTS

On April 19, 2016, Royale Energy issued 622,316 restricted common shares to one individual in exchange for cash proceeds of $200,000 under a private placement (Reg. D) stock sale.

On September 14, 2015, Hemco Development, LLC (“Hemco”) filed a complaint, asserting that the Company owed Hemco $451,080.10 for the Company’s share of operating costs. On April 29, 2016, the Company entered into a settlement agreement with Hemco which includes payment of a reduced amount over time and the assignment of well interests.  The final payment is scheduled for October 1, 2016.  A dismissal with prejudice of the entire lawsuit is yet to be filed by Hemco.  As of March 31, 2016, the Company has recorded a liability within its accounts payable due to Hemco of $451,080.10.

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

Results of Operations

For the three months ended March 31, 2016, we had a net loss of $624,320, a $507,596 improvement when compared to the net loss of $1,131,916 during the first quarter of 2015.  This improvement was mainly due to cost reduction measures and the gain from the drilling of a well during the period in 2016.  Total revenues for the first quarter in 2016 were $286,958, a decrease of $183,111 or 39% from the total revenues of $470,069 during the period in 2015.  The lower revenues were the result of decreases in both natural gas prices and production volumes during the quarter in 2016, when compared to 2015.

In the first quarter of 2016, revenues from oil and gas production decreased $160,192 or 54.4% to $134,117 from the 2015 first quarter revenues of $294,309.  This decrease was due to lower natural gas commodity prices and decreased production.  The lower production volumes were due mainly to the natural declines in our wells.  The net sales volume of natural gas for the quarter ended March 31, 2016, was approximately 68,336 Mcf with an average price of $1.96 per Mcf, versus 103,032 Mcf with an average price of $2.82 per Mcf for the first quarter of 2015.  This represents a decrease in net sales volume of 34,696 Mcf or 33.7%.

Oil and natural gas lease operating expenses decreased by $129,657 or 41.2%, to $185,135 for the quarter ended March 31, 2016, from $314,792 for the quarter in 2015.  This difference was mainly due to lower workover and plugging and abandonment costs during the period in 2016.  Delay rental costs decreased by $29,128, as there were no delay rental costs during the first quarter of 2016.

The aggregate of supervisory fees and other income was $152,841 for quarter ended March 31, 2016, a decrease of $22,919 or 13.0% from $175,760 during the period in 2015.  This decrease was due to lower overhead and transportation costs due to the lower production volumes.

Depreciation, depletion and amortization expense increased slightly to $77,183 from $74,791, an increase of $2,392 or 3.2% for the quarter ended March 31, 2016, as compared to the same period in 2015. The depletion rate is calculated using production as a percentage of reserves.  This increase in depreciation expense was mainly due to a higher depletion rate as reserve volumes were lower during the period.

General and administrative expenses decreased by $196,167 or 23.7% from $828,944 for the quarter ended March 31, 2015, to $632,777 for the period in 2016, mainly due to employee related cost reduction measures.  Marketing expense for the quarter ended March 31, 2016, decreased $32,607, or 42.4%, to $44,381, compared to $76,988 for the same period in 2015. Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $159,637 for the period, compared to $224,476 for the same period in 2015, a $64,839 or 28.9% decrease.  The decrease in legal and accounting expense was a result of lower tax preparation fees paid during the period in 2016 when compared to the same period in 2015.  Legal expenses were also lower due to a litigation settlement paid during the quarter in 2015.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense. During the quarter ended March 31, 2015, we recorded a lease impairment of $12,681 on various lease and land costs that were no longer viable.  There were no lease impairments recorded during the quarter in 2016.  During the first quarters in 2016 and 2015, we recorded a write down of $10,589 and $19,000, respectively, on certain well equipment to its estimated fair value.

At March 31, 2016, Royale Energy had a Deferred Drilling Obligation of $7,199,443.  During the first quarter of 2016, we disposed of $1,691,085 of these obligations upon completing the drilling of one well, while incurring expenses of $1,471,010, resulting in a gain of $220,075.  At March 31, 2015, Royale Energy had a Deferred Drilling Obligation of $7,398,033.  During the quarter in 2015, we disposed of $1,164,754 of deferred drilling obligations upon completing the drilling of one well, while incurring expenses of $1,175,186, resulting in a capitalization of $10,523 in drilling costs.

Interest expense increased slightly to $21,650 for the quarter ended March 31, 2016, from $21,185 for the same period in 2015, a 2.2% increase. The interest expense is primarily related to the outstanding loan for the corporate headquarters.

Capital Resources and Liquidity

At March 31, 2016, Royale Energy had current assets totaling $3,220,232 and current liabilities totaling $10,436,354 a $7,216,122 working capital deficit.  We had cash at March 31, 2016, of $2,543,296 compared to $3,763,819 at December 31, 2015.

In December of 2013, Royale purchased an office building for $2,000,000, of which $500,000 was paid in cash on the date of purchase, and $1,500,000 was borrowed from AmericanWest Bank, with a note secured by the property being purchased.  The note carries an interest rate of 5.75% until paid in full. Royale will pay this loan in 119 regular payments of $9,525 each and one balloon payment estimated at $1,150,435. Royale’s first payment was due February 1, 2014, and all subsequent payments are due on the same day of each month after that. Royale’s final payment will be due on January 1, 2024, and will be for all principal and all accrued interest not yet paid. Payments include principal and interest.  At March 31, 2016, the outstanding balance of this note was $1,439,274.  On February 11, 2016, Royale Energy entered into a purchase and sale agreement for the sale of the office building for $2.5 million.  The buyer is currently conducting their due diligence process prior to completion of the sale.

At March 31, 2016, our other receivables totaled $409,453, compared to $381,192 at December 31, 2015, a $28,261 or 7.4% increase.  At March 31, 2016, our revenue receivables totaled $99,409, compared to $147,936 at December 31, 2015, a $48,527 or 32.8% decrease.  This was primarily due to lower oil and gas revenue receivables, reflecting lower commodity prices and decreased production during the period.  At March 31, 2016, our accounts payable and accrued expenses totaled $3,205,711, an increase of $268,485 or 9.1% from the accounts payable at December 31, 2015, of $2,937,226, mainly due to the drilling activity during March 2016.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  We believe that for the foreseeable future we will be able to meet our liquidity demands through cash flow or financing activities, including ongoing operations as the Company continues to increase its well inventory or additional sales of equity or debt securities.

Operating Activities.  Net cash used by operating activities totaled $276,133 and $1,548,402 for the three month periods ended March 31, 2016 and 2015, respectively.  This $1,272,269 or 82.2% decrease in cash used was mainly due to cost reduction measures and higher stock based compensation as executive management and members of the board of directors received common stock in lieu of cash compensation.  During the quarter in 2016, executive management and directors received 1,254,806 shares of the Company’s common stock valued at $182,187.

Investing Activities.  Net cash used in investing activities amounted to $936,811 and $430,921 for the three month periods ended March 31, 2016 and 2015, respectively.  The increase in cash used can be attributed to lower proceeds from turnkey operations during the quarter in 2016and higher costs of our drilling activity, due to the depth of the well drilled, when compared to the 2015 quarter.

Financing Activities.  Net cash used by financing activities totaled $7,579 in the first quarter of 2016, which were principal payments on the Company’s long-term debt; while $7,390 was used by financing activities for the three month period ended March 31, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $1.89 per Mcf to a high of $2.61 per Mcf for the first three months of 2016.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2016.

No changes occurred in our internal control over financial reporting during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Hemco Development LLC vs. Royale Energy, Inc., et al, 44th Judicial District, Dallas County, Texas, Case No. DC-15-10958. On September 14, 2015, Hemco Development, LLC (“Hemco”) filed a complaint, asserting that the Company owed Hemco $451,080.10 for the Company’s share of operating costs. On April 29, 2016, the Company entered into a settlement agreement with Hemco which includes payment of a reduced amount over time and the assignment of well interests.  The final payment is scheduled for October 1, 2016.  A dismissal with prejudice of the entire lawsuit is yet to be filed by Hemco.  As of March 31, 2016, the Company has recorded a liability within its accounts payable due Hemco of $451,080.10.

Item 1A.  Risk Factors

Please review the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

ROYALE ENERGY, INC.

Date: May 6, 2016	/s/ Jonathan Gregory
Jonathan Gregory, Chief Executive Officer

Date: May 6, 2016	/s/ Donald H. Hosmer
Donald H. Hosmer, President of Business Development

Date: May 6, 2016	/s/ Stephen M. Hosmer
Stephen M. Hosmer, President and Chief Financial Officer