Form 10-Q
period 2016-06-30
ROYALE ENERGY INC
filed 2016-08-09
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☐    No  ☒

At August 2, 2016, a total of 19,306,662 shares of registrant’s common stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$2,901,038	$3,763,819
Other Receivables, net	640,932	381,192
Revenue Receivables	113,919	147,936
Prepaid Expenses	64,978	114,036

Total Current Assets	3,720,867	4,406,983

Other Assets	690,844	730,844

Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	4,073,697	6,532,478

Total Assets	$8,485,408	$11,670,305

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable and Accrued Expenses	$2,546,075	$2,937,226
Current Portion of Long-Term Debt	-	30,528
Deferred Drilling Obligation	7,649,443	8,415,528

Total Current Liabilities	10,195,518	11,383,282

Noncurrent Liabilities:
Asset Retirement Obligation	1,132,852	1,096,179
Note Payable, less current portion	-	1,416,325

Total Noncurrent Liabilities	1,132,852	2,512,504

Total Liabilities	11,328,370	13,895,786

Stockholders' Deficit:
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 46,662 shares issued and outstanding at June 30, 2016 and December 31, 2015	136,149	136,149
Common Stock, no par value, authorized 30,000,000 shares, 18,537,131 and 16,396,579 shares issued and outstanding at June 30, 2016 and December 31, 2015	39,328,987	38,846,751
Additional Paid in Capital	425,678	425,678
Accumulated Deficit	(42,733,776)	(41,634,059)

Total Stockholders' Deficit	(2,842,962)	(2,225,481)

Total Liabilities and Stockholders' Deficit	$8,485,408	$11,670,305

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 2016 AND 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Sale of Oil and Gas	$115,823	$281,984	$249,940	$576,293
Supervisory Fees and Other	216,519	166,706	369,360	342,466

Total Revenues	332,342	448,690	619,300	918,759

Costs and Expenses:
General and Administrative	494,893	858,251	1,127,670	1,687,195
Lease Operating	153,808	269,804	338,943	584,596
Delay Rentals	-	20,437	-	49,565
Lease Impairment	60,237	-	60,237	12,681
Well Equipment Write Down	8,562	-	19,151	19,000
Legal and Accounting	72,642	99,422	232,279	323,898
Marketing	59,530	68,759	103,911	145,747
Depreciation, Depletion and Amortization	71,989	64,429	149,172	139,220

Total Costs and Expenses	921,661	1,381,102	2,031,363	2,961,902

Gain (Loss) on Turnkey Drilling	(300,086)	16,237	(80,012)	16,237

Loss From Operations	(889,405)	(916,175)	(1,492,075)	(2,026,906)
Other Income (Loss):
Interest Expense	(25,852)	(21,544)	(47,502)	(42,729)
Gain on Settlement of Accounts Payable	240,885	-	240,885	-
Gain on Sale of assets	198,975	10,070	198,975	10,070
Loss Before Income Tax Expense	(475,397)	(927,649)	(1,099,717)	(2,059,565)

Net Loss	$(475,397)	$(927,649)	$(1,099,717)	$(2,059,565)

Basic Earnings (Loss) Per Share	$(0.03)	$(0.06)	$(0.06)	$(0.14)

Diluted Earnings (Loss) Per Share	$(0.03)	$(0.06)	$(0.06)	$(0.14)

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,099,717)	$(2,059,565)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	149,172	139,220
Lease Impairment	60,237	12,681
Gain on Sale of Assets	(198,975)	(10,070)
(Gain) Loss on Turnkey Drilling Programs	80,012	(16,237)
Gain on Settlement of Accounts Payable	(240,885)	-
Well Equipment Write Down	19,151	19,000
Stock-Based Compensation	278,352	62,745
(Increase) Decrease in:
Other & Revenue Receivables	(225,723)	14,410
Prepaid Expenses and Other Assets	69,907	(182,607)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(354,478)	(1,038,157)

Net Cash Used in Operating Activities	(1,462,947)	(3,058,580)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(17,792)	(1,229,152)
Proceeds from Turnkey Drilling Programs	925,000	2,373,001
Proceeds from Sale of Assets	935,927	506,537

Net Cash Provided By Investing Activities	1,843,135	1,650,386

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	203,884	93,595
Principal Payments on Long-Term Debt	(1,446,853)	(14,422)

Net Cash Provided By (Used in) Financing Activities	(1,242,969)	79,173

Net Decrease in Cash and Cash Equivalents	(862,781)	(1,329,021)

Cash at Beginning of Period	3,763,819	3,061,841

Cash at End of Period	$2,901,038	$1,732,820

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$47,502	$42,729

Cash Paid for Taxes	$2,100	$2,900

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

Liquidity

The primary sources of liquidity have historically been issuances of common stock and operations. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, and the sale of oil and natural gas property participation interest. Assuming there are no further changes in expected sales and expense trends subsequent to August 8, 2016, the Company believes that its cash position together with anticipated financing activities, which include the sale of our office building and land, will be sufficient to continue operations for the foreseeable future.

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

Impairment analysis are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value.  During the six months ended June 30, 2016 and 2015, impairment losses of $60,237 and $12,681, respectively, were recorded on various capitalized lease and land costs that were no longer viable.

Significant unproved properties are assessed for impairment individually, and valuation allowances against the capitalized costs are recorded based on the estimated economic chance of success and the length of time that Royale Energy expects to hold the properties.  The valuation allowances are reviewed at least annually

Upon the sale or retirement of a complete field of a proved property, Royale Energy eliminates the cost from its books, and the resultant gain or loss is recorded to Royale Energy’s Statement of Operations.  Upon the sale of an entire interest in an unproved property where the property has been assessed for impairment individually, a gain or loss is recognized in Royale Energy’s Statement of Operations.  If a partial interest in an unproved property is sold, any funds received are accounted for as a recovery of the cost in the interest retained with any excess funds recognized as a gain. Should Royale Energy’s turnkey drilling agreements include unproved property, total drilling costs incurred to satisfy its obligations are recovered by the total funds received under the agreements.  Any excess funds are recorded as a Gain on Turnkey Drilling Programs, and any costs not recovered are capitalized and accounted for under the “successful efforts” method.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.    The company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed due to the permitting process or drilling rig availability.  At June 30, 2016 and December 31, 2015, Royale Energy had Deferred Drilling Obligations of $7,649,443 and $8,415,528, respectively.

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

Other Receivables

Our other receivables consists of receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.    At June 30, 2016 and December 31, 2015, the Company had an allowance for uncollectable accounts of $2,270,773 and $2,270,773, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

At June 30, 2016 and December 31, 2015, Royale Energy did not have any financial assets measured and recognized at fair value on a recurring basis.  The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, "Asset Retirement and Environmental Obligations" ("FASB ASC 410"). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

Reclassifications

Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented herein.

Recently Issued Accounting Pronouncements

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the six months ended June 30, 2016:

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

NOTE 2 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended June 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
Net Loss	$(475,397)	$(475,397)	$(927,649)	$(927,649)

Weighted average common shares outstanding	17,670,024	17,670,024	14,953,645	14,953,645
Effect of dilutive securities	--	23,331	--	23,331
Weighted average common shares, including Dilutive effect	17,670,024	17,693,355	14,953,645	14,976,976
Per share:
Net Loss	$(0.03)	$(0.03)	$(0.06)	$(0.06)

	Six Months Ended June 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
Net Loss	$(1,099,717)	$(1,099,717)	$(2,059,565)	$(2,059,565)

Weighted average common shares outstanding	17,670,024	17,670,024	14,953,645	14,953,645
Effect of dilutive securities	--	23,331	--	23,331
Weighted average common shares, including Dilutive effect	17,670,024	17,693,355	14,953,645	14,976,976
Per share:
Net Loss	$(0.06)	$(0.06)	$(0.14)	$(0.14)

For the six months ended June 30, 2016 and 2015, Royale Energy had dilutive securities of 23,331 and 23,331, respectively.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Oil and Gas
Producing properties, including drilling costs	$5,212,837	$5,217,637
Undeveloped properties	2,333,221	2,381,564
Lease and well equipment	4,255,390	4,339,122
	11,801,448	11,938,323

Accumulated depletion, depreciation & amortization	(7,772,047)	(7,656,731)
	4,029,401	4,281,592
Commercial and Other
Real Estate, Bldg Improvements, including furn and fix	-	2,266,050
Vehicles	118,061	118,061
Furniture and equipment	1,120,760	1,120,760
	1,238,821	3,504,871

Accumulated depreciation	(1,194,525)	(1,253,985)
	44,296	2,250,886
	$4,073,697	$6,532,478

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

NOTE 4 – STOCK COMPENSATION PLAN

During the October 10, 2014 Board of Directors meeting, directors and executive offices of Royale Energy were granted 20,000 options each, 140,000 total, to purchase common stock at an exercise price of $5.00 per share. These options were granted for a period of 3 years and will expire after December 31, 2017.  These options become exercisable at 5,000 shares per period beginning October 13, 2014, January 1, 2015, April 1, 2015 and July 1 2015.  There were no stock compensation costs related to this option grant recognized during the six months ended June 30, 2016.  During the six months ended June 30, 2015, Royale recognized compensation costs of $62,745 relating to this option grant.

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

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the statutory income tax rates at June 30, 2016 and 2015, respectively, to pretax income is as follows:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Tax benefit computed at statutory rate of 34%	$(373,904)	$(700,252)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other
Other non-deductible expenses	253	306
Change in valuation allowance	373,651	699,946
Provision (benefit)	$-	$-

NOTE 6 – SUBSEQUENT EVENTS

On July 7, 2016, Royale Energy entered into a Retirement Agreement with Harry E. Hosmer to terminate all consulting and expense reimbursements arrangements between the parties. In consideration of this agreement, Mr. Hosmer shall receive 600,000 restricted shares of Royale Energy’s common stock and a total of $25,000 in three equal payments of $8,333.33, commencing August 1, 2016.

On July 25, 2016, Royale Energy, Inc., issued a press release announcing a letter of intent to merge with privately held Matrix Oil Corporation in a combined stock and assumption of debt transaction.  The transaction is subject to completion of a definitive merger, debt exchange and debt assumption agreement, approval of the stockholders of Royale Energy and Matrix, and completion of due diligence.

On August 2, 2016, Royale Energy completed a sale of common stock, convertible notes and warrants in separate transactions in privately negotiated securities transaction.  In the first transaction, Royale Energy sold 2,392,500 Units to three investors, each Unit consisting of one share of common stock and a warrant to purchase one-fifth of a share of common stock in a privately negotiated securities transaction.  The purchase price was $0.40 per Unit for a total consideration of $957,000.  In the second transaction, Royale Energy sold to two investors, $1,580,000 principal amount of convertible promissory notes and warrants to purchase warrants to purchase three shares of common stock for every ten shares of common stock issuable upon conversion of the notes.   The conversion of the notes to shares is subject to shareholder approval.  The notes are non-interest bearing and mature one year from the date of issuance.  The funds from both transactions will be used to continue drilling activities, fund expenses to be incurred in connection with completion of Royale Energy's proposed merger with Matrix Oil Corporation and for general corporate purposes.

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

Results of Operations

For the six months ended June 30, 2016, we had a net loss of $1,099,717, a $959,848 or 46.6% improvement when compared to net loss of $2,059,565 during the six months ended June 30, 2015.  During the quarter ended June 30, 2016, we had a net loss of $475,397, compared to the net loss of $927,649 for the same quarter in 2015, a $452,252 or 48.8% improvement.  These improvements were mainly due to cost reduction measures and the gains from the sale of the Company’s office building and an accounts payable settlement during the periods in 2016.  Total revenues for the first six months of 2016 were $619,300, a decrease of $299,459 or 32.6% from the total revenues of $918,759 during the period in 2015.  The lower revenues were the result of decreases in both natural gas prices and production volumes during the period in 2016, when compared to 2015.

During the first six months of 2016, revenues from oil and gas production decreased $326,353 or 56.6% to $249,940 from the 2015 six month revenues of $576,293.  This decrease was due to lower natural gas production and commodity prices.  The net sales volume of natural gas for the six months ended June 30, 2016, was approximately 131,697 Mcf with an average price of $1.89 per Mcf, versus 202,477 Mcf with an average price of $2.80 per Mcf for the period in 2015.  This represents a decrease in net sales volume of 70,780 Mcf or 35%.  For the quarter ended June 30, 2016, revenues from oil and gas production decreased $166,161 or 58.9% to $115,823 from the 2015 second quarter revenues of $281,984.  This decrease was also due to lower natural gas commodity prices and decreased production.  The net sales volume of natural gas for the quarter ended June 30, 2016, was approximately 63,361 Mcf with an average price of $1.82 per Mcf, versus 99,444 Mcf with an average price of $2.78 per Mcf for the second quarter of 2015.  This represents a decrease in net sales volume of 36,083 Mcf or 36.3% for the quarter in 2016.

Oil and natural gas lease operating expenses decreased by $245,653 or 42%, to $338,943 for the six months ended June 30, 2016, from $584,596 for the same period in 2015.  For the second quarter in 2016, lease operating expenses decreased $115,996 or 43% from the same period in 2015.  These decreases were mainly due to cost reduction measures especially in lower workover costs and operating costs for non-operated wells during the period in 2016.   For the six months ended June 30, 2016, delay rental costs decreased by $49,565, as there were no delay rental costs paid during the period in 2016.

The aggregate of supervisory fees and other income was $369,360 for six months ended June 30, 2016, an increase of $26,894 or 7.9% from $342,466 during the six months in 2015.  During the second quarter 2016, supervisory fees and other income increased $49,813 or 29.9% when compared to the period in 2015.  These increases were the result of higher drilling overhead during the period in 2016.

Depreciation, depletion and amortization expense increased to $149,172 from $139,220, an increase of $9,952 or 7.2% for the six months ended June 30, 2016, as compared to the same period in 2015.  During the second quarter 2016, depreciation, depletion and amortization expenses increased $7,560 or 11.7%.   The depletion rate is calculated using production as a percentage of reserves.  These increases in depreciation expense were mainly due to a higher depletion rate as reserve volumes were lower during the period.

General and administrative expenses decreased by $559,525 or 33.2% from $1,687,195 for the six months ended June 30, 2015, to $1,127,670, for the six month period in 2016.  For the second quarter 2016, general and administrative expenses decreased $363,358 or 42.3% when compared to the same period in 2015.  These decreases were primarily due to employee related cost reduction measures.  Marketing expense for the six months ended June 30, 2016, decreased $41,836, or 28.7%, to $103,911, compared to $145,747 for the same period in 2015.  For the second quarter 2016, marketing expenses decreased $9,229 or 13.4% when compared to the second quarter in 2015.   Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $232,279 for the six months ended June 30, 2016, compared to $323,898 for the same period in 2015, a $91,619 or 28.3% decrease.  For the second quarter 2016, legal and accounting expenses decreased $26,780 or 26.9%, when compared to the second quarter in 2015.  These decreases were mainly a result of lower tax preparation and audit fees paid during the period in 2016.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense. During the periods ended June 30, 2016 and 2015, we recorded lease impairments of $60,237 and $12,681, respectively, on various lease and land costs that were no longer viable.  Also, during the same periods in 2016 and 2015, we recorded write downs of $19,151 and $19,000, respectively, on certain well equipment to their estimated fair value.

At June 30, 2016, Royale Energy had a Deferred Drilling Obligation of $7,649,443.  During the first six months of 2016, we disposed of $1,691,085 of these obligations upon completing the drilling of one well, while incurring expenses of $1,771,097, resulting in a loss of $80,012. During the same six month period in 2015, we disposed of $1,164,754 of deferred drilling obligations upon completing the drilling of one well, while incurring expenses of $1,247,009, resulting in a capitalization of $82,255 in drilling costs.  During the period in 2015, we had a gain of $16,237, due to an over accrual of drilling costs.  Royale Energy expects to drill two wells during the third quarter of 2016.

During the six months ended June 30, 2016, we recorded a gain of $198,975 on the sale of our Company owned office building located in El Cajon, California.  Also during the period in 2016, we recorded a gain of $240,885 on the settlement of accounts payable.  During the same period in 2015, we recorded a gain of $10,070 on the sale of a company owned condominium located in San Diego, California.

Interest expense increased to $47,502 for the six months ended June 30, 2016, from $42,729 for the same period in 2015, a $4,773, or 11.2% increase. This increase resulted from interest paid on the outstanding loan for the corporate headquarters.

Capital Resources and Liquidity

At June 30, 2016, Royale Energy had current assets totaling $3,720,867 and current liabilities totaling $10,195,518 a $6,474,651 working capital deficit.  We had cash at June 30, 2016, of $2,901,038 compared to $3,763,819 at December 31, 2015.

In December of 2013, Royale purchased an office building for $2,000,000, of which $500,000 was paid in cash on the date of purchase, and $1,500,000 was borrowed from AmericanWest Bank, with a note secured by the property being purchased.  The note carried an interest rate of 5.75% until paid in full. In February 2016, Royale Energy entered into a purchase and sale agreement for the sale of the office building for $2.5 million.  In June 2016, the sale of the building was completed which resulted in a gain of $198,975 and the related principal and interest payments were paid in full.

At June 30, 2016, our other receivables totaled $640,932, compared to $381,192 at December 31, 2015, a $259,740 or 68.1% increase.  This increase was mainly due to new well placed into production during the period whose operating costs were not yet recovered.   At June 30, 2016, our revenue receivables totaled $113,919, compared to $147,936 at December 31, 2015, a $34,017 or 23% decrease.  This was primarily due to lower oil and gas revenue receivables, reflecting lower commodity prices and decreased production during the period.  At June 30, 2016, our accounts payable and accrued expenses totaled $2,546,075, a decrease of $391,151 or 13.3% from the accounts payable at December 31, 2015, of $2,937,226, mainly due to the settlement of an accounts payable during the period in 2016.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  We believe that for the foreseeable future we will be able to meet our liquidity demands through cash flow or financing activities, including ongoing operations as the Company continues to increase its well inventory or additional sales of equity or debt securities.

Operating Activities.  Net cash used by operating activities totaled $1,462,947 and $3,058,580 for the six month periods ended June 30, 2016 and 2015, respectively.  This $1,595,633 or 52.2% decrease in cash used was mainly due to cost reduction measures and higher stock based compensation as executive management and members of the board of directors received common stock in lieu of cash compensation.  During the first six months in 2016, executive management and directors received 1,505,982 compensatory shares of the Company’s common stock valued at $278,352.

Investing Activities.  Net cash provided by investing activities amounted to $1,843,135 and $1,650,386 for the six month periods ended June 30, 2016 and 2015, respectively.  The increase in cash provided can be mainly attributed to proceeds of approximately $936,000 received from the sale of our office building.  During the period in 2015, we received proceeds of approximately $500,000 from the sale of a Company owned condominium located in San Diego, California.  The Company drilled one well during each of the six month periods in 2016 and 2015.
Financing Activities.  Net cash used by financing activities totaled $1,242,969 in the first six months of 2016, while during the same period in 2015, $79,173 was provided by financing activities.  During the period in 2016, $1,445,853 was used for principal payments on the Company’s note payable in the sale of its office building.   Also during the period in 2016, we issued 622,316 restricted common shares and received cash proceeds of $200,000 under a private placement stock sale.  During the six months ended June 30, 2015, Royale issued 88,612 shares of its common stock and received net proceeds of $137,754, which were offset by costs of approximately $44,159 relating to its market equity offering program.  In both periods, these proceeds were added to working capital and used for ordinary operating expenses.  During the period in 2015, $14,422 was used for principal payments on the Company’s note payable.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $1.89 per Mcf to a high of $2.61 per Mcf during the first six months of 2016.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2016.

No changes occurred in our internal control over financial reporting during the six months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Hemco Development LLC vs. Royale Energy, Inc., et al, 44th Judicial District, Dallas County, Texas, Case No. DC-15-10958. On September 14, 2015, Hemco Development, LLC (“Hemco”) filed a complaint, asserting that the Company owed Hemco $451,080.10 for the Company’s share of operating costs. On April 29, 2016, the Company entered into a settlement agreement with Hemco which includes payment of a reduced amount over time and the assignment of well interests.  On July 28, 2016, the lawsuit was dismissed pursuant to the settlement agreement.

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

ROYALE ENERGY, INC.

Date: August 9, 2016	/s/ Jonathan Gregory
Jonathan Gregory, Chief Executive Officer

Date: August 9, 2016	/s/ Donald H. Hosmer
Donald H. Hosmer, President of Business Development

Date: August 9, 2016	/s/ Stephen M. Hosmer
Stephen M. Hosmer, President and Chief Financial Officer