Form 10-Q
period 2016-09-30
ROYALE ENERGY INC
filed 2016-11-14
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1870 Cordell Court, Suite 210
El Cajon, CA 92020
(Address of principal executive offices) (Zip Code)

619-383-6600
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☐    No  ☒

At November 7, 2016, a total of 21,723,389 shares of registrant’s common stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$4,029,372	$3,763,819
Other Receivables, net	634,817	381,192
Revenue Receivables	158,339	147,936
Prepaid Expenses	654,429	114,036

Total Current Assets	5,476,957	4,406,983

Other Assets	616,992	730,844

Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	3,970,890	6,532,478

Total Assets	$10,064,839	$11,670,305

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable and Accrued Expenses	$2,236,679	$2,937,226
Cash Advances From Investors	1,950,000	-
Current Portion of Long-Term Debt	-	30,528
Deferred Drilling Obligation	7,261,398	8,415,528

Total Current Liabilities	11,448,077	11,383,282

Noncurrent Liabilities:
Asset Retirement Obligation	1,154,910	1,096,179
Note Payable, less current portion	-	1,416,325

Total Noncurrent Liabilities	1,154,910	2,512,504

Total Liabilities	12,602,987	13,895,786

Stockholders’ Deficit:
Convertible preferred stock, Series AA, no par value, 147,500 shares authorized; 46,662 shares issued and outstanding at September 30, 2016 and December 31, 2015	136,149	136,149
Common Stock, no par value, authorized 30,000,000 shares, 20,774,162 and 16,396,579 shares issued and outstanding at September 30, 2016 and December 31, 2015	40,184,300	38,846,751
Additional Paid in Capital	494,379	425,678
Accumulated Deficit	(43,352,976)	(41,634,059)

Total Stockholders’ Deficit	(2,538,148)	(2,225,481)

Total Liabilities and Stockholders’ Deficit	$10,064,839	$11,670,305

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Sale of Oil and Gas	$166,253	$255,179	$416,193	$831,472
Supervisory Fees and Other	152,631	186,616	521,991	529,082

Total Revenues	318,884	441,795	938,184	1,360,554

Costs and Expenses:
General and Administrative	749,784	710,239	1,877,454	2,397,434
Lease Operating	173,752	218,953	512,695	803,549
Delay Rentals	-	-	-	49,565
Lease Impairment	(13,934)	83,755	46,303	96,436
Well Equipment Write Down	-	-	19,151	19,000
Legal and Accounting	190,691	130,037	422,970	453,935
Marketing	118,986	94,861	222,897	240,608
Depreciation, Depletion and Amortization	95,841	70,018	245,013	209,238

Total Costs and Expenses	1,315,120	1,307,863	3,346,483	4,269,765

Gain (Loss) on Turnkey Drilling	298,983	887,440	218,971	903,677

Income (Loss) From Operations	(697,253)	21,372	(2,189,328)	(2,005,534)
Other Income (Loss):
Interest Expense	(26,745)	(21,766)	(74,247)	(64,495)
Gain on Settlement of Accounts Payable	104,798	-	345,683	-
Gain on Sale of assets	-	-	198,975	10,070
Loss Before Income Tax Expense	(619,200)	(394)	(1,718,917)	(2,059,959)

Net Loss	$(619,200)	$(394)	$(1,718,917)	$(2,059,959)

Basic Earnings (Loss) Per Share	$(0.03)	$0.00	$(0.09)	$(0.14)

Diluted Earnings (Loss) Per Share	$(0.03)	$0.00	$(0.09)	$(0.14)

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,718,917)	$(2,059,959)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	245,013	209,238
Lease Impairment	46,303	96,436
Gain on Sale of Assets	(198,975)	(10,070)
(Gain) Loss on Turnkey Drilling Programs	(218,971)	(903,677)
Gain on Settlement of Accounts Payable	(345,683)	-
Well Equipment Write Down	19,151	19,000
Stock-Based Compensation	615,365	86,878
(Increase) Decrease in:
Other & Revenue Receivables	(264,028)	29,294
Prepaid Expenses and Other Assets	(445,692)	(20,700)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(641,816)	(885,795)

Net Cash Used In Operating Activities	(2,908,250)	(3,439,355)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(1,053,654)	(2,193,233)
Proceeds from Turnkey Drilling Programs	1,997,499	3,372,975
Proceeds from Sale of Assets	935,927	506,537

Net Cash Provided By Investing Activities	1,879,772	1,686,279

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Advances From Investors	1,950,000	-
Proceeds from Issuance of Common Stock	790,884	419,114
Principal Payments on Long-Term Debt	(1,446,853)	(21,558)

Net Cash Provided By Financing Activities	1,294,031	397,556

Net Increase (Decrease) in Cash and Cash Equivalents	265,553	(1,355,520)

Cash at Beginning of Period	3,763,819	3,061,841

Cash at End of Period	$4,029,372	$1,706,321

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$47,913	$64,495

Cash Paid for Taxes	$2,100	$3,000

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

Liquidity

The primary sources of liquidity have historically been issuances of common stock and operations. Until we become cash flow positive, we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, and the sale of oil and natural gas property participation interest. Assuming there are no further changes in expected sales and expense trends subsequent to November 14, 2016, the Company believes that its cash position together with anticipated financing activities, which include the sale of our office building and land, will be sufficient to continue operations for the foreseeable future.

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

Impairment analysis are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value.  During the nine months ended September 30, 2016 and 2015, impairment losses of $46,303 and $96,436, respectively, were recorded on various capitalized lease and land costs that were no longer viable.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.    The company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed due to the permitting process or drilling rig availability.  At September 30, 2016 and December 31, 2015, Royale Energy had Deferred Drilling Obligations of $7,261,398 and $8,415,528, respectively.

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

Other Receivables

Our other receivables consists of receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.    At September 30, 2016 and December 31, 2015, the Company had an allowance for uncollectable accounts of $2,270,773 and $2,270,773, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

At September 30, 2016 and December 31, 2015, Royale Energy did not have any financial assets measured and recognized at fair value on a recurring basis.  The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

Accounts Payable and Accrued Expenses

At September 30, 2016, the components of accounts payable and accrued expenses consisted of $1,323,743 in trade accounts payable due to various vendors, $262,320 in payables and accruals related to direct working interest investors operating costs, $243,699 in accrued expenses related to current drilling efforts,  $292,443 for accrued liabilities for amounts set aside mainly for the plugging and abandonment of certain wells, $96,112 for employee related taxes and accruals and $18,362 in federal and state income taxes payable.  At December 31, 2015, the components of accounts payable and accrued expenses consisted of $2,167,809 in trade accounts payable due to various vendors, $238,320 in payables and accruals related to direct working interest investors operating costs, $369,837 for accrued liabilities for amounts set aside mainly for the plugging and abandonment of certain wells, $140,798 for employee related taxes and accruals and $20,462 in federal and state income taxes payable.

Cash Advances From Investors

In July 2016, Royale entered into negotiations for certain equity and debt financing transactions, described below. The funds from these transactions is to be used to continue drilling activities, fund expenses to be incurred in connection with completion of Royale Energy’s proposed merger with Matrix Oil Corporation and for general corporate purposes.  At September 30, 2016, the paperwork for these transactions had not been finalized and as such have been included as Cash Advances from Investors:
1.
The Company entered into negotiations with one investor, with two separate entities, for stock subscription agreements for the purchase of a total of 925,000 shares of the Company’s common stock for a total of $370,000 or $0.40 a share, with warrants to purchase one share of common stock for every five shares of common stock issuable upon conversion of the notes.

2.
The Company entered in negotiations with two separate investors for convertible promissory notes of $1,280,000 and $300,000, with a conversion price of $0.40 per share, with warrants to purchase one share of common stock for every three shares of common stock issuable upon conversion of the notes.  The notes mature one year from the date of issuance and carry a 10% interest rate, which is due at maturity.  The conversion of the notes to shares is subject to shareholder approval.

Reclassifications

Certain items in the financial statements have been reclassified to maintain consistency and comparability for all periods presented herein.

Recently Issued Accounting Pronouncements

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the nine months ended September 30, 2016:

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

ASU No. 2016-02: Leases (Topic 842). In February 2016, FASB issued ASU 2016-02 which aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing agreements. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s financial statements.

ASU 2016-09: Compensation—Stock Compensation (Topic 718): Improvements to Employee Share- Based Payment Accounting. In March 2016, FASB issued ASU 2016-09 which amends several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. If early adopted, an entity must adopt all of the amendments in the same period. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on the Company’s financial statements.

ASU 2016-15: Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  In August 2016, FASB issued ASU 2016-15 which addresses several specific cash flow issues. ASU 2016-15 is effective for annual and interim periods beginning January 1, 2018, with early adoption permitted, and requires full retrospective application on adoption. The Company is currently evaluating the effects of adopting ASU 2016-15 on its financial statements but the adoption is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended September 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
Net Loss	$(619,200)	$(619,200)	$(394)	$(394)

Weighted average common shares outstanding	18,382,668	18,382,668	14,998,103	14,998,103
Effect of dilutive securities	--	--	--	--
Weighted average common shares, including Dilutive effect	18,382,668	18,382,668	14,998,103	14,998,103
Per share:
Net Loss	$(0.03)	$(0.03)	$(0.00)	$(0.00)

	Nine Months Ended September 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
Net Loss	$(1,718,917)	$(1,718,917)	$(2,059,959)	$(2,059,959)

Weighted average common shares outstanding	18,382,668	18,382,668	14,998,103	14,998,103
Effect of dilutive securities	--	--	--	--
Weighted average common shares, including Dilutive effect	18,382,668	18,382,668	14,998,103	14,998,103
Per share:
Net Loss	$(0.09)	$(0.09)	$(0.14)	$(0.14)

For the nine months ended September 30, 2016 and 2015, Royale Energy had dilutive securities of 23,331 and 23,331, respectively.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Oil and Gas
Producing properties, including drilling costs	$5,209,985	$5,217,637
Undeveloped properties	2,326,310	2,381,564
Lease and well equipment	4,255,734	4,339,122
	11,792,029	11,938,323

Accumulated depletion, depreciation & amortization	(7,859,924)	(7,656,731)
	3,932,105	4,281,592
Commercial and Other
Real Estate, Bldg Improvements, including furn and fix	-	2,266,050
Vehicles	118,061	118,061
Furniture and equipment	1,120,760	1,120,760
	1,238,821	3,504,871

Accumulated depreciation	(1,200,036)	(1,253,985)
	38,785	2,250,886
	$3,970,890	$6,532,478

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

NOTE 4 – STOCK COMPENSATION PLAN

During the October 10, 2014 Board of Directors meeting, directors and executive offices of Royale Energy were granted 20,000 options each, 140,000 total, to purchase common stock at an exercise price of $5.00 per share. These options were granted for a period of 3 years and will expire after December 31, 2017.  As of September 30, 2016, 100,000 options are currently exercisable and 40,000 options have expired.   There were no stock compensation costs related to this option grant recognized during the nine months ended September 30, 2016.  During the nine months ended September 30, 2015, Royale recognized compensation costs of $86,878 relating to this option grant.

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

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at September 30, 2016 and 2015, respectively, to pretax income is as follows:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Tax benefit computed at statutory rate of 34%	$(584,432)	$(700,386)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other
Other non-deductible expenses	349	530
Change in valuation allowance	584,083	699,856
Provision (benefit)	$-	$-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

In addition to historical information contained herein, this discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, subject to various risks and uncertainties that could cause our actual results to differ materially from those in the “forward-looking” statements. While we believe our forward looking statements are based upon reasonable assumptions, there are factors that are difficult to predict and that are influenced by economic and other conditions beyond our control. Investors are directed to consider such risks and other uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

Merger Announcement

In July 2016, we entered into a letter of intent with Matrix Oil Management Corporation to merge Royale and Matrix in a combined stock and assumption of debt transaction.  In the proposed merger, Royale will issue one share of common stock for each share of common stock outstanding at the time of the execution of definitive documents, assume all of Matrix’s $12.5 million of secured term debt, and issue 2,000,000 shares of convertible preferred stock with a par redemption value of $10.00 per share. Assuming a $0.50 price per common share, the transaction is valued at approximately $41.5 million.

Royale and Matrix are presently conducting due diligence reviews for the merger transaction and negotiating the definitive agreements necessary to complete the proposed combination.  The merger and related transactions will require the approval of the shareholders of each company and registration of the Royale equity securities to be issued in the merger under the Securities Act of 1933 prior to completion of the transaction.  Northland Capital Markets has been retained to serve as financial advisor to Royale for the transaction.

Results of Operations

For the nine months ended September 30, 2016, we had a net loss of $1,718,917, a $341,042 or 16.6% improvement when compared to net loss of $2,059,959 during the nine months ended September 30, 2015.   This improvement was mainly due to the gains from the sale of the Company’s office building and accounts payable settlements during the period in 2016.  During the quarter ended September 30, 2016, we had a net loss of $619,200, compared to the net loss of $394 for the same quarter in 2015.  Total revenues for the first nine months of 2016 were $938,184, a decrease of $422,370 or 31% from the total revenues of $1,360,554 during the period in 2015.  The lower revenues were the result of decreases in both natural gas prices and production volumes during the period in 2016, when compared to 2015.

During the first nine months of 2016, revenues from oil and gas production decreased $415,279 or 50% to $416,193 from the 2015 nine month revenues of $831,472.  This decrease was due to lower natural gas production, due to the natural declines of our wells, and lower commodity prices.  The net sales volume of natural gas for the nine months ended September 30, 2016, was approximately 190,431 Mcf with an average price of $2.17 per Mcf, versus 288,531 Mcf with an average price of $2.82 per Mcf for the period in 2015.  This represents a decrease in net sales volume of 98,100 Mcf or 34%.  For the quarter ended September 30, 2016, revenues from oil and gas production decreased $88,926 or 34.9% to $166,253 from the 2015 third quarter revenues of $255,179.  This decrease was also due to lower natural gas commodity prices and decreased production.  The net sales volume of natural gas for the quarter ended September 30, 2016, was approximately 58,734 Mcf with an average price of $2.80 per Mcf, versus 86,054 Mcf with an average price of $2.88 per Mcf for the third quarter of 2015.  This represents a decrease in net sales volume of 27,320 Mcf or 31.8% for the quarter in 2016.

Oil and natural gas lease operating expenses decreased by $290,854 or 36.2%, to $512,695 for the nine months ended September 30, 2016, from $803,549 for the same period in 2015.  For the third quarter in 2016, lease operating expenses decreased $45,201 or 20.6% from the same period in 2015.  These decreases were mainly due to cost reduction measures especially in lower workover costs and operating costs for non-operated wells during the period in 2016.   For the nine months ended September 30, 2016, delay rental costs decreased by $49,565, as there were no delay rental costs paid during the period in 2016.

The aggregate of supervisory fees and other income was $521,991 for nine months ended September 30, 2016, a decrease of $7,091 or 1.3% from $529,082 during the nine months in 2015.  During the third quarter 2016, supervisory fees and other income decreased $33,985 or 18.2% when compared to the period in 2015.  These decreases were the result of lower operations overhead and pipeline fees during the period in 2016, due to lower production volumes.

Depreciation, depletion and amortization expense increased to $245,013 from $209,238, an increase of $35,775 or 17.1% for the nine months ended September 30, 2016, as compared to the same period in 2015.  During the third quarter 2016, depreciation, depletion and amortization expenses increased $25,823 or 36.9%.   The depletion rate is calculated using production as a percentage of reserves.  These increases in depreciation expense were mainly due to a higher depletion rate as reserve volumes were lower during the period.

General and administrative expenses decreased by $519,980 or 21.7% from $2,397,434 for the nine months ended September 30, 2015, to $1,877,454, for the nine month period in 2016.  This decrease was primarily due to employee related cost reduction measures. For the third quarter 2016, general and administrative expenses increased $39,545 or 5.6% when compared to the same period in 2015.   Marketing expense for the nine months ended September 30, 2016, decreased $17,711, or 7.4%, to $222,897, compared to $240,608 for the same period in 2015.  For the third quarter 2016, marketing expenses increased $24,125 or 25.4% when compared to the third quarter in 2015.   Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense decreased to $422,970 for the nine months ended September 30, 2016, compared to $453,935 for the same period in 2015, a $30,965 or 6.8% decrease. This decrease was mainly a result of lower tax preparation and audit fees paid during the period in 2016.  For the third quarter 2016, legal and accounting expenses increased $60,654 or 46.6%, when compared to the third quarter in 2015.  This increase was mainly due to legal and accounting expenses related to the proposed merger.

We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense. During the periods ended September 30, 2016 and 2015, we recorded lease impairments of $46,303 and $96,436, respectively, on various lease and land costs that were no longer viable.  Also, during the same periods in 2016 and 2015, we recorded write downs of $19,151 and $19,000, respectively, on certain well equipment to their estimated fair value.

At September 30, 2016, Royale Energy had a Deferred Drilling Obligation of $7,261,398.  During the first nine months of 2016, we disposed of $3,151,629 of these obligations upon completing the drilling of two wells, while incurring expenses of $2,932,658, resulting in a gain of $218,971. During the same nine month period in 2015, we disposed of $3,173,208 of deferred drilling obligations upon completing the drilling of four wells, while incurring expenses of $2,833,877, resulting in a gain of $339,331.  During the period in 2015, we also recorded a gain of $564,346 on accounts payable invoices as the vendor went into bankruptcy, which excluded these payables and under the opinion of legal counsel, were deemed no longer payable.

During the nine months ended September 30, 2016, we recorded a gain of $198,975 on the sale of our Company owned office building located in El Cajon, California.  Also during the period in 2016, we recorded a gain of $345,683 on the settlement of accounts payable.  During the same period in 2015, we recorded a gain of $10,070 on the sale of a company owned condominium located in San Diego, California.

Interest expense increased to $72,247 for the nine months ended September 30, 2016, from $64,495 for the same period in 2015, a $9,752, or 15.1% increase. This increase resulted from interest accrued on its convertible promissory notes issued in August 2016, see Capital Resources and Liquidity section.

Capital Resources and Liquidity

At September 30, 2016, Royale Energy had current assets totaling $5,476,957 and current liabilities totaling $11,448,077 a $5,971,120 working capital deficit.  We had cash at September 30, 2016, of $4,029,372 compared to $3,763,819 at December 31, 2015.

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

At September 30, 2016, our other receivables totaled $634,817, compared to $381,192 at December 31, 2015, a $253,625 or 66.5% increase.  This increase was mainly due to new well placed into production during the period whose operating costs were not yet recovered.   At September 30, 2016, our revenue receivables totaled $158,339, compared to $147,936 at December 31, 2015, a $10,403 or 7% increase.  This was primarily due to higher oil and gas revenue receivables, reflecting higher commodity prices during the period.  At September 30, 2016, our accounts payable and accrued expenses totaled $2,236,679, a decrease of $700,547 or 23.9% from the accounts payable at December 31, 2015, of $2,937,226, mainly due to payments and settlements of accounts payable during the period in 2016.

In July 2016, we entered in negotiations with two separate investors to issue convertible promissory notes of $1,280,000 and $300,000, with a conversion price of $0.40 per share, with warrants to purchase one share of common stock for every three shares of common stock issuable upon conversion of the notes.  The notes mature one year from the date of issuance and carry a 10% interest rate, which is due at maturity.  The conversion of the notes to shares is subject to shareholder approval.  Additionally during the period, we entered into negotiations with one investor for a stock subscription agreement for the purchase of a total of 925,000 shares of the Company’s common stock for $370,000 or $0.40 a share, with warrants to purchase one share of common stock for every five shares of common stock issuable upon conversion of the notes.  The funds from these transactions is to be used to continue drilling activities, fund expenses to be incurred in connection with completion of Royale Energy’s proposed merger with Matrix Oil Corporation and for general corporate purposes.  Both of these negotiations are expected to conclude in the fourth quarter of 2016 and as such were included as Cash Advances from Investors as September 30, 2016.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  We believe that for the foreseeable future we will be able to meet our liquidity demands through cash flow or financing activities, including ongoing operations as the Company continues to increase its well inventory or additional sales of equity or debt securities.

Operating Activities.  Net cash used by operating activities totaled $2,908,250 and $3,439,355 for the nine month periods ended September 30, 2016 and 2015, respectively.  This $531,105 or 15.4% decrease in cash used was mainly due to cost reduction measures and higher stock based compensation as executive management and members of the board of directors received common stock in lieu of cash compensation.  During the first nine months in 2016, executive management and directors received 2,275,513 compensatory shares of the Company’s common stock valued at $615,365.

Investing Activities.  Net cash provided by investing activities amounted to $1,879,772 and $1,686,279 for the nine month periods ended September 30, 2016 and 2015, respectively.  The increase in cash provided can be mainly attributed to proceeds of approximately $936,000 received from the sale of our office building.  During the period in 2015, we received proceeds of approximately $500,000 from the sale of a Company owned condominium located in San Diego, California.  During the nine month periods in 2016 and 2015, the Company drilled two and four wells, respectively.

Financing Activities.  Net cash provided by financing activities totaled $1,294,031 in the first nine months of 2016, while during the same period in 2015, $397,556 was provided by financing activities.  During the period in 2016, $1,950,000 was provided by the Cash Advances from Investors, mentioned earlier and $1,446,853 was used for principal payments on the Company’s note payable in the sale of its office building.   Also in the period in 2016, we issued 2,089,816 restricted common shares and received cash proceeds of $787,000 under private placement stock sales.  During the nine months ended September 30, 2015, Royale issued 579,694 shares of its common stock and received net proceeds of $463,273, which were offset by costs of approximately $44,159 relating to its market equity offering program.  In both periods, these proceeds were added to working capital and used for ordinary operating expenses.  During the period in 2015, $21,558 was used for principal payments on the Company’s note payable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $1.89 per Mcf to a high of $3.36 per Mcf during the first nine months of 2016.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified an internal control deficiency that represents a material weakness in or internal control over financial reporting as of September 30, 2016, in that certain financing transactions, including two convertible note transactions during the three months ended September 30, 2016, were not supported by executed agreements.  Management will obtain executed agreements for these notes from the noteholders prior to December 31, 2016 and require completed agreements in future transactions to properly record financing activities.

The control deficiency that gave rise to the material weaknesses did not result in a material misstatement of our financial statements for the three months ended September 30, 2016.

Except for the actions described above that were taken to address the material weaknesses, there were no changes in our internal controls during the three months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

None

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

ROYALE ENERGY, INC.

Date: November 14, 2016	/s/ Jonathan Gregory
Jonathan Gregory, Chief Executive Officer

Date: November 14, 2016	/s/ Donald H. Hosmer
Donald H. Hosmer, President of Business Development

Date: November 14, 2016	/s/ Stephen M. Hosmer
Stephen M. Hosmer, President and Chief Financial Officer