Form 10-K
period 2016-12-31
ROYALE ENERGY INC
filed 2017-03-31
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016	Commission File No. 0-22750

ROYALE ENERGY, INC.
(Name of registrant in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1870 Cordell Court
El Cajon, CA 92020
(Address of principal executive offices)

Issuer's telephone number:     619-383-6600

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

At June 30, 2016, the end of the registrant’s most recently completed second fiscal quarter; the aggregate market value of common equity held by non-affiliates was $5,395,938.

At March 24, 2017, 21,836,033 shares of registrant's Common Stock were outstanding.

ROYALE ENERGY, INC.
PART I

Item 1                          Description of Business

Royale Energy, Inc. ("Royale Energy” or the “Company") is an independent oil and natural gas producer.  Royale Energy's principal lines of business are the production and sale of natural gas, acquisition of oil and gas lease interests and proved reserves, drilling of both exploratory and development wells, and sales of fractional working interests in wells to be drilled by Royale Energy.  Royale Energy was incorporated in California in 1986 and began operations in 1988.  Royale Energy's common stock is traded on the Over-The-Counter QB (OTCQB) Market System (symbol ROYL).  On December 31, 2016, Royale Energy had 11 full time employees.

Merger with Matrix Oil Management Corporation

In July 2016, we entered into a letter of intent with Matrix Oil Management Corporation (“Matrix”) to merge Royale Energy and Matrix in a combined stock and assumption of debt transaction.  On November 30, 2016, we entered into an Agreement and Plan of Merger and Reorganization dated November 30, 2016, among Royale, Royale Energy Holdings, Inc., a Delaware corporation (the “Parent”), Royale Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Parent, Matrix Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Parent, and Matrix.  The Merger Agreement was subsequently amended and restated as of December 31, 2016 (the “Merger Agreement”).

The Merger Agreement is part of a series of related transactions in which the Parent will (i) issue its common stock to acquire all of (A) the common stock of Royale Energy, Matrix and Matrix’s affiliate, Matrix Oil Corporation, a California corporation, and (B) the partnership interests of three limited partnerships affiliated with Matrix and (ii) issue newly created Series B 3.5% Convertible Preferred Stock in exchange for approximately $20,124,000 of subordinated debt issued by Matrix and its affiliates.

Immediately after the mergers and the related transactions, it is expected that (i) former holders of Matrix common stock, Matrix Oil Corporation capital stock and the three limited partnerships affiliated with Matrix will collectively own 50% of the Parent’s common stock then outstanding, (ii) former holders of Royale Energy common stock will collectively own 50% of the Parent’s common stock then outstanding, in each case giving effect to the number of shares of the Parent’s common stock issuable under all options and warrants outstanding immediately after the mergers other than shares issuable on exercise of certain options and warrants issued by Royale Energy and (iii) former holders of subordinated debt issued by Matrix and its affiliates will collectively own 100% of all of the Parent’s Series B Convertible Preferred Stock then outstanding.

The merger and related transactions will require the approval of the shareholders of each company and registration of the Royale Energy equity securities to be issued in the merger under the Securities Act of 1933 prior to completion of the transaction.

Matrix is an independent oil and natural gas producer based in Santa Barbara, California.  Matrix and its affiliates are privately held by fewer than ten equity holders and partners.

Royale Energy, Inc.

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

During its fiscal year ended December 31, 2016, Royale Energy continued to explore and develop natural gas properties with a concentration in California.  Additionally, we own proved developed producing and non-producing reserves of oil and natural gas in Utah, Texas, Oklahoma and Louisiana, as well as holding an overriding royalty interest in a discovery in Alaska.  In 2016, Royale Energy drilled three wells in northern California; which were all commercially productive.  Royale Energy's estimated total reserves were approximately 2.1 and 2.5 BCFE (billion cubic feet equivalent) at December 31, 2016 and 2015, respectively.  According to the reserve reports furnished by Netherland, Sewell & Associates, Inc., Royale Energy's independent petroleum engineers, the undiscounted net reserve value of its proved developed and undeveloped reserves was approximately $3.0 million at December 31, 2016, based on the natural gas average PG&E city-gate spot price of $2.76 per MCF.  Netherland, Sewell & Associates, Inc. supplied reserve value estimates for the Company’s California, Texas, Oklahoma, Utah and Louisiana properties.

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

Our standardized measure of discounted future net cash flows at December 31, 2016, was estimated to be $1,483,272.  This figure was calculated by subtracting our estimated future income tax expense from the net reserve value of proved developed and undeveloped reserves, and by further applying a 10% annual discount for estimated timing of cash flows.  A detailed calculation of our standardized measure of discounted future net cash flow is contained in Supplemental Information about Oil and Gas Producing Activities – Changes in Standardized Measure of Discounted Future Net Cash Flow from Proved Reserve Quantities, page F-24.

Royale Energy reported a gain on turnkey drilling in connection with the drilling of wells on a "turnkey contract" basis in the amount of $460,210 and $2,330,969 for the years ended December 31, 2016 and 2015, respectively.

In addition to Royale Energy's own staff, Royale Energy hires independent contractors to drill, test, complete and equip the wells that it drills.  Approximately 44.4% of Royale Energy's total revenue for the year ended December 31, 2016, came from sales of oil and natural gas from production of its wells in the amount of $538,631.  In 2015, this amount was $1,018,928, which represented 59.5% of Royale Energy's total revenues.

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

Royale Energy generally operates the wells it completes.  As operator, it receives fees set by industry standards from the owners of fractional interests in the wells and from expense reimbursements.  For the year ended December 31, 2016, Royale Energy earned gross revenues from operation of the wells in the amount of $406,560 representing 33.5% of its total revenues for the year.  In 2015, the amount was $503,441, which represented about 29.4% of total revenues.  At December 31, 2016, Royale Energy operated 31 natural gas wells in California. Royale also has non-operating interests in three natural gas wells in Utah, four oil and gas wells in Texas, two in Oklahoma, four in California, and two in Louisiana.

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

In 2016, Royale Energy formed a wholly owned subsidiary, Royale DWI Investors, LLC, a California limited liability company, to hold legal title to certain oil and gas working interests which Royale Energy owns for the benefit of its working interest investors.  Royale Energy had no subsidiaries in 2015.

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

Royale Energy files quarterly, yearly and other reports with the Securities Exchange Commission.  You may obtain a copy of any materials filed by Royale Energy with the SEC at 100 F Street, N.W., Washington, D.C. 20549, by calling 1-800-SEC-0300.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  Royale Energy also provides access to its SEC reports and other public announcements on its website, http://www.royl.com.

Item 2                          Description of Property

Since 1993, Royale Energy has concentrated on development of properties in the Sacramento Basin and the San Joaquin Basin of Northern and Central California.  In 2016, Royale Energy drilled three wells in northern California, two exploratory producing wells and one developmental producing well.

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

Following is a discussion of Royale Energy's significant oil and natural gas properties.  Reserves at December 31, 2016, for each property discussed below, have been determined by Netherland, Sewell & Associates, Inc., registered professional petroleum engineers, in accordance with reports submitted to Royale Energy on February 22, 2017.

Northern California

Royale Energy owns lease interests in nine gas fields with locations ranging from Glenn County in the north to Madera County in the south, in the Sacramento Basin in California.  At December 31, 2016, Royale operated 31 wells in California with estimated total proven, developed, and undeveloped reserves at approximately 2.0 BCF, according to Royale’s independently prepared reserve report as of December 31, 2016.

Developed and Undeveloped Leasehold Acreage

As of December 31, 2016, Royale Energy owned leasehold interests in the following developed and undeveloped properties in both gross and net acreage.

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
California	5,092.76	3,778.97	11,432.00	3,308.42
All Other States	3,083.12	1,634.58	7,721.00	6,859.00
Total	8,175.88	5,413.55	19,153.00	10,167.42

Gross and Net Productive Wells

As of December 31, 2016, Royale Energy owned interests in the following oil and gas wells in both gross and net acreage:

	Gross Wells	Net Wells
Natural Gas	41.00	18.24
Oil	5.00	.36
Total	46.00	18.60

Drilling Activities

The following table sets forth Royale Energy's drilling activities during the years ended December 31, 2015 and 2016.  All wells are located in the Continental U.S., in California, Texas, Louisiana and Utah.

Year	Type of Well(a)		Gross Wells(b)		Net Wells(e)
		Total	Producing(c)	Dry(d)	Producing(c)	Dry(d)

2015	Exploratory	2	1	1	0.5172	0.5243
	Developmental	2	1	1	0.3933	0.4725

2016	Exploratory	2	2	-	0.3613	-
	Developmental	1	1	-	0.2097	-

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

	2016	2015
Net volume
Oil (BBL)	193	403
Gas (MCF)	232,539	363,168
MCFE	233,697	365,586

Average sales price
Oil (BBL)	$12.11	$46.11
Gas (MCF)	$2.31	$2.75

Net production costs and taxes	$594,241	$1,000,769

Lifting costs (per MCFE)	$2.54	$2.74

Net Proved Oil and Natural Gas Reserves

As of December 31, 2016, Royale Energy had proved developed reserves of 1,700 MMCF and total proved reserves of 2,015 MMCF of natural gas on all of the properties Royale Energy leases.  For the same period, Royale Energy also had proved developed oil and natural gas liquid combined reserves of 6 MBBL and total proved oil and natural gas liquid combined reserves of 6 MBBL.

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

Item 4                          Mine Safety Disclosures

Not Applicable

PART II

Item 5                          Market for Common Equity and Related Stockholder Matters

Royale Energy’s Common Stock is traded under the symbol “ROYL”.  Since January 21, 2016, Royale Energy’s Common Stock has been traded on the OTC QB Market.  Prior to that, Royale energy’s Common Stock was traded on the Nasdaq Stock Market.  As of December 31, 2016, 21,836,033 shares of Royale Energy’s Common Stock were held by approximately 6,008 stockholders.  The following table reflects the high and low quarterly closing sales prices on the Nasdaq Stock Market and OTC QB Market from January 2015 through December 2016.

	1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
	High	Low	High	Low	High	Low	High	Low
2015	2.16	1.55	1.82	1.15	1.27	0.63	0.81	0.30
2016	0.57	0.07	0.47	0.34	0.80	0.43	0.74	0.58

Dividends

The Board of Directors did not issue cash or stock dividends in 2016 or 2015.

Recent Sales of Unregistered Securities

None.

Item 6                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Royale Energy’s Financial Statements and Notes thereto and other financial information relating to Royale Energy included elsewhere in this document.

Since 1993, Royale Energy has primarily acquired and developed producing and non-producing natural gas properties in California.   In 2004, Royale Energy began developing leases in Utah and in 2012 began acquiring leases in Alaska.  The most significant factors affecting the results of operations are (i) the change in commodities price of natural gas and oil reserves owned by Royale Energy, (ii) changes in oil and natural gas production levels and reserves, and (iii) turnkey drilling activities and (iv) the impairment of our Alaska leases.

Merger with Matrix Oil Management Corporation

Royale Energy has entered into an amended and restated merger agreement dated as of December 31, 2016, among Royale Energy, Royale Energy Holdings, Inc., a Delaware corporation (the “Parent”), Royale Merger Sub, Inc., Matrix Merger Sub, Inc., a wholly-owned subsidiary of Parent, and Matrix Oil Management Corporation (“Matrix”).  The Merger Agreement is part of a series of related transactions in which the Parent will (i) issue its common stock to acquire all of (A) the common stock of Royale Energy, Matrix and Matrix’s affiliate, Matrix Oil Corporation, and (B) the partnership interests of three limited partnerships affiliated with Matrix and (ii) issue newly created Series B 3.5% Convertible Preferred Stock in exchange for approximately $20,124,000 of subordinated debt issued by Matrix and its affiliates.

Immediately after the mergers and the related transactions, it is expected that (i) former holders of Matrix common stock, Matrix Oil Corporation capital stock and the three limited partnerships affiliated with Matrix will collectively own 50% of the Parent’s common stock then outstanding, (ii) former holders of Royale Energy common stock will collectively own 50% of the Parent’s common stock then outstanding, in each case giving effect to the number of shares of the Parent’s common stock issuable under all options and warrants outstanding immediately after the mergers other than shares issuable on exercise of certain options and warrants issued by Royale Energy and (iii) former holders of subordinated debt issued by Matrix and its affiliates will collectively own 100% of all of the Parent’s Series B Convertible Preferred Stock then outstanding.

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

Impairment analyses are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During 2016 and 2015, impairment losses of $2,071,849 and $424,163, respectively, were recorded on various capitalized lease and land costs where the carrying value exceeded the fair value or where the leases were no longer viable.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.    The company records a liability for all funds invested as deferred drilling obligations until each individual well is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At December 31, 2016 and 2015, Royale Energy had deferred drilling obligations of $7,894,001 and $8,415,528 respectively.

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

Going Concern

At December 31, 2016, the Company has an accumulated deficit of $45,778,521, a working capital deficiency of $5,905,165 and a stockholders’ deficit of $4,513,072. As a result, our financial statements include a “going concern qualification” reflecting substantial doubt as to our ability to continue as a going concern. See Note 1 to our audited financial statements.  We are seeking to merge with Matrix to increase efficiency and reduce costs to both companies, thereby allowing a return to positive cash flow.  We have no commitments to provide any additional financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, if needed to fully fund our 2017 drilling budget and to support future operations.

Results of Operations for the Twelve Months Ended December 31, 2016, as Compared to the Twelve Months Ended December 31, 2015

For the year ended December 31, 2016, we recorded a net loss of $4,144,462, compared to net loss of $2,010,816 during 2015.  Total revenues from operations in 2016 were $1,213,839, a decrease of $499,249, or 29.1% from the total revenues of $1,713,088 in 2015, due to lower natural gas production and commodity prices during 2016.  Total expenses for operations in 2016 were $6,505,716, a decrease of $432,025, or 6.2%, from the total expenses of $6,937,741 in 2015, mainly due to cost reduction measures in most of our operating expense categories.

In 2016, revenues from oil and gas production decreased by 47.1% to $538,631 from $1,018,928 in 2015. This decrease was due to lower production volumes and lower natural gas commodity prices received during 2016.  The net sales volume of natural gas for the year ended December 31, 2016, was approximately 232,539 MCF with an average price of $2.31 per MCF, versus 363,168 MCF with an average price of $2.75 per MCF for 2015.  This represents a decrease in net sales volume of 130,629 MCF or 36%.  This decrease in production volume was mainly due to the natural declines in our wells, and the sale of our Victor Ranch field interests which had an effective date of September 1, 2016.  The net sales volume for oil and condensate (natural gas liquids) production was approximately 193 barrels with an average price of $12.11 per barrel, which was lower due to the inclusion of oil byproducts in the barrel count, for the year ended December 31, 2016, compared to 403 barrels at an average price of $46.11 per barrel for the year in 2015.  This represents a decrease in net sales volume of 210 barrels, or 52.1%, also due to the natural declines on existing oil and condensate wells.  Northern and central California accounted for approximately 97% of the Company’s successful natural gas production in 2016.

Oil and natural gas lease operating expenses decreased by $406,528, or 40.6% to $594,241 for the year ended December 31, 2016, from $1,000,769 for the year in 2015.  This decrease was due to lower production volumes and to cost reduction measures especially in lower workover costs and operating costs for non-operated wells during 2016.  When measuring lease operating costs on a production or lifting cost basis, in 2016, the $594,241 equates to a $2.54 per MCFE lifting cost versus a $2.74 per MCFE lifting cost in 2015, a 7.3% decrease, due to lower production volumes in 2016.  For the year ended December 31, 2016, delay rental costs decreased by $448,313, as there were no delay rental costs paid in 2016.

At December 31, 2016, Royale Energy had a deferred drilling obligation of $7,894,001.  During 2016, we disposed of $4,502,026 of obligations relating to 2015, upon completing the drilling of three wells, two exploratory and one developmental.  This resulted in a gain of $460,210.  During 2015, we disposed of $4,955,734 of obligations relating to 2014, upon completing the drilling of four wells, two exploratory and two developmental.  Additionally we purchased an interest in an existing well from an industry partner.  In 2015, we also recorded a gain of $564,346 on accounts payable invoices in dispute as the vendor went into bankruptcy, and under the opinion of legal counsel, these invoices were deemed no longer payable.  This resulted in a gain of $2,330,969.   The three wells drilled in 2016 were higher in costs than those drilled in 2015, due to their locations, depths completion costs and additional directional costs associated with one of the wells.  Royale Energy expects to dispose of approximately $3.5 million of its deferred drilling obligation in the first six months of 2017 with $6.4 million of its deferred drilling obligation disposed of by the end of 2017.

During 2016, we recorded a gain of $284,419 on the sale of interests in our Victor Ranch field wells and leases.  During 2016, we also recorded a gain of $198,975 on the sale of our Company owned office building located in El Cajon, California.  During the year in 2016, we recorded a gain of $341,751 on the settlement of accounts payable.  In 2016, we recorded a loss on disposal of assets of $23,781, on fixed assets that were no longer viable.  During 2016, we also recorded a write down of $19,151 on certain oil and gas well equipment to its current estimated market value.  During 2015, we recorded a gain of $468,759 related to the sale of a portion of our western block oil and gas lease acreage in Alaska.  During this period, we also recorded a gain of $87,127 on the settlement of accounts payable due to vendors.  In 2015, we also recorded a gain of $403,000 on the sale of a license agreement to our Alaska seismic survey.  Additionally in 2015, we recorded a gain of $10,070 on the sale of a Company owned condominium located in San Diego, California.  During 2015, we recorded a write down of $60,960 on certain oil and gas well equipment to its current estimated market value.

Impairment losses of $2,071,849 and $424,163 were recorded in 2016 and 2015, respectively.  In 2016, $2,025,546 of the impairment loss was due to termination of our remaining Alaska leases which were not renewed due to nonpayment of the delay rental payments.  Also in 2016, $46,303 of the impairment loss was due to capitalized lease and land costs on a Texas lease that was no longer viable.  In 2015, $327,727 of the impairment loss was due to two Utah wells, one Louisiana well, and our Alaska acreage where the carrying value exceeded the fair value.  For the balance of the loss in 2015, we recorded impairments on various capitalized lease and land costs that were no longer viable.

Bad debt expense for 2016 and 2015 were $0 and $536,538, respectively.  The expenses in 2015 arose from identified uncollectable receivables relating to our oil and natural gas properties either plugged and abandoned or scheduled for plugging and abandonment and our year-end oil and natural gas reserve values.  We periodically review our accounts receivable from working interest owners to determine whether collection of any of these charges appears doubtful.  By contract, the Company may not collect some charges from its Direct Working Interest owners for certain wells that ceased production or had been sold during the year, to the extent that these charges exceed production revenue.

The aggregate of supervisory fees and other income was $675,208 for the year ended December 31, 2016, a decrease of $18,952 or 2.7% from $694,160 during the year in 2015.  This decrease was mainly due to lower operations overhead and pipeline fees during 2016, due to lower production volumes.  Supervisory fees are charged in accordance with the Council for Petroleum Accountants Societies (COPAS) policy for reimbursement of expenses associated with the joint accounting for billing, revenue disbursement, and payment of taxes and royalties.  These charges are reevaluated each year and adjusted up or down as deemed appropriate by a published report to the industry by Ernst & Young, LLP, Certified Public Accountants.  Supervisory fees decreased $96,881 or 19.2%, to $406,560 in 2016 from $503,441 in 2015.

Depreciation, depletion and amortization expense decreased to $283,874 from $400,813 a decrease of $116,939 or 29.2% for the year ended December 31, 2016, as compared to 2015.  The depletion rate is calculated using production as a percentage of reserves.  This decrease in depreciation expense was due to a lower depletion rate as reserve volumes were higher at the end of 2016 and a lower asset base due to the sale of our Victor Ranch field interests.

General and administrative expenses decreased by $567,069 or 17.8%, to $2,614,502 for the year ended December 31, 2016, from $3,181,571 for the year in 2015.  This decrease was primarily due to employee related, salaries, insurance and taxes, cost reduction measures.  Legal and accounting expense increased to $627,577 for the year, compared to $558,471 for 2015, a $69,106 or 12.4% increase.  The increase in 2016 was mainly due to legal and accounting expenses related to the proposed merger.

Marketing expense for the year ended December 31, 2016, decreased $31,621 or 9.7%, to $294,522, compared to $326,143 for the year in 2015.  Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

During 2016, interest expense increased to $114,159 from $86,088 in 2015, a $28,071 or 32.6% increase.  This increase resulted from interest accrued on its convertible promissory notes issued in August 2016.  Further details concerning Royale’s notes payable can be found in Capital Resources and Liquidity, below.

In 2016 and 2015, we did not have an income tax expense due to the use of a percentage depletion carryover valuation allowance created from the current and past operations resulting in an effective tax rate less than the normal federal rate of 34% plus the relevant state rates (mostly California, 8.8%).

Capital Resources and Liquidity

At December 31, 2016, Royale Energy had current assets totaling $6,038,081 and current liabilities totaling $11,943,246, a $5,905,165 working capital deficit.  We had cash and cash equivalents at December 31, 2016 of $4,994,598 compared to $3,763,819 at December 31, 2015.

Ordinarily, we fund our operations and cash needs from our available credit and cash flows generated from operations.  We believe that, should the merger be consummated, for the foreseeable future we will be able to meet our liquidity demands.  However, should the merger fail to close, there is doubt as to the ability to meet liquidity demands through cash flow or ongoing operations.  In that event, the Company will seek alternative capital sources through additional sales of equity or debt securities.

At December 31, 2016, our other receivables, which consist of receivables from direct working interest investors and industry partners, totaled $676,647, compared to $381,192 at December 31, 2015, a $295,455 or 77.5% decrease.  This increase was mainly due to new well placed into production during the year whose operating costs were not yet recovered.  Royale’s revenue receivable at the end of 2016 was $303,528, a decrease of $155,592 or 105.2%, compared to $147,936 at the end of 2015, due to higher oil and gas production from two new wells which began production during the fourth quarter of 2016, and higher natural gas commodity prices.  At December 31, 2016, our accounts payable and accrued expenses totaled $2,469,245, a decrease of $467,981 or 15.9% over the accounts payable at the end of 2015 of $2,937,226, mainly due to payments and settlements of trade accounts payable during the year in 2016.

In July 2016, we entered in negotiations with two separate investors to issue convertible promissory notes of $1,280,000 and $300,000, with a conversion price of $0.40 per share, with warrants to purchase one share of common stock for every three shares of common stock issuable upon conversion of the notes.  The notes mature one year from the date of issuance and carry a 10% interest rate, which is due at maturity.  The conversion of the notes to shares is subject to shareholder approval.   The funds from these transactions is to be used to continue drilling activities, fund expenses to be incurred in connection with completion of Royale Energy’s proposed merger with Matrix Oil Corporation and for general corporate purposes.  Both of these negotiations are expected to conclude in the first quarter of 2017 and as such were included as Cash Advances on Pending Transactions as December 31, 2016.

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

The following schedule summarizes our known contractual cash obligations at December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total Obligations	2017	2018-2019	2020	Beyond

Office Lease	$612,562	$97,266	$242,537	$127,355	$145,404

Operating Activities.  For the years ended December 31, 2016 and 2015, cash used by operating activities totaled $3,271,631 and $3,973,180, respectively.  This $701,549 or 17.7% decrease in cash used was mainly due to cost reduction measures and higher stock based compensation as executive management and members of the board of directors received common stock in lieu of cash compensation.  During the year in 2016, executive management and directors received 2,335,461 compensatory shares of the Company’s common stock valued at $645,986.

Investing Activities.  For the years ended December 31, 2016 and 2015, cash provided by investing activities was $3,208,378 and $4,014,879, respectively.  This $806,501 or 20.1% decrease in cash provided in 2016 was primarily due to the sale of a portion of our leases in Alaska in 2015, from which we received proceeds of approximately $1.4 million. In 2015, we also received approximately $400,000 from the sale of a license agreement to our Alaska seismic survey and we received proceeds of approximately $500,000 from the sale of the company owned condominium located in San Diego, California.  During 2016, approximately $936,000 was received from the sale of our office building and $350,000 was received from the sale of our interests in the Victor Ranch leases.  Additionally, our turnkey drilling program proceeds and expenditures were higher in 2015, when we drilled four wells and purchased an interest in an existing well, while in 2016 we drilled three wells.  The wells drilled in 2015 were higher in costs due to their locations and depths.

Financing Activities.  For the years ended December 31, 2016 and 2015, cash provided by financing activities was $1,294,032 and $660,279, respectively.  During 2016, $1,580,000 was provided by the Cash Advances from Investors, mentioned earlier and $1,446,853 was used for principal payments on the Company’s note payable in the sale of its office building.   Also in 2016, we issued 3,027,070 restricted common shares and 789,658 additional warrants and received cash proceeds of $1,160,884 under private placement stock sales.  During 2015, Royale issued 701,397 shares of its common stock and received net proceeds of $534,274 in a registered market equity offering program.  Also in 2015, we received net proceeds of $153,876 and issued 485,486 shares of its common stock and 242,746 additional warrants in a registered direct offering.  During the period in 2015, $29,031 was used for principal payments on the Company’s note payable.  In 2016 and 2015, cash used from financing activities were added to working capital and used for ordinary operating expenses.

Changes in Reserve Estimates

During 2016, our overall proved developed and undeveloped reserves decreased by 19% and our previously estimated proved developed and undeveloped reserve quantities were revised upward by approximately .07 million cubic feet of natural gas.  This upward revision reflected higher than previously estimated proved producing and non-producing natural gas reserves at eight California wells and one Louisiana well.  See Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-20.

During 2015, our overall proved developed and undeveloped reserves decreased by 39% and our previously estimated proved developed and undeveloped reserve quantities were revised downward by approximately 1.3 million cubic feet of natural gas.  This downward revision reflected lower than previously estimated proved producing and non-producing natural gas reserves at seven California wells and one Utah well.  See Supplemental Information about Oil and Gas Producing Activities (Unaudited), page F-20.

Item 7                          Qualitative and Quantitative Disclosures About Market Risk

Royale Energy is exposed to market risk from changes in commodity prices and in interest rates.  In 2016, we sold a majority of our natural gas at the daily market rate through the Pacific Gas & Electric pipeline.  In 2016, our natural gas revenues were approximately $536,000 with an average price of $2.31 per MCF.  At current production levels, a 10% per MCF increase or decrease in our average price received could potentially increase or decrease our natural gas revenues by approximately $50,000.  We currently do not sell any of our natural gas or oil through hedging contracts.

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

Our executive officers, Jonathan Gregory, Chief Executive Officer, Donald H. Hosmer, President of Business Development and Stephen M. Hosmer, President and Chief Financial Officer, evaluated the effectiveness or our disclosure controls and procedures as of the end of the 2016 fiscal year.  Based on their evaluation, they concluded that our disclosure controls are effective as of December 31, 2016.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Management assessed our internal control over financial reporting as of December 31, 2016, which was the end of our fiscal year. Management based its assessment on criteria established in the SEC Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The guidance sets forth an approach by which management can conduct a top-down, risk-based evaluation of internal control over financial reporting. Management’s assessment included an evaluation of risks to reliable financial reporting, whether controls exist to address those risks and evaluated evidence about the operation of the controls included in the evaluation based on its assessment of risk.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified an internal control deficiency that represents a material weakness in or internal control over financial reporting as of December 31, 2016, in that, certain legal documents, such as debt and equity financing transactions, during the fiscal year were not supported by fully executed agreements.

The control deficiency that gave rise to the material weakness did not result in a material misstatement of our financial statements for the fiscal year ending December 31, 2016.

Because of the material weakness described above, our management was unable to conclude that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management is seeking written acknowledgement of the note transactions from the note holders in order to remediate the material weakness described above and will require written acknowledgement from counterparties of all similar future transactions.

Except for the actions described above that were taken to address the material weaknesses, there were no changes in our internal controls during the fiscal year ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the last fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10                        Directors and Executive Officers of the Registrant

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement/prospectus for our 2016 Annual Meeting of Shareholders.

Item 11                        Executive Compensation

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement/prospectus for our 2016 Annual Meeting of Shareholders.

Item 12                        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement/prospectus for our 2016 Annual Meeting of Shareholders.

Item 13                        Certain Relationships and Related Transactions

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement/prospectus for our 2016 Annual Meeting of Shareholders.

Item 14                        Principal Accountant Fees and Services

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement/prospectus for our 2016 Annual Meeting of Shareholders.

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

2.1
Amended and Restated Agreement and Plan of Merger among Royale Energy, Inc., Royale Energy Holdings, Inc., Royale Merger Sub, Inc., Matrix Merger Sub, Inc., and Matrix Oil Management Corporation, incorporated by reference to Exhibit 2.1, Annex A to Royale Energy’s Registration Statement on Form S-4 filed February 14, 2017.

2.2
Form of Preferred Exchange Agreement with the holders of all of the Matrix Preferred Interests, incorporated by reference to Exhibit 2.2, Annex B to Royale Energy’s Registration Statement on Form S-4 filed February 14, 2017.

2.3
Form of LP Exchange Agreement between Royale Energy, Inc., Royale Energy Holdings, Inc., and holders of LP Interests of Matrix Investments, L.P. other than Preferred LP Interests, incorporated by reference to Exhibit 2.3, Annex C to Royale Energy’s Registration Statement on Form S-4 filed February 14, 2017.

2.4
Form of LP Exchange Agreement between Royale Energy, Inc., Royale Energy Holdings, Inc., and holders of LP Interests of Matrix Las Cienegas Limited Partnership, incorporated by reference to Exhibit 2.4, Annex D to Royale Energy’s Registration Statement on Form S-4 filed February 14, 2017.

2.5
Form of LP Exchange Agreement between Royale Energy, Inc., Royale Energy Holdings, Inc., and holders of all LP Interests of Matrix Permian Investments, L.P. , incorporated by reference to Exhibit 2.5, Annex E to Royale Energy’s Registration Statement on Form S-4 filed February 14, 2017.

2.6
Form of Matrix Operator Stock Exchange Agreement between Royale Energy, Inc., Royale Energy Holdings, Inc., and the holders of all outstanding common stock of Matrix Oil Corporation, incorporated by reference to Exhibit 2.6, Annex F to Royale Energy’s Registration Statement on Form S-4 filed February 14, 2017.

2.7	Form of Section 351 Plan of Merger and Exchange, incorporated by reference to Exhibit 2.7, Annex G to Royale Energy’s Registration Statement on Form S-4 filed February 14, 2017.
2.8	This Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger dated March 30, 2017, filed herewith.
3.1	Restated Articles of Incorporation of Royale Energy, Inc., incorporated by reference to Exhibit 3.1 of Royale Energy’s Form 10-Q filed August 14, 2009.
3.2	Amended and Restated Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.2 of Royale Energy’s Form 10-K filed March 27, 2009.
21.1	Subsidiaries, filed herewith.
23.1	Consent of SingerLewak L.L.P., filed herewith.
31.1	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
31.2	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
31.3	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
32.1	Section 1350 Certification, filed herewith.
32.2	Section 1350 Certification, filed herewith.
32.3	Section 1350 Certification, filed herewith.
99.1	Report of Netherland Sewell & Associates, Inc., filed herewith.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Royale Energy, Inc.

Date: March 31, 2017	/s/ Jonathan Gregory
Jonathan Gregory
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2017	/s/ Harry E. Hosmer
Harry E. Hosmer
Chairman of the Board of Directors
Date: March 31, 2017	/s/ Donald H. Hosmer
Donald H. Hosmer
Director, and President of Business Development
Date: March 31, 2017	/s/ Stephen M. Hosmer
Stephen M. Hosmer
Director, President, Chief Financial Officer and Secretary
Date: March 31, 2017	/s/ Ronald Buck
Ronald Buck
Director
Date: March 31, 2017	/s/ Ronald Verdier
Ronald Verdier
Director
Date: March 31, 2017	/s/ Gary Grinsfelder
Gary Grinsfelder
Director
Date: March 31, 2017	/s/ Jonathan Gregory
Jonathan Gregory
Director, Chief Executive Officer

ROYALE ENERGY, INC.
INDEX TO FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Royale Energy, Inc.

We have audited the accompanying balance sheets of Royale Energy Inc. (the “Company” as of December 31, 2016 and 2015, and the related statements of comprehensive loss, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royale Energy Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, its total liabilities exceed its total assets and it has an accumulated stockholders’ deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SingerLewak LLP

Los Angeles, California

March 31, 2017

ROYALE ENERGY, INC.
BALANCE SHEETS
DECEMBER 31, 2016 AND 2015

	2016	2015

ASSETS
Current Assets:
Cash	$4,994,598	$3,763,819
Other Receivables, net	676,647	381,192
Revenue Receivables	303,528	147,936
Prepaid Expenses	63,308	114,036

Total Current Assets	6,038,081	4,406,983

Other Assets	610,779	730,844

Oil And Gas Properties (Successful Efforts Basis), Real Property and Equipment and Fixtures, net	1,733,424	6,532,478

Total Assets	$8,382,284	$11,670,305

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
BALANCE SHEETS
DECEMBER 31, 2016 AND 2015

	2016	2015

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,469,245	$2,937,226
Cash Advances on Pending Transactions	1,580,000	-
Current Portion of Long-Term Debt	-	30,528
Deferred Drilling Obligations	7,894,001	8,415,528

Total Current Liabilities	11,943,246	11,383,282

Noncurrent Liabilities:
Asset Retirement Obligation	952,110	1,096,179
Note Payable, less current portion	-	1,416,325

Total Noncurrent Liabilities	952,110	2,512,504

Total Liabilities	12,895,356	13,895,786

Stockholders' Deficit:
Convertible Preferred Stock, Series AA, No Par Value, 147,500 Shares Authorized; 0 and 46,662 Shares Issued and Outstanding, at December 31, 2016 and 2015, Respectively	-	136,149
Common Stock, No Par Value, 30,000,000 Shares Authorized; 21,836,033 and 16,396,579 Shares Issued and Outstanding, at December 31, 2016 and 2015, respectively	41,265,449	39,272,429

Accumulated Deficit	(45,778,521)	(41,634,059)

Total Stockholders' Deficit	(4,513,072)	(2,225,481)

Total Liabilities and Stockholders' Deficit	$8,382,284	$11,670,305

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2016, AND 2015

	2016	2015
Revenues:
Sale of Oil and Gas	$538,631	$1,018,928
Supervisory Fees and Other	675,208	694,160

Total Revenues	1,213,839	1,713,088

Costs and Expenses:
General and Administrative	2,614,502	3,181,571
Lease Operating	594,241	1,000,769
Delay Rentals	-	448,313
Lease Impairment	2,071,849	424,163
Well Equipment Write Down	19,151	60,960
Bad Debt Expense	-	536,538
Legal and Accounting	627,577	558,471
Marketing	294,522	326,143
Depreciation, Depletion and Amortization	283,874	400,813

Total Costs and Expenses	6,505,716	6,937,741

Gain on Turnkey Drilling Programs	460,210	2,330,969

Loss from Operations	(4,831,667)	(2,893,684)

Other Income (Expense):
Interest Expense	(114,159)	(86,088)
Gain on Sale of Assets	483,394	968,956
Gain on Settlement of Accounts Payable	341,751	-
Loss on Disposal of Assets	(23,781)	-

Loss Before Income Tax Expense	(4,144,462)	(2,010,816)

Provision for Income Taxes	-	-
Net Loss	(4,144,462)	(2,010,816)

Basic Loss Per Share	(0.22)	(0.13)

Diluted Loss Per Share	(0.22)	(0.13)

Other Comprehensive Income (Loss)
Unrealized Loss on Equity Securities	-	-
Less: Reclassification Adjustment for Losses Included in Net Income	-	(6,503)

Other Comprehensive Gain (Loss) before tax	-	6,503

Other Comprehensive Gain (Loss), net of tax	-	6,503

Comprehensive Loss	(4,144,462)	(2,004,313)

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

			Preferred Stock
	Common Stock		Series AA			Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued and Outstanding		Number of Shares Issued and Outstanding
					Accumulated Deficit
		Amount		Amount			Total
Balance, December 31, 2014	14,945,789	$38,352,370	46,662	$136,149	$(39,623,243)	$(6,503)	$(1,141,227)

Common Stock Private Placement Sale	701,397	$490,116					490,116

Director’s Stock Option Grant		86,877					86,877

Common Stock RDO Private Placement Sale	485,486	199,195					199,195

Common Stock Issued to Executives in lieu of Compensation	263,907	143,871					143,871

Available for Sale Securities – Reclassification Adjustment for Losses Included in Net Income						6,503	6,503

Net Loss					(2,010,816)		(2,010,816)

Balance, December 31, 2015	16,396,579	$39,272,429	46,662	$136,149	$(41,634,059)	$-	$(2,225,481)

Common Stock Private Placement Sale	3,027,070	1,160,885					1,160,885

Common Stock Issued to Executives in lieu of Compensation	2,335,461	645,986					645,986

Issuance of Common Stock in Settlement of AP	76,923	50,000					50,000

Preferred Series AA Converted to Common Stock	23,331	136,149	(46,662)	(136,149)			-

Net Loss					(4,144,462)		(4,144,462)

Balance, December 31, 2016	21,859,364	$41,265,449	-	$-	$(45,778,521)	$-	$(4,513,072)

The accompanying notes are an integral part of these financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(4,144,462)	$(2,010,816)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation, Depletion, and Amortization	283,874	400,813
Lease Impairment	2,071,849	424,163
Gain on Sale of Assets	(483,394)	(968,956)
Gain on Turnkey Drilling Programs	(460,210)	(2,330,969)
Gain on Settlement of Accounts Payable	(341,751)	-
Loss on Disposal of Assets	23,781	-
Bad Debt Expense	-	536,538
Stock-Based Compensation	645,986	230,749
Realized Loss on Equity Securities	-	6,503
Well Equipment and Other Assets Write Down	19,151	60,960
(Increase) Decrease in:
Other & Revenue Receivables	(451,047)	1,187,810
Prepaid Expenses and Other Assets	151,642	(236,615)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(587,050)	(1,273,360)
Net Cash Used by Operating Activities	(3,271,631)	(3,973,180)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for Oil And Gas Properties	(2,058,357)	(3,753,134)
Proceeds from Turnkey Drilling Programs	3,980,499	5,433,476
Proceeds from Sale of Assets	1,286,236	2,334,537
Net Cash Provided by Investing Activities	3,208,378	4,014,879

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Advances From Investors	1,580,000	-
Principal Payments on Long-Term Debt	(1,446,853)	(29,031)
Proceeds from Issuance of Common Stock	1,160,885	689,310

Net Cash Provided by Financing Activities	1,294,032	660,279
Net Increase in Cash	1,230,779	701,978

Cash at Beginning of Year	3,763,819	3,061,841

Cash at End of Year	$4,994,598	$3,763,819

Cash Paid for Interest	$48,325	86,088

Cash Paid for Taxes	$2,100	1,000

Supplemental Schedule of Non-Cash Investing and Financing Transactions:
Conversion of Series AA Stock to Common Stock	$136,149	$-
Reclassification Adjustment for Losses Included in Net Income	$-	$(6,503)
Warrants Issued with Common Stock	$156,205	$-

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

Description of Business

Royale Energy is an independent oil and gas producer which also has operations in the area of turnkey drilling.  Royale Energy owns wells and leases in major geological basins located primarily in California, Texas, Oklahoma and Utah. Royale Energy offers fractional working interests and seeks to minimize the risks of oil and gas drilling by selling multiple well drilling projects which do not include the use of debt financing.

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

Liquidity and going concern

The primary sources of liquidity have historically been issuances of common stock and operations. We believe that the completion of the contemplated merger with will enable us to return to positive cash flow.  There is some doubt about the company’s ability to meet liquidity demands, and we anticipate that our primary sources of liquidity will be from the issuance of debt and/or equity, and the sale of oil and natural gas property participation interest.

The Company’s consolidated financial statements reflect an accumulated deficit of $45,778,521, a working capital deficiency of $5,905,165 and a stockholders’ deficit of $4,513,072. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans to alleviate the going concern include the proposed merger with Matrix and additional financing through issuances of common stock and the reduction of overhead costs.  There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, attempt to extend note repayments, and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Impairment analyses are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During 2016 and 2015, impairment losses of $2,071,849 and $424,163, respectively, were recorded on various capitalized lease and land costs that were no longer viable.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.  The company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At December 31, 2016 and 2015, Royale Energy had Deferred Drilling Obligations of $7,894,001 and $8,415,528, respectively.

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

Other Receivables

Our other receivables consists of receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  At December 31, 2016 and 2015, the Company established an allowance for uncollectable accounts of $2,270,773 and $2,270,773, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

Income (Loss) Per Share

Basic and diluted losses per share are calculated as follows:

	For the Year Ended December 31, 2016
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Loss Per Share:
Net loss available to common stock	$(4,144,462)	19,185,896	$(0.22)

Loss Per Share:
Effect of dilutive securities and stock options		-	$-

Net loss available to common stock	$(4,144,462)	19,185,896	$(0.22)

	For the Year Ended December 31, 2015
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Loss Per Share:
Net income available to common stock	$(2,010,816)	15,194,534	$(0.13)

Loss Per Share:
Effect of dilutive securities and stock options		-	$-

Net loss available to common stock	$(2,010,816)	15,194,534	$(0.13)

For the years ended December 31, 2016 and 2015, Royale Energy had dilutive securities of 0 and 23,331, respectively.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

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

Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions

At December 31, 2016 and 2015, Royale Energy does not have any financial assets measured and recognized at fair value on a recurring basis.  The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, "Asset Retirement and Environmental Obligations" ("FASB ASC 410"). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 3 for further discussion of the Company's asset retirement obligations.

Accounts Payable and Accrued Expenses

At December 31, 2016, the components of accounts payable and accrued expenses consisted of $1,205,740 in trade accounts payable due to various vendors, $699,068 in payables and accruals related to direct working interest investors revenues and operating costs, $98,172 in accrued expenses related to current drilling efforts, $266,110 for accrued liabilities for amounts set aside mainly for the plugging and abandonment of certain wells, $103,212 for employee related taxes and accruals, $65,833 related to interest payable on cash advances from investors and $18,662 in federal and state income taxes payable.  At December 31, 2015, the components of accounts payable and accrued expenses consisted of $2,167,809 in trade accounts payable due to various vendors, $238,320 in payables and accruals related to direct working interest investors operating costs, $369,837 for accrued liabilities for amounts set aside mainly for the plugging and abandonment of certain wells, $140,798 for employee related taxes and accruals and $20,462 in federal and state income taxes payable.

Cash Advances on Pending Transactions

In July 2016, Royale entered into negotiations for certain equity and debt financing transactions, described below. The funds from these transactions is to be used to continue drilling activities, fund expenses to be incurred in connection with completion of Royale Energy’s proposed merger with Matrix Oil Corporation and for general corporate purposes.  At December 31, 2016, the paperwork for these transactions had not been finalized and as such have been included as Cash Advances from Investors:

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

Recently Issued Accounting Pronouncements

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the year ended December 31, 2016.

ASU 2015-17: Income Taxes (Topic740) Balance Sheet Classification of Deferred Taxes – In November 2015, FASB issued ASU 2015-17 which eliminates the requirement to present deferred tax assets and liabilities as current and noncurrent amounts in a classified balance sheet. The new standard requires deferred tax assets and liabilities to be classified as noncurrent. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period and may be applied either prospectively or retrospectively to all periods presented. In 2016, the Company adopted Accounting Standards Update (ASU) 2015-17 and has classified all of its deferred tax assets and liabilities as noncurrent on its balance sheet.  The adoption of this guidance has no impact on our results of operations or cash flows.

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

ASU 2016-13: Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In June 2016, FASB issued ASU 2016-13 which was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  This pronouncement is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on the Company’s financial statements.

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

ASU 2014-15: Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.  The Company adopted ASU 2014-15 as of December 31, 2016. This ASU requires management to assess a company's ability to continue as a going concern and to provide related disclosures in certain circumstances.

NOTE 2 - OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following at December 31:

	2016	2015
Oil and Gas

Producing properties, including intangible drilling costs	$3,755,705	$5,217,637
Undeveloped properties	307,158	2,381,564
Lease and well equipment	4,128,178	4,339,122
	8,191,041	11,938,323
Accumulated depletion, depreciation and amortization	(6,468,279)	(7,656,731)

	$1,722,762	$4,281,592

Commercial and Other	2016	2015

Real estate, including furniture and fixtures	$-	$2,266,050
Vehicles	40,061	118,061
Furniture and equipment	1,089,648	1,120,760
	1,129,709	3,504,871
Accumulated depreciation	(1,119,047)	(1,253,985)
	10,662	2,250,886
	$1,733,424	$6,532,478

The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

	2016	2015

Acquisition - Proved	$-	69,446
Acquisition- Unproved	$-	113,749
Development	$1,210,261	672,651
Exploration	$2,603,209	1,845,585

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB Accounting Standards Codification requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during 2016 or 2015. We did not charge any previously capitalized exploratory well costs to expense upon adoption of Topic.  Undeveloped properties are not subject to depletion, depreciation or amortization.

	12 Months Ended December 31,
	2016	2015
Beginning balance at January 1	$-	$-

Additions to capitalized exploratory well costs pending the determination of proved reserves	$-	$85,640

Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	$-	$(85,640)

Ending balance at December 31	$-	$-

Results of Operations from Oil and Gas Producing and Exploration Activities

The results of operations from oil and gas producing and exploration activities (excluding corporate overhead and interest costs) for the two years ended December 31, are as follows:

	2016	2015

Oil and gas sales	$538,631	1,018,928
Production related costs	(594,241)	(1,449,082)
Lease Impairment	(2,071,849)	(424,163)
Depreciation, depletion and amortization	(283,874)	(400,813)

Results of operations from producing and exploration activities	$(2,411,333)	(1,255,130)
Income Taxes (Benefit)	-	-

Net Results	$(2,411,333)	(1,255,130)

NOTE 3 - ASSET RETIREMENT OBLIGATION

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

	2016	2015
Asset retirement obligation, Beginning of the year	$1,096,179	$804,206
Liabilities incurred during the period	90,000	321,560
Settlements	(10,498)	(68,360)
Sales	(229,465)	-
Accretion expense	5,894	38,773

Asset retirement obligation, End of year	$952,110	$1,096,179

NOTE 4 - TURNKEY DRILLING OBLIGATION

Royale Energy receives funds under turnkey drilling contracts, which require Royale Energy to drill oil and gas wells within a reasonable time period from the date of receipt of the funds.  As of December 31, 2016 and 2015, Royale Energy had recorded deferred turnkey drilling associated with undrilled wells of $7,894,001 and $8,415,528, respectively, as a current liability.

NOTE 5 - LONG-TERM DEBT

	2016	2015

On December 24, 2013, Royale Energy, Inc. entered into an agreement between the Company, as buyer, and North Island Financial Credit Union as seller, for the purchase of commercial property in San Diego, California, for a purchase price of $2,000,000, of which $500,000 was paid in cash on the date of purchase, and $1,500,000 was borrowed from AmericanWest Bank, NA, with a note secured by the property being purchased.  The note carries an interest rate of 5.75% until paid in full.  Royale will pay this loan in 119 regular payments of $9,525 each and one balloon payment estimated at $1,150,435. Royale’s first payment was due February 1, 2014, and all subsequent payments are due on the same day of each month after that. Royale’s final payment will be due on January 1, 2024, and will be for all principal and all accrued interest not yet paid. Payments include principal and interest. Stephen M Hosmer, President, CFO is named as a personal guarantor of the loan. The loan agreement contains certain covenants that, among other things, Royale must maintain a ratio of EBITDA-Debt Service Coverage in excess of 1.50 to 1.00.  At December 31, 2015, Royale was not in compliance with this covenant, but obtained a forbearance from the bank from terms of that covenant to May 26, 2016.  In June 2016, the sale of the building was completed and the related principal and interest payments were paid in full.
	$-	$1,446,853

Total Long Term Debt	$-	$1,446,853

Less Current Maturity	-	$30,528

Long Term Debt Less Current Portion	$-	$1,416,325

NOTE 6 - INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  In 2016, the Company adopted Accounting Standards Update (ASU) 2015-17 and has classified all of its deferred tax assets and liabilities as noncurrent on its balance sheet.

Significant components of the Company’s deferred assets and liabilities at December 31, 2016 and 2015, respectively, are as follows:

	2016	2015
Deferred Tax Assets (Liabilities):
Statutory Depletion Carry Forward	$474,250	$555,093
Net Operating Loss	5,392,208	4,651,428
Other	1,255,372	1,247,829
Share-Based Compensation	104,388	96,536
Capital Loss / AMT Credit Carry Forward	18,915	18,915
Charitable Contributions Carry Forward	13,102	21,644
Allowance for Doubtful Accounts	886,056	887,418
Oil and Gas Properties and Fixed Assets	5,922,031	4,980,324
	$14,066,322	$12,459,187
Valuation Allowance	(14,066,322)	(12,459,187)
Net Deferred Tax Asset	$-	$-

At the end of 2015, management reviewed the realizability of the Company’s net deferred tax assets.  Due to the Company’s cumulative losses in recent years, Royale and its management concluded that it is not “more-likely-than-not” its deferred tax assets will be realized.  As a result, the Company recorded a full valuation allowance against the net deferred tax assets in 2015.  At the end of 2016, management reviewed the reliability of the Company’s net deferred tax assets, and due to the Company’s continued cumulative losses in recent years, Royale and its management concluded it is not “more-likely-than-not” its deferred tax assets will be realized.  As a result, the Company will continue to record a full valuation allowance against the deferred tax assets in 2016.  The Company will assess the realizability of the deferred tax assets at least yearly and make appropriate updates as needed.  The Company had statutory percentage depletion carry forwards of approximately $1.2 million at December 31, 2016.  The depletion has no expiration date.  The Company also has a net operating loss carry forward of approximately $13.5 million at December 31, 2016, which will begin to expire in 2027.

A reconciliation of Royale Energy's provision for income taxes and the amount computed by applying the statutory income tax rates at December 31, 2016 and 2015, respectively, to pretax income is as follows:

	2016	2015

Tax (benefit) computed at statutory rate of 34%	$(1,400,617)	$(683,678)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other	937	957
Other non-deductible expenses	624	1,478
Change in valuation allowance	1,399,056	681,243
Provision (benefit)	$-	$-

The components of the Company’s tax provision are as follows:

	2016	2015

Current tax provision (benefit) – federal	$-	-
Current tax provision (benefit) – state	-	-
Deferred tax provision (benefit) – federal	-	-
Deferred tax provision (benefit) – state	-	-

Total provision (benefit)	$-	-

In January 2007, Royale adopted additional provisions from the Income Taxes Topic of the FASB Accounting Standards Codification, which clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  As a result of our implementation of the Topic at the time of adoption and at December 31, 2016, the Company did not recognize a liability for uncertain tax positions.  Currently, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our balance sheets. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. The tax years 2011 through 2015 remain open to examination by the taxing jurisdictions in which we file income tax returns.

NOTE 7 - SERIES AA PREFERRED STOCK

In April 1992, Royale Energy's Board of Directors authorized the sale of 147,500 shares of Series AA Convertible Preferred Stock.  The resolution authorizing the Series AA Convertible Preferred Stock provided for a stated value of $4 per share.  The Series AA Convertible Preferred Stock is convertible at the option of the security holder at the rate of one share of common stock for two shares of Series AA Convertible Preferred Stock.  The Series AA Preferred Stock has never been registered under the Securities Exchange Act of 1934, and no market exists for the shares.  No shares of Series AA Preferred Stock have been issued since the original shares were issued in 1992.

As of September 30, 2016, Royale Energy’s transfer records reflected that certificates representing 46,662 shares of Series AA Preferred stock remained outstanding, but Royale Energy has lost contact with the registered holders of the Series AA Preferred Stock and does not have a means to communicate with them concerning the status of their shares.

In November 2016, Royale entered into a securities purchase agreement with one vendor for the settlement an outstanding accounts payable of $25,000.  Under the terms of the agreement, Royale issued 76,923 shares of its Series AA convertible preferred stock at $0.325 per share.  On the basis of a resolution by the Board of Directors’, these Series AA shares were immediately converted to common stock on a one to one basis.

In late 2016, Royale Energy learned that the records of the Secretary of State of California do not reflect that a certificate of determination, amendment to the company’s articles of incorporation, or any other document had ever been filed with the Secretary of State authorizing the issuance of the Series AA Preferred Stock.  Royale Energy has reserved 23,331 shares of its common stock (the amount of common stock into which the Series AA Preferred shares would be convertible) for issuance to holders of the outstanding certificates for Series AA Preferred Stock at such time as Royale Energy is able to make contact with the Series AA Preferred shareholders.

NOTE 8 - COMMON STOCK

In April 2016, Royale entered in a securities purchase agreement and related agreements with one investor.  Under the terms of the agreement, the investor purchased 622,316 shares of Royale’s common stock at $0.3214 per share, and received warrants to purchase up to 311,158 shares (the “Warrants’) of stock at $0.5356 per share for three (3) years, for a total of $200,000 in gross proceeds.  In July 2016, Royale entered in securities purchase agreements and related agreements with three investors.  Under the terms of the agreement, the investors purchased 2,392,500 shares of Royale’s common stock at $0.40 per share, and received warrants to purchase up to 478,500 shares (the “Warrants’) of stock at $0.80 per share for two (2) years, for a total of $957,000 in gross proceeds.

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

NOTE 9 - OPERATING LEASES

Royale Energy occupies office space through the use of two leases, one for their office in El Cajon, CA and one for an office and yard in Woodland, CA.  The El Cajon lease is under a 62 month lease contract, with a yearly increase of 3.5%, which expires in January 2020. The El Cajon lease calls for monthly payments ranging from $6,148 to $10,801, and the Woodland lease calls for monthly payments of $500.  Royale rents an office and yard in Woodland, CA on a month-to-month basis that currently calls for monthly payments of $500.  Rental expense for the years ended December 31, 2016 and 2015 was $63,733 and $10,400 respectively.

Year Ended
December 31,

2017	$97,266
2018	$119,286
2019	$123,251
2020	$127,355
2021	$131,602
Thereafter	$13,802

Total	$612,562

NOTE 10 - RELATED PARTY TRANSACTIONS

Significant Ownership Interests

Harry E. Hosmer, Royale Energy’s chairman of the board of directors, is the father of Royale Energy executives Donald H. Hosmer, president of business development and director; and Stephen M. Hosmer, chief financial officer and director.

As of March 20, 2017, Donald H. Hosmer owned 6.84% of Royale Energy common stock (as calculated under SEC Rule 13d-3).  Donald Hosmer has participated individually in 179 wells under the 1989 policy.  During 2016, Donald participated in fractional interests of one well in the amount of $1,556 and in 2015 participated in fractional interests of two wells in the amount of $3,143.  At December 31, 2016, Royale had a receivable balance of $2,318 due from Donald Hosmer for normal drilling and lease operating expenses.

As of March 20, 2017, Stephen M. Hosmer owned 6.31% of Royale Energy common stock (as calculated under SEC Rule 13d-3).  Stephen Hosmer has participated individually in 179 wells under the 1989 policy.  During 2016, Stephen participated in fractional interests of one well in the amount of $1,556 and in 2015 participated in fractional interests of four wells in the amount of $4,389.  At December 31, 2016, Royale had a receivable balance of $12,912 due from Stephen Hosmer for normal drilling and lease operating expenses.

As of March 20, 2017, Harry E. Hosmer owned 7.18% of Royale Energy common stock (as calculated under SEC Rule 13d-3). During 2016, Harry Hosmer participated in fractional interests of one well in the amount of $1,556 and in 2015 participated in fractional interests of four wells in the amount of $5,633.  At December 31, 2016, Royale had a receivable balance of $6,459 due from Harry Hosmer for normal drilling and lease operating expenses.

NOTE 11 - STOCK COMPENSATION PLAN

A summary of the status of Royale Energy's stock option plan as of December 31, 2016 and 2015, and changes during the years ending on those dates is presented below:

	2016		2015
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options
Outstanding and Exercisable at Beginning of Year	100,000	$5.00	281,308	$3.25
Granted or Vested	-	-	100,000	5.00
Exercised	-	-	-	-
Forfeited	-	-	(281,308)	-

Options Outstanding and Exercisable at Year End	100,000	$5.00	100,000	$5.00

Weighted-average Fair Value of Options Granted During the Year	$-		$-

At December 31, 2016, Royale Energy’s stock price, $0.62, was less than the weighted average exercise price, and as such the outstanding and exercisable stock options had no intrinsic value.  The remaining outstanding stock options have a weighted-average remaining contractual term of one year as of December 31, 2016. There were no stock options granted during 2016.

A summary of the status of Royale Energy's non-vested stock options as of December 31, 2016 and 2015, and changes during the years ending on those dates is presented below:

	2016		2015
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Non-vested Stock Options
Non-vested at Beginning of Year	-	$-	105,000	$0.97
Granted	-	-	-	-
Reinstated	-	-	-	-
Vested	-	-	90,000	0.97
Expired or Forfeited	-	-	15,000	0.97

Non-vested at End of Year	-	$-	-	$-

During 2016 and 2015, we recognized $0 and $86,877, respectively, in compensation costs for the vested stock options. The company will incur no future expense related to these options.

NOTE 12 - SIMPLE IRA PLAN

In April 1998, the Company established a Simple IRA pension plan covering all employees. The Company will contribute a matching contribution to each eligible employee’s Simple IRA equal to the employee’s salary reduction contributions up to a limit of 3% of the employee’s compensation for the year. The employer contribution for the years ending December 31, 2016 and 2015, were $29,011, and $43,001 respectively.

NOTE 13 - ENVIRONMENTAL MATTERS

Royale Energy has established procedures for the continuing evaluation of its operations to identify potential environmental exposures and assure compliance with regulatory policies and procedures. Management monitors these laws and regulations and periodically assesses the propriety of its operational and accounting policies related to environmental issues. The nature of Royale Energy's business requires routine day-to-day compliance with environmental laws and regulations. Royale Energy incurred no material environmental investigation, compliance and remediation costs in 2016 or 2015.

Royale Energy is unable to predict whether its future operations will be materially affected by these laws and regulations. It is believed that legislation and regulations relating to environmental protection will not materially affect the results of operations of Royale Energy.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

The Company bids its gas sales on a month to month basis and generally sells to a single customer without commitment to future gas sales to any particular customer. The Company normally sells approximately 69% of its monthly natural gas production to one customer on a month to month basis.  Since we are able to sell our natural gas to other readily available customers, the loss of any one customer would not have an adverse effect on our overall sales operations.

The Company maintains cash in depository institutions that are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution for our interest bearing accounts in the years ended December 31, 2016, and 2015.  At December 31, 2016, and 2015, the Company’s non-interest bearing accounts were fully insured by the FDIC.   At December 31, 2016 and 2015, cash in banks exceeded the FDIC limits by approximately $4.5 million and $3.4 million, respectively. The Company has not experienced any losses on deposits.

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

NOTE 16 - CHANGE IN ESTIMATE

During the year 2016, the Company changed the process by which it analyzed the collectability of its other receivables, mainly from direct working interest investors.  See Note 1, Other Receivables.  Prior to 2016, the Company estimated the collectability of its receivables on a well by well basis, based on its reserve report furnished by the Company’s independent petroleum engineers.  The reserve report provided an estimate of future revenues to be recovered from existing wells which was then compared to the receivables from those wells.  An allowance for doubtful accounts was established if the receivables exceeded the future revenues.  In 2016, the Company applied its reserve report values proportionally to its direct working interest investors to determine the potentially uncollectable amount on a per investor basis.

NOTE 17 - SUBSEQUENT EVENTS

On November 30, 2016, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) among the Company, Royale Energy Holdings, Inc., Royale Merger Sub, Inc., and Matrix Merger Sub, Inc., and Matrix Oil Management Corporation   The Merger Agreement was subsequently amended and restated as of December 31, 2016.  The amended and restated Merger Agreement provided that it may be terminated by the Company or Matrix Oil Management Corporation if not consummated on or before an outside termination date of March 31, 2017.  On March 30, 2017, the parties agreed to extend the outside termination date of the Merger Agreement until June 30, 2017.

NOTE 18 - SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent petroleum engineering consultant Netherland, Sewell & Associates, Inc., the net reserve value of its proved developed and undeveloped reserves was approximately $3.0 million at December 31, 2016, based on the average PG&E city-gate natural gas price spot price of $2.76 per MCF and for oil volumes, the average West Texas Intermediate price of $39.25 per barrel as applied on a field-by-field basis.  Netherland, Sewell & Associates, Inc. provided reserve value information for the Company’s California, Texas, Oklahoma, Utah and Louisiana properties. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures.  These estimates do not include probable or possible reserves.

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

Changes in Estimated Reserve Quantities

The net interest in estimated quantities of proved developed reserves of crude oil and natural gas at December 31, 2016 and 2015, and changes in such quantities during each of the years then ended, were as follows:

	2016		2015

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed and undeveloped reserves:
Beginning of period	3,600	2,510,700	1,781	4,131,806
Revisions of previous estimates	2,446	74,983	(178)	(1,323,750)
Production	(193)	(232,539)	(403)	(363,168)
Extensions, discoveries and improved recovery	-	112,265	-	48,912
Purchase of minerals in place	-	-	2,400	16,900
Sales of minerals in place	-	(450,488)	-	-

Proved reserves end of period	5,853	2,014,921	3,600	2,510,700

	2016		2015

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved developed reserves:

Beginning of period	-	2,174,100	587	3,786,785

End of period	5,823	1,699,997	-	2,174,100

	2016		2015

	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)
Proved undeveloped reserves:

Beginning of period	3,600	336,600	1,194	345,021

End of period	-	314,925	3,600	336,600

For December 31, 2016, natural gas extensions, discoveries and improved recovery were 112,265 MCF which was added due to the drilling of two new exploratory wells and one new developmental well during 2016.  The three new wells consisted of 99,762 MCF of proved developed producing reserves at year end.  A location which had 187,500 MCF in proved developed reserves at December 31, 2015, was drilled and began producing prior to 2000, was revised downward 150,609 MCF at December 31, 2016.  A location which was drilled and began producing in 2009, which had proved developed reserves of 400,400 was revised upward 71,607 MCF at December 31, 2016.  A location which was drilled and began producing in 2015, was revised downward 44,600 MCF at December 31, 2016.  A location which was drilled and began producing in 2010, had proved developed reserves of 592,700 at December 31, 2015, was revised upward 31,843 MCF at December 31, 2016.  A location which was drilled and began producing in 2015, which had proved undeveloped reserves of 16,900, was revised upward 20,099 MCF at December 31, 2016.   Four locations which were drilled prior to 2015, had a total of 249,500 MCF of proved developed reserves at December 31, 2015, were revised upward 37,181 MCF at December 31, 2016.  Additionally in 2016, two locations which were drilled prior to 2009, were revised upward 44,175 MCF at December 31, 2016.

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The standardized measure of discounted future net cash flows is presented below for the two years ended December 31, 2016.

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

2017	$467,400
2018	-
2019	34,000
Thereafter	55,100

Total	$556,500

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

	2016	2015

Future cash inflows	$5,270,400	6,962,900
Future production costs	(1,744,200)	(3,066,200)
Future development costs	(556,500)	(662,800)
Future income tax expense	(890,910)	(970,170)

Future net cash flows	2,078,790	2,263,730

10% annual discount for estimated timing of cash flows	(595,518)	(704,014)

Standardized measure of discounted future net cash flows	$1,483,272	1,559,716

Sales of oil and gas produced, net of production costs	$(55,272)	(155,847)

Revisions of previous quantity estimates	120,833	(5,089,087)
Net changes in prices and production costs	(253,313)	(2,238,956)
Sales of minerals in place	(402,900)	-
Purchases of minerals in place	-	6,000

Extensions, discoveries and improved recovery	184,476	36,000
Accretion of discount	296,970	220,000

Net change in income tax	32,762	2,166,567

Net increase (decrease)	$(76,444)	(5,055,323)

Future Development Costs

In order to realize future revenues from our proved reserves estimated in our reserve report, it will be necessary to incur future costs to develop and produce the proved reserves.  The following table estimates the costs to develop and produce our proved reserves in the years 2017 through 2019.

Future development cost of:	2017	2018	2019
Proved developed reserves	$-	$-	$-
Proved non-producing reserves	124,700	-	34,000
Proved undeveloped reserves	342,700	-	-

Total	$467,400	$-	$34,000

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

2016	$243,583
2015	$-
2014	$549,236