Form 10-K/A
period 2016-12-31
ROYALE ENERGY INC
filed 2017-04-04
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

At March 24, 2017, 21,836,033 shares of registrant's Common Stock were outstanding.

Explanatory Note

The sole purpose of this amendment (“Amendment”) is to file Exhibit 23.2 as it was inadvertently omitted from the Company’s Form 10-K. filed on March 31, 207..

Item 15   Exhibits

Item Description

3.	Exhibits . Certain of the exhibits listed in the following index are incorporated by reference.

23.2	Consent of Netherland, Sewell & Associates, filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Royale Energy, Inc.

April 3, 2017	/s/ Jonathan Gregory
Jonathan Gregory
Chief Executive Officer (Principal Executive Officer)
April 3, 2017
/s/ Stephen M. Hosmer
Stephen M. Hosmer
Chief Financial Officer (Principal Accounting Officer)

2