Form 10-K/A
period 2016-12-31
ROYALE ENERGY INC
filed 2017-04-28
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A-2

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

At March 24, 2017, 21,836,033 shares of registrant's Common Stock were outstanding.

INTRODUCTORY STATEMENT

This Amendment No. 2 to Royale Energy’s Annual Report on Form 10-K adds the information required by Part III of the Report.  No changes have been made to the information in Parts I or II of the Report.

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

PART III

Item 10                        Directors and Executive Officers of the Registrant

Name	Age	First Became Director or Executive Officer	Positions Held

Harry E. Hosmer	85	1986	Chairman of the Board
Donald H. Hosmer	61	1987	President of Business Development and Director
Stephen M. Hosmer	50	1996	President, Chief Financial Officer, Secretary and Director
Ronald L. Buck	80	-	Director
Jonathan Gregory (1)	51	2014	Chief Executive Officer and Director
Gary Grinsfelder (1), (2), (3)	66	2007	Director
Ronald Verdier (1) (2) (3)	74	2015	Director

(1)          Member of the audit committee.
(2)          Member of the compensation committee.
(3)          Member of the nominations committee.

The board has determined that directors Gary Grinsfelder, Ronald Buck, and Ronald Verdier qualify as independent directors under NASDAQ rules.

The board has determined that directors Gary Grinsfelder, Ronald Buck, and Ronald Verdier qualify as independent directors.

The following summarizes the business experience of each director and executive officer for the past five years.

Harry E. Hosmer – Chairman of the Board

Harry E. Hosmer has served as chairman since Royale began in 1986, and from inception in 1986 until June 1995, he also served as president and chief executive officer.

Jonathan Gregory – Chief Executive Officer and Director

Mr. Gregory was appointed Royale’s chief executive officer on September 10, 2015.  Prior to becoming Royale’s CEO, Mr. Gregory, from March 2014 to July 2015, served as Chief Financial Officer and Chief Business Development Strategist for Americo Energy Resources, a private exploration and production company located in Houston, Texas. Prior to serving as CFO of Americo Energy, Mr. Gregory, from April 2012 to February 2014 was CFO of J&S Oil & Gas, LLC. From December 2004 to April 2012, Mr. Gregory was head of the energy lending group in Houston, Texas for Texas Capital Bank, N.A.  Mr. Gregory is a member of Houston Energy Finance Group; and ADAM Houston Energy Network. He is also a Co-Founder of Bread of Life, Inc., a non-profit organization committed to empowering homeless Houstonians; and a past director of Small Steps Nurturing Center, a non-profit Christian organization that provides early childhood education for economically at-risk children in the inner-city of Houston, Texas. Mr. Gregory graduated from Lamar University in 1986 with a Bachelor’s degree in Finance.

Donald H. Hosmer – President of Business Development and Director

Donald H. Hosmer has served as an executive officer and director of Royale since its inception in 1986.  In June 1995 he became president and chief executive officer.  In October 2008, he became co-president and co-chief executive officer, with primary responsibility for marketing and investor/shareholder relations for the company.  Donald H. Hosmer is the son of Harry E. Hosmer and brother of Stephen M. Hosmer.

Stephen M. Hosmer – President, Chief Financial Officer, Secretary, and Director

Stephen M. Hosmer joined Royale as the management information systems manager in May 1988, responsible for developing and maintaining Royale Energy’s computer software.  Mr. Hosmer developed programs and software systems used by Royale Energy.  From 1991 to 1995, he served as president of Royale Operating Company, Royale Energy’s operating subsidiary.  In 1995, he became chief financial officer of Royale Energy.  In 1996, he was elected to the board of directors of Royale Energy.  In 2003, he was elected executive vice president.  In October 2008, he became co-president and co-chief executive officer with primary responsibility for oil and gas exploration operations.    He currently serves on the board of Venture Expeditions (www.ventureexpeditions.org), a charitable organization based in Minneapolis MN and Exile International based in Nashville, TN.  Stephen M. Hosmer is the son of Harry E. Hosmer and brother of Donald H. Hosmer.  Mr. Hosmer holds a Bachelor of Science degree in Business Administration from Oral Roberts University in Tulsa, Oklahoma, as well as earning his MBA degree via the President/Key Executive program at Pepperdine University in Malibu, California.

Gary Grinsfelder – Director

Mr. Grinsfelder is an experienced oil and gas executive with 43 years’ experience in oil and gas exploration, exploitation and property evaluation.  Currently Mr. Grinsfelder is an independent industry consultant.  Previously, Mr. Grinsfelder was COO of Escalera Resources from 2014 -2016, Vice President of Exploration at LeFrak Energy from 2010 -2013 and Vice-President of TXCO Resources from 2007 – 2009 and President of TXCO Resources from 2009 – 2010.  He has also served in geologic and management roles for Output Exploration, LLC, Araxas Exploration, Inc., Triad Energy Corporation, Spartan Petroleum Corporation, American Petrofina Company of Texas, Union Oil Company of California and Degolyer and MacNaughton.  He received a Bachelor of Science degree in 1972 from Southern Methodist University and has performed graduate studies at the University of Puerto Rico Department of Marine Science and University of Houston Department of Geology.

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

At the end of 2016, the members of the audit committee were Ronald Verdier, chair, Ronald Buck and Gary Grinsfelder.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for our directors and executive officers.  The code is posted on our website, www.royl.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that Royale Energy's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and the NASD and furnish Royale with copies of all such reports they file.  Based solely upon a review of the copies of the forms furnished to Royale Energy, or representations from certain reporting persons that no reports were required, Royale believes that no persons failed to file required reports on a timely basis for 2016, except that the initial ownership report of Mr. Buck on Form 3 was filed late, in January 2016, after his election to the board in June 2015.

Item 11                        Executive Compensation

The following table summarizes the compensation of the chief executive officer, chief financial officer and the one other most highly non-executive employee (the “named executives and employees”) of Royale Energy and its subsidiaries during 2016.  No stock options, stock awards or other plan based compensation awards were made during 2016.

					All Other
Name and Principal Position	Year	Salary (4)	Bonus	Option Awards (1)	Compensation (2)	Total

Jonathan Gregory, CEO (3) (4)	2016	$242,469	$-		$-	$242,469
	2015	$70,823	$-		$-	$70,823

Donald H. Hosmer	2016	$282,533	$-		$18,339	$300,872
President	2015	$177,084	$-		$18,063	$195,147
	2014	$230,192	$25,000		$6,906	$262,098

Stephen M. Hosmer (4)	2016	$207,693	$-		$18,231	$225,924
President, & CFO	2015	$230,192	$-		$17,968	$248,160
	2014	$230,192	$25,000		$18,906	$274,098

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

(3)
During 2016 and 2015, Jonathan Gregory, Donald and Stephen Hosmer received a portion of their compensation in shares of common stock, valued at the closing market price on the date of grant, instead of cash.  In 2016, of the $242,469 paid to Jonathan Gregory, $141,814 was paid in cash and 386,178 shares of common stock were issued, valued at $100,655.  Of the $282,533 paid to Donald Hosmer, $190,595 was paid in cash and 609,702 shares of common stock were issued, valued at $91,938.  Of the $207,693 paid to Stephen Hosmer, $165,742 was paid in cash and 101,630 shares of common stock were issued, valued at $41,951.  In 2015,of the $70,823 paid to Jonathan Gregory, $21,581 was paid in cash and 108,644 shares of common stock were issued, valued at $49,242.  Of the $230,192 paid to Stephen Hosmer, $173,945 was paid in cash and 200,564 share of common stock were issued, valued at $56,247.

(4)	Mr. Gregory was appointed CEO (principal executive officer) in 2015.

Stock Options and Equity Compensation; Outstanding Equity Awards at Fiscal Year End

The following table presents the number of unexercised options at the 2016 year end for each named executive officer.  No unvested stock awards were outstanding at the end of 2016.

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

Bonus.  The compensation committee meets annually to determine the quantity, if any, of the cash bonuses of executive officers.  The amount granted is based, subjectively, upon the company’s stock price performance, earnings, revenue, reserves and production.  The committee does not use quantifiable metrics for these criteria; but rather uses each in balance to assess the strength of the company’s performance.  The committee believes that formulaic approaches to cash incentives can foster an unhealthy balance between short-term and long-term goals.  In 2014, the compensation committee did award bonuses to the company’s executive officers, Stephen and Don Hosmer, in the amount of $25,000 to each officer.  No bonuses were paid to executive officers in 2016 or 2015.

Compensation of Directors

In 2016, board members or committee member received fees for attendance at board meetings or committee meetings during the year.  In addition to cash payments, common stock was issued in lieu of compensation or reimbursements.  Royale Energy also reimbursed directors for the expenses incurred for their services.

Prior to July 2016, Royale Energy's Chairman of the Board and former President, Harry E. Hosmer, rendered and received compensation for management consulting services to Royale Energy on an ongoing basis.  In July 2016, Harry E. Hosmer signed a retirement agreement consisting of a cash payment of $25,000 and 600,000 shares of common stock valued at $258,000  See Certain Relationships and Related Transactions, page 23.

The following table describes the compensation paid to our directors who are not also named executives for their services in 2016.

Name	Fees earned or paid in cash or Common Stock	Stock awards	Option awards	All Other Compensation (1)	Total
	($)	($)	($)	($)	($)
Harry E. Hosmer (2)	$398,385	$0	$0	$5,447	$403,832
Gary Grinsfelder	$31,250	$0	$0	0	$31,250
Ronald Buck	$0	$0	$0	0	$0
Ronald Verdier	$25,000	$0	$0	0	$25,000

(1)	Other compensation paid to Harry E. Hosmer in 2016 consisted of payments for medical and dental insurance coverage.
(2)
Harry E. Hosmer’s compensation in 2016 includes cash payments of $73,317 and compensation of $325,068, which was paid by the issuance of 889,192 shares of Royale’s common stock.  The stock was valued at the closing market prices on the dates immediately preceding their issuance.

Item 12                        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

On December 30, 2016, 21,836,053 shares of Royale Energy’s common stock were outstanding.

The following table contains information regarding the ownership of Royale Energy’s common stock as of December 30, 2016, by:

i)	each person who is known by Royale to own beneficially more than 5% of the outstanding shares of each class of equity securities;

ii)	each director of Royale Energy; and

iii)
all directors and officers of Royale as a group.  Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares.  The holdings reported are based on reports filed with the Securities and Exchange Commission and the Company by the officers, directors and 5% shareholders pursuant to Section 16 of the Securities Exchange Act of 1934.

Shareholder (1)	Number (2)	Percent

Harry E. Hosmer, (2) (3)	1,569,319	7.187%

Donald H. Hosmer, (2) (3)	1,495,864	6.850%

Stephen M. Hosmer, (2) (3) (4)	1,378,229	6.306%

Ronald L. Buck (5)	84,688	0.388%

Jonathan Gregory, (2)	460,267	2.108%

Gary Grinsfelder, (2)	146,093	0.669%

Ronald Verdier (6)	51,257	0.235%

All officers and directors as a group	5,185,717	23.640%

(1)  The mailing address of each listed shareholder is 1870 Cordell Court, Suite 201, El Cajon, California 92020.

(2)  Includes options to purchase the following number of shares of common stock which were vested and exercisable on December 30, 2016:  Harry E. Hosmer 20,000, Donald H. Hosmer 20,000; Stephen M. Hosmer 20,000; Gary Grinsfelder 20,000; Jonathan Gregory 20,000.

(3)  Donald H. Hosmer and Stephen M. Hosmer are sons of Harry E. Hosmer, chairman of the board.

(4)  Includes 24,000 shares owned by Stephen M. Hosmer’s minor children.

(5)  Includes 83,688 shares owned by a retirement trust.

(6)  Includes 49,257 shares owned by a retirement trust.

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

Donald and Stephen Hosmer each have participated individually in 179 wells each under the 1989 policy.  The Hosmer Trust, a trust for the benefit of family members of Harry E. Hosmer, has participated in 178 wells.

Investments in wells under the 1989 policy for the three years ended December 31, 2016, 2015, and 2014 are as follows:

	Year	# of fractional interests	Amount
Donald Hosmer	2016	1	$1,556
	2015	2	$3,143
	2014	4	$18,692
Stephen Hosmer	2016	1	$1,556
	2015	4	$4,389
	2014	4	$7,714
Hosmer Trust	2016	1	$1,556
	2015	4	$5,633
	2014	3	$9,985

Prior to July 2016, Royale Energy's chairman of the board and former president, Harry E. Hosmer, rendered management consulting services to Royale Energy.  Royale Energy compensated Mr. Hosmer $96,635, $165,660 and $165,660 for his consulting services in 2016, 2015, and 2014, respectively, and paid his medical insurance costs.  Mr. Hosmer's still serves on the board of directors, for which he receives reimbursement of expenses to attend meetings.

Item 14                        Principal Accountant Fees and Services

As required by the Sarbanes-Oxley Act of 2002, our Audit Committee is directly responsible for appointment, compensation, retention and oversight of the Company’s independent auditors.  SingerLewak LLP served as the independent auditors to audit the Company’s financial statements for the fiscal years ended December 31, 2016, 2015 and 2014.

The aggregate fees billed by SingerLewak LLP, for the years ended December 31, 2016 and 2015 are as follows, respectively:

	2016	2015
Audit fees (1)	$139,413	$121,258
Tax fees (2)	-	-
All other fees (3)	$18,638	$54,638
Total	$158,051	$175,896

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

No representatives of SingerLewak LLP are expected to be present at the annual meeting.  Although the audit committee has the sole responsibility to appoint the auditors as required under the Securities Exchange Act of 1934, the committee welcomes any comments from shareholders on auditor selection or performance.  Comments may be sent to the audit committee chair, Ronald Verdier, care of Royale Energy’s executive office, 1870 Cordell Court, Suite 210, El Cajon, California 92020.

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

2.7	Form of Section 351 Plan of Merger and Exchange, incorporated by reference to Exhibit 2.7, Annex G to Royale Energy’s Registration Statement on Form S-4 filed February 14, 2017.
2.8	This Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger dated March 30, 2017, incorporated by reference to Royale Energy’s Annual Report on Form 10-K filed March 31, 2017.
3.1	Restated Articles of Incorporation of Royale Energy, Inc., incorporated by reference to Exhibit 3.1 of Royale Energy’s Form 10-Q filed August 14, 2009.
3.2	Amended and Restated Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.2 of Royale Energy’s Form 10-K filed March 27, 2009.
21.1	Subsidiaries, incorporated by reference to Royale Energy’s Annual Report on Form 10-K filed March 31, 2017.
23.1	Consent of SingerLewak L.L.P., incorporated by reference to Royale Energy’s Annual Report on Form 10-K filed March 31, 2017.
31.1	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
31.2	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
31.3	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
32.1	Section 1350 Certification, filed herewith.
32.2	Section 1350 Certification, filed herewith.
32.3	Section 1350 Certification, filed herewith.
99.1	Report of Netherland Sewell & Associates, Inc., incorporated by reference to Royale Energy’s Amendment to the Annual Report on Form 10-K/A filed April 4, 2017.
101.INS*	XBRL Instance Document , previously filed with Royale Energy’s Annual Report on Form 10-K filed March 31, 2017.
101.SCH*	XBRL Taxonomy Extension Schema , previously filed with Royale Energy’s Annual Report on Form 10-K filed March 31, 2017.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase , previously filed with Royale Energy’s Annual Report on Form 10-K filed March 31, 2017.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase , previously filed with Royale Energy’s Annual Report on Form 10-K filed March 31, 2017.
101.LAB*	XBRL Taxonomy Extension Label Linkbase , previously filed with Royale Energy’s Annual Report on Form 10-K filed March 31, 2017.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase , previously filed with Royale Energy’s Annual Report on Form 10-K filed March 31, 2017.

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

Royale Energy, Inc.

Date: April 28, 2017	/s/ Jonathan Gregory
Jonathan Gregory
Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2017	/s/ Stephen M. Hosmer
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