Form 10-Q
period 2017-03-31
ROYALE ENERGY INC
filed 2017-05-12
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1870 Cordell Court, Suite 210
El Cajon, CA 92020
(Address of principal executive offices) (Zip Code)

619-383-6600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.                 Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).              Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).  Check one:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☐    No  ☒

At May 1, 2017, a total of 21,797,572 shares of registrant’s common stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$4,936,668	$4,994,598
Other Receivables, net	530,233	676,647
Revenue Receivables	188,682	303,528
Prepaid Expenses	82,915	63,308

Total Current Assets	5,738,498	6,038,081

Other Assets	610,779	610,779

Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	1,656,836	1,733,424

Total Assets	$8,006,113	$8,382,284

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable and Accrued Expenses	$2,400,139	$2,469,245
Cash Advances on Pending Transactions	1,580,000	1,580,000
Deferred Drilling Obligation	8,594,001	7,894,001

Total Current Liabilities	12,574,140	11,943,246

Noncurrent Liabilities:
Asset Retirement Obligation	957,689	952,110
Total Noncurrent Liabilities	957,689	952,110

Total Liabilities	13,531,829	12,895,356

Stockholders’ Deficit:
Common Stock, No Par Value, 30,000,000 Shares Authorized, 21,797,572 and 21,836,033 shares issued and outstanding at March 31, 2017 and December 31, 2016	41,240,449	41,265,449
Accumulated Deficit	(46,766,165)	(45,778,521)

Total Stockholders’ Deficit	(5,525,716)	(4,513,072)

Total Liabilities and Stockholders’ Deficit	$8,006,113	$8,382,284

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2017 AND 2016

	2017	2016
	(Unaudited)	(Unaudited)

Revenues:
Sale of Oil and Gas	$187,343	$134,117
Supervisory Fees and Other	87,055	152,841

Total Revenues	274,398	286,958

Costs and Expenses:
General and Administrative	564,986	632,777
Lease Operating	106,621	185,135
Lease Impairment	37,369	-
Well Equipment Write Down	6,000	10,589
Legal and Accounting	479,294	159,637
Marketing	54,148	44,381
Depreciation, Depletion and Amortization	46,840	77,183

Total Costs and Expenses	1,295,258	1,109,702

Gain on Turnkey Drilling	-	220,074

Loss From Operations	(1,020,860)	(602,670)
Other Income (Expense):
Interest Expense	(39,912)	(21,650)
Gain on Settlement of Accounts Payable	73,128	-

Loss Before Income Tax Expense	(987,644)	(624,320)

Net Loss	$(987,644)	$(624,320)

Basic Loss Per Share:
Net Loss available to common stock	$(0.05)	$(0.04)

Diluted Loss Per Share	$(0.05)	$(0.04)

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(987,644)	$(624,320)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	46,840	77,183
Lease Impairment	37,369	-
Gain on Turnkey Drilling Programs	-	(220,074)
Gain on Settlement of Accounts Payable	(73,128)	-
Well Equipment Write Down	6,000	10,589
Stock-Based Compensation	-	182,187
(Increase) Decrease in:
Other & Revenue Receivables	261,260	20,266
Prepaid Expenses and Other Assets	(19,607)	(24,627)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	(20,978)	302,663

Net Cash Used in Operating Activities	(749,888)	(276,133)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(8,042)	(1,411,811)
Proceeds from Turnkey Drilling Programs	700,000	475,000

Net Cash Provided By (Used) In Investing Activities	691,958	(936,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	-	(7,579)

Net Cash Used in Financing Activities	-	(7,579)

Net Decrease in Cash and Cash Equivalents	(57,930)	(1,220,523)

Cash at Beginning of Period	4,994,598	3,763,819

Cash at End of Period	$4,936,668	$2,543,296

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$412	$21,650

Cash Paid for Taxes	$1,000	$2,100

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

On March 31, 2017, the parties amended the Merger Agreement to make three material changes.  First, the Amendment extends the outside termination date for the merger from March 31, 2017, to June 30, 2017.  The outside termination date is the date, after which, either Royale or Matrix may terminate the Merger Agreement if it has not yet been closed and the failure to close is not due to the failure of the terminating party to perform or comply with any of its covenants or agreements to be performed under the Merger Agreement.

Second, Royale Energy paid $100,000 to Matrix to help defray Matrix’s legal fees incurred in connection with the Merger Agreement.  The Amendment also provides for a $100,000 termination fee to be paid from Matrix to Royale if Royale or Matrix terminates the Merger Agreement and the termination is not due to the failure of Matrix to perform or comply with any of its covenants or agreements to be performed under the Merger Agreement.
Third, the Amendment deletes a condition to closing of the Merger Agreement which required Royale Energy to have cash in excess of 65% of Royale Energy’s deferred drilling obligations immediately prior to the closing of the merger.  Royale Energy sponsors turnkey drilling agreement arrangements in unproved properties as a pooling of assets in a joint undertaking, whereby proceeds from participants are reported as deferred drilling obligations, and then reduced as costs to complete its obligations are incurred with any excess booked against its property account to reduce any basis in its own interest.  As of December 31, 2016, Royale Energy had recorded deferred turnkey drilling associated with undrilled wells of $7,894,001 as a current liability.

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

The Company’s consolidated financial statements reflect an accumulated deficit of $46,766,165, a working capital deficiency of $6,835,642 and a stockholders’ deficit of $5,525,716. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue Recognition

Royale Energy’s primary business is oil and gas production.  Natural gas flows from the wells into gathering line systems, which are equipped occasionally with compressor systems, which in turn flow into metered transportation and customer pipelines.  Monthly price data and daily production are used to invoice customers for amounts due to Royale Energy and other working interest owners.  Royale Energy operates virtually all of its own wells and receives industry standard operator fees.

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

Impairment analyses are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During the quarter ended March 31, 2017, impairment losses of $37,369 were recorded on various capitalized lease and land costs that were no longer viable.  No impairment losses recorded during the same quarter in 2016.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.  The company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At March 31, 2017 and December 31, 2016, Royale Energy had Deferred Drilling Obligations of $8,594,001 and $7,894,001, respectively.

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

Other Receivables

Our other receivables consist of receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  At March 31, 2017 and December 31, 2016, the Company established an allowance for uncollectable accounts of $2,270,773 and $2,270,773, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

At March 31, 2017 and December 31, 2016, Royale Energy did not have any financial assets measured and recognized at fair value on a recurring basis.  The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

Accounts Payable and Accrued Expenses

At March 31, 2017, the components of accounts payable and accrued expenses consisted of $1,182,242 in trade accounts payable due to various vendors, $595,716 in payables and accruals related to direct working interest investors revenues and operating costs, $96,744 in accrued expenses related to current drilling efforts, $266,110 for accrued liabilities for amounts set aside mainly for the plugging and abandonment of certain wells, $111,236 for employee related taxes and accruals, $105,333 related to interest payable on cash advances from pending transactions, $25,094 in deferred rent and $17,662 in federal and state income taxes payable.  At December 31, 2016, the components of accounts payable and accrued expenses consisted of $1,205,740 in trade accounts payable due to various vendors, $699,068 in payables and accruals related to direct working interest investors operating costs, $98,172 in accrued expenses related to current drilling efforts, $266,110 for accrued liabilities for amounts set aside mainly for the plugging and abandonment of certain wells, $103,212 for employee related taxes and accruals, $65,833 related to interest payable on cash advances from pending transactions, $12,446 in deferred rent and $18,662 in federal and state income taxes payable.

Cash Advances on Pending Transactions

In July 2016, Royale entered into negotiations for certain equity and debt financing transactions, described below. The funds from these transactions is to be used to continue drilling activities, fund expenses to be incurred in connection with completion of Royale Energy’s proposed merger with Matrix Oil Corporation and for general corporate purposes.  At March 31, 2017, the paperwork for these transactions had not been finalized and as such has been included as Cash Advances from Pending Transactions:

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

Recently Issued Accounting Pronouncements

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the quarter ended March 31, 2017:

ASU 2017-01: Business Combinations (Topic 805) – Clarifying the Definition of a Business

In January 2017, FASB issued ASU 2017-01. The objective of ASU 2017-01 is to clarify the definition of a business by adding guidance on how entities should evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 will be effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods in the year of adoption. Early adoption is permitted for any interim or annual period. The Company is in the process of determining the impact that the implementation of ASU 2017-01 will have on the Company’s financial statements.

ASU 2016-02: Leases (Topic 842)

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

ASU 2016-09: Compensation—Stock Compensation (Topic 718): Improvements to Employee Share- Based Payment Accounting

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

NOTE 2 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	For the Three Months ended
	March 31, 2017
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic Loss Per Share:
Net loss available to common stock	$(987,644)	21,835,606	$(0.05)

Diluted Loss Per Share:
Effect of dilutive securities and stock options	-	-	-

Net loss available to common stock	$(987,644)	21,835,606	$(0.05)

	For the Three Months ended
	March 31, 2016
	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic Loss Per Share:
Net loss available to common stock	$(624,320)	17,049,067	$(0.04)

Diluted Loss Per Share:
Effect of dilutive securities and stock options	-	-	-

Net loss available to common stock	$(624,320)	17,049,067	$(0.04)

For the three months ended March 31, 2017 and 2016, Royale Energy had dilutive securities of 0 and 23,331, respectively.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
Oil and Gas
Producing properties, including drilling costs	$3,755,705	$3,755,705
Undeveloped properties	277,832	307,158
Lease and well equipment	4,122,178	4,128,178
	8,155,715	8,191,041

Accumulated depletion, depreciation & amortization	(6,507,196)	(6,468,279)
	1,648,519	1,722,762
Commercial and Other
Vehicles	40,061	40,061
Furniture and equipment	1,089,648	1,089,648
	1,129,709	1,129,709

Accumulated depreciation	(1,121,392)	(1,119,047)
	8,317	10,662
	$1,656,836	$1,733,424

The guidance set forth in the Continued Capitalization of Exploratory Well Costs paragraph of the Extractive Activities Topic of the FASB Accounting Standards Codification requires that we evaluate all existing capitalized exploratory well costs and disclose the extent to which any such capitalized costs have become impaired and are expensed or reclassified during a fiscal period. We did not make any additions to capitalized exploratory well costs pending a determination of proved reserves during the periods in 2017 or 2016.

NOTE 4 – INCOME TAXES

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

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at March 31, 2017 and 2016, respectively, to pretax income is as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Tax benefit computed at statutory rate of 34%	$(335,799)	$(212,269)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other
Other non-deductible expenses	99	140
Change in valuation allowance	335,700	212,129
Provision (benefit)	$-	$-

NOTE 5 – SUBSEQUENT EVENTS

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

Going Concern

At March 31, 2017, the Company has an accumulated deficit of $46,766,165, a working capital deficiency of $6,835,642 and a stockholders’ deficit of $5,525,716. As a result, our financial statements include a “going concern qualification” reflecting substantial doubt as to our ability to continue as a going concern.  We are seeking to merge with Matrix to increase efficiency and reduce costs to both companies, thereby allowing a return to positive cash flow.  We have no commitments to provide any additional financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, if needed to fully fund our 2017 drilling budget and to support future operations.

Results of Operations

For the three months ended March 31, 2017, we had a net loss of $987,644, a $363,324 or 58.2% difference when compared to the net loss of $624,320 during the first quarter of 2016.  This difference was mainly due to higher legal and accounting fees related to the proposed Matrix merger.  Total revenues for the first quarter in 2017 were $274,398, a decrease of $12,560 or 4.4% from the total revenues of $286,958 during the period in 2016.  The lower revenues were mainly due to reduced supervisory fees during the quarter in 2017, when compared to 2016, due to a decrease in the number of wells operated by the Company.

In the first quarter of 2017, revenues from oil and gas production increased $53,226 or 39.7% to $187,343 from the 2016 first quarter revenues of $134,117.  This increase was due to higher natural gas commodity prices.  The net sales volume of natural gas for the quarter ended March 31, 2017, was approximately 59,187 Mcf with an average price of $3.13 per Mcf, versus 68,336 Mcf with an average price of $1.96 per Mcf for the first quarter of 2016.  This represents a decrease in net sales volume of 9,149 Mcf or 13.4%.  The decrease in production volume was due to the sale of our Victor Ranch field interests in 2016, which had an effective date of September 1, 2016 and to the natural declines of our existing wells.

Oil and natural gas lease operating expenses decreased by $78,514 or 42.4%, to $106,621 for the quarter ended March 31, 2017, from $185,135 for the same quarter in 2016.  This decrease was mainly due to the sale of our Victor Ranch field interests in 2016 which reduced overhead, pumping and compression costs during the quarter in 2017.

The aggregate of supervisory fees and other income was $87,055 for quarter ended March 31, 2017, a decrease of $65,786 or 43.0% from $152,841 during the same period in 2016.  This decrease was due to lower supervisory overhead fees in the first quarter of 2017 due to the sale of our Victor Ranch field interests in 2016.

Depreciation, depletion and amortization expense decreased to $46,840 from $77,183, a decrease of $30,343 or 39.3% for the quarter ended March 31, 2017, as compared to the same period in 2016. The depletion rate is calculated using production as a percentage of reserves.  This decrease in depreciation expense was due to a lower depletion rate as reserve volumes were higher at the end of 2016 and due to a lower asset base due to the sale of our Victor Ranch field interests in 2016.

General and administrative expenses decreased by $67,791 or 10.7% from $632,777 for the quarter ended March 31, 2016, to $564,986 for the same period in 2017, due mainly to employee related cost reduction measures and reductions in outside consulting services.  Marketing expense for the quarter ended March 31, 2017, increased $9,767, or 22.0%, to $54,148, compared to $44,381 for the same period in 2016.  Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $479,294 for the period, compared to $159,637 for the same period in 2016, a $319,657 or 200.2% increase.  This increase was primarily due to legal and accounting fees related to the proposed Matrix merger.

During the quarter ended March 31, 2017, we recorded a gain of $73,128 on the settlement of accounts payable.  We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense. During the first quarter in 2017, we recorded a lease impairment of $37,369 on various lease and land costs that were no longer viable.  There were no lease impairments recorded during the quarter in 2016.  During the first quarters in 2017 and 2016, we recorded write downs of $6,000 and $10,589, respectively, on certain well equipment that was no longer useable.

At March 31, 2017, Royale Energy had a Deferred Drilling Obligation of $8,594,001.  During the first quarter of 2017, we were unable to drill new wells due to wet weather conditions in our Northern California fields.  At March 31, 2016, Royale Energy had a Deferred Drilling Obligation of $7,199,443.  During the first quarter of 2016, we disposed of $1,691,085 of these obligations upon completing the drilling of one well, while incurring expenses of $1,471,011, resulting in a gain of $220,074.

Interest expense increased to $39,912 for the quarter ended March 31, 2017, from $21,650 for the same period in 2016, an $18,262 or 84.4% increase.  This increase resulted from interest accrued on its convertible promissory notes issued in August 2016.  The interest during the quarter in 2016 was primarily related to the outstanding loan for the corporate headquarters.  Further details concerning Royale’s notes payable can be found in Capital Resources and Liquidity, below.

Capital Resources and Liquidity

At March 31, 2017, Royale Energy had current assets totaling $5,738,498 and current liabilities totaling $12,574,140 a $6,835,642 working capital deficit.  We had cash at March 31, 2017, of $4,936,668 compared to $4,994,598 at December 31, 2016.

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

At March 31, 2017, our other receivables, which consist of receivables from direct working interest investors and industry partners, totaled $530,233, compared to $676,647 at December 31, 2016, a $146,414 or 21.6% decrease.  This decrease was due to well revenues and accounts payable settlement credits applied to the outstanding receivables.  At March 31, 2017, Royale’s revenue receivable was $188,682, a decrease of $114,846 or 37.8%, compared to $303,528 at December 31, 2016, due to lower oil and gas production volumes when compared to year end 2016.  At March 31, 2017, our accounts payable and accrued expenses totaled $2,400,139, a decrease of $69,106 or 2.8% from the accounts payable at December 31, 2016 of $2,469,245, mainly due to payments and settlements of trade accounts payable during the quarter in 2017.

In July 2016, we entered in negotiations with two separate investors to issue convertible promissory notes of $1,280,000 and $300,000, with a conversion price of $0.40 per share, with warrants to purchase one share of common stock for every three shares of common stock issuable upon conversion of the notes.  The notes mature one year from the date of issuance and carry a 10% interest rate, which is due at maturity.  The conversion of the notes to shares is subject to shareholder approval.   The funds from these transactions is to be used to continue drilling activities, fund expenses to be incurred in connection with completion of Royale Energy’s proposed merger with Matrix Oil Corporation and for general corporate purposes.  Both of these negotiations are expected to conclude in the first half of 2017 and as such were included as Cash Advances on Pending Transactions as March 31, 2017.

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

Operating Activities.  Net cash used by operating activities totaled $749,888 and $276,133 for the three month periods ended March 31, 2017 and 2016, respectively.  This $473,755 or 171.6% increase in cash used was mainly due to higher costs related to the proposed Matrix merger.  During the quarter in 2016, executive management and directors received 1,254,806 shares of the Company’s common stock valued at $182,187.

Investing Activities.  Net cash provided by investing activities for the three month periods ended March 31, 2017 was $691,958 compared to net cash used by investing activities of $936,811 for the March 31, 2016 period.  The main difference in cash was the drilling of a well during the quarter in 2016.  The cash provided during the period in 2017 was mainly from direct working interest investor turnkey drilling investments.

Financing Activities.  Net cash used by financing activities totaled $7,579 in the first quarter of 2016, which were principal payments on the Company’s long-term debt associated with its building note.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $3.13 per Mcf to a high of $3.62 per Mcf for the first three months of 2017.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified an internal control deficiency that represents a material weakness in or internal control over financial reporting as of March 31, 2017, in that, certain legal documents, such as debt and equity financing transactions, during the fiscal year were not supported by fully executed agreements.

The control deficiency that gave rise to the material weakness did not result in a material misstatement of our financial statements for the fiscal year ending March 31, 2017.

Because of the material weakness described above, our management was unable to conclude that our internal control over financial reporting was effective as of the end of period to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management is seeking written acknowledgement of the note transactions from the note holders in order to remediate the material weakness described above and will require written acknowledgement from counterparties of all similar future transactions.

Except for the actions described above that were taken to address the material weaknesses, there were no changes in our internal controls during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

Please review the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

ROYALE ENERGY, INC.

Date: May 11, 2017	/s/ Jonathan Gregory
Jonathan Gregory, Chief Executive Officer

Date: May 11, 2017	/s/ Donald H. Hosmer
Donald H. Hosmer, President of Business Development

Date: May 11, 2017	/s/ Stephen M. Hosmer
Stephen M. Hosmer, President and Chief Financial Officer