Form 10-K/A
period 2016-12-31
ROYALE ENERGY INC
filed 2017-07-25
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A- 3

AMENDMENT NO.  3 TO THE
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

Net Proved Oil and Natural Gas Reserves

As of December 31, 2016, Royale had proved reserves of 1,700 MMCF on all of its leased properties.  On that date, total proved reserves (including 315 MMCF of proved undeveloped natural gas reserves) were 2,015 MMCF.  Also on that  dates, Royale had proved developed oil and natural gas liquid reserves of 5.8 MBBL and no proved undeveloped proved oil and natural gas liquid reserves.

During 2016, 100% of our 2015 proved undeveloped oil reserves were reclassified to proved developed reserves due to the successful completion of one well on the location of all of our 2015 proved undeveloped oil reserves.  As a result, as of December 31, 2016, we converted all 3,600 BBLs to proved producing, and increased our estimate related to that well by 2,446 BBLs. This resulted in proved undeveloped oil reserves of zero (0) and proved developed oil reserves of 5,856BBL.

During 2016, Royale’s PUD gas reserves decreased by 21,675 Mcf (6.4%).  During 2016 16,900 MCF were moved from PUD to PDP and a downward revision of one undeveloped well resulted in a reduction of 4,800 MCF.

Item 3                          Legal Proceedings

None

Item 4                          Mine Safety Disclosures

Not Applicable

PART II

Item 5                          Market for Common Equity and Related Stockholder Matters

Royale Energy’s common stock is traded under the symbol “ROYL”.  Since January 21, 2016, Royale Energy’s common stock has been traded on the OTC QB Market.  Prior to that, Royale Energy’s common stock was traded on the NASDAQ Stock Market.  As of December 31, 2016, 21,836,033 shares of Royale Energy’s common stock were held by approximately 6,008 shareholders.  The following table reflects the high and low quarterly closing sales prices on the Nasdaq Stock Market and OTC QB Market from January 2015 through December 2016.

	1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
	High	Low	High	Low	High	Low	High	Low
2015	2.16	1.55	1.82	1.15	1.27	0.63	0.81	0.30
2016	0.57	0.07	0.47	0.34	0.80	0.43	0.74	0.58

Dividends

The Board of Directors did not issue cash or stock dividends in 2016 or 2015.

Recent Sales of Unregistered Securities

On November 21, 2016, Royale sold 76,923 shares of Series AA Convertible Preferred Stock to one purchaser in satisfaction of an account payable for goods and services previously provided by the purchaser in the amount of $25,000, or $0.325 per share.  The per share purchase price was equal to the closing market price on the day before the sale of the number of shares of common stock into which the Series AA Convertible Preferred stock was convertible at the time of the sale.  The sale was made in a privately negotiated transaction pursuant to Section 4(2) of the Securities Act of 1933.

On November 21, 2016, the holder of a majority of the then-outstanding Series AA Convertible Preferred Stock exercised the right, pursuant to the amended certificate of determination of the Series AA Convertible Preferred Stock, to cause all of the 123,585 outstanding Series AA Convertible Preferred Stock to be converted into shares of common stock at the conversion ratio of one share of common stock for every two outstanding shares of Series AA Convertible Preferred Stock.  The conversion resulted in the issuance of 61,793 shares of common stock.

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

 In July 2016, we received a cash investment of $1,580,000 from two investors to purchase convertible promissory notes of $1,280,000 and $300,000, with a conversion price of $0.40 per share, with warrants to purchase one share of common stock for every three shares of common stock issuable upon conversion of the notes.  The notes mature one year from the date of issuance and carry a 10% interest rate, which is due at maturity.  The conversion of the notes to shares is subject to shareholder approval.  The funds from these transactions is to be used to continue drilling activities, fund expenses to be incurred in connection with completion of Royale’s proposed merger with Matrix Oil Corporation and for general corporate purposes.  Both of these negotiationstransactions are expected to conclude the documentation in the third quarter of 2017 and as such were included as Cash Advances on Pending Transactions as December 31, 2016.

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

	TotalObligations	2017	2018-2019	2020	Beyond

Office Lease	$612,562	$97,266	$242,537	$127,355	$145,404

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

2.7	Form of Section 351 Plan of Merger and Exchange, incorporated by reference to Exhibit 2.7, Annex G to Royale Energy’s Registration Statement on Form S-4 filed February 14, 2017.
2.8	This Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger dated March 30, 2017, incorporated by reference to Royale Energy’s Annual Report on Form 10-K filed March 31, 2017.
3.1	Restated Articles of Incorporation of Royale Energy, Inc., incorporated by reference to Exhibit 3.1 of Royale Energy’s Form 10-Q filed August 14, 2009.
3.2	Amended and Restated Bylaws of Royale Energy, Inc., incorporated by reference to Exhibit 3.2 of Royale Energy’s Form 10-K filed March 27, 2009.
21.1	Subsidiaries, incorporated by reference to Royale Energy’s Annual Report on Form 10-K filed March 31, 2017.
23.3	Consent of SingerLewak L.L.P., filed herewith.
31.1	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
31.2	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
31.3	Rule 13a-14(a), 115d-14(a) Certification, filed herewith.
32.1	Section 1350 Certification, filed herewith.
32.2	Section 1350 Certification, filed herewith.
32.3	Section 1350 Certification, filed herewith.
99.1	Report of Netherland Sewell & Associates, Inc., incorporated by reference to Royale Energy’s Amendment to the Annual Report on Form 10-K/A filed April 4, 2017.
101.INS*	XBRL Instance Document, previously filed with Royale Energy’s Annual Report on Form 10-K filed March 31, 2017.
101.SCH*	XBRL Taxonomy Extension Schema, previously filed with Royale Energy’s Annual Report on Form 10-K filed March 31, 2017.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase, previously filed with Royale Energy’s Annual Report on Form 10-K filed March 31, 2017.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase, previously filed with Royale Energy’s Annual Report on Form 10-K filed March 31, 2017.
101.LAB*	XBRL Taxonomy Extension Label Linkbase, previously filed with Royale Energy’s Annual Report on Form 10-K filed March 31, 2017.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase, previously filed with Royale Energy’s Annual Report on Form 10-K filed March 31, 2017.

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

Royale Energy, Inc.

Date: July 24, 2017	/s/ Jonathan Gregory
Jonathan Gregory
Chief Executive Officer (Principal Executive Officer)

Date: July 24, 2017	/s/ Stephen M. Hosmer
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