Form 10-Q/A
period 2017-03-31
ROYALE ENERGY INC
filed 2017-07-25
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q /A-1

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

The Merger Agreement is part of a series of related transactions in which the Parent will (i) issue its common stock to acquire all of (A) the common stock of Royale Energy, Matrix and Matrix’s affiliate, Matrix Oil Corporation, a California corporation, and (B) the partnership interests of three limited partnerships affiliated with Matrix and (ii) issue newly created Series B 3.5% Convertible Preferred Stock in exchange for approximately $20,398, 537 of subordinated debt issued by Matrix and its affiliates.

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

On March 31, 2017, the parties amended the Merger Agreement to make three material changes.  First, the Amendment extends the outside termination date for the merger from March 31, 2017, to June 30, 2017.  The outside termination date is the date, after which, either Royale or Matrix may terminate the Merger Agreement if it has not yet been closed and the failure to close is not due to the failure of the terminating party to perform or comply with any of its covenants or agreements to be performed under the Merger Agreement.   On June 30, 2017, the parties again amended the Merger Agreement to extend the outside termination date for the merger from June 30, 2017, to September 30, 2017.

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

Cash Advances on Pending Transactions

In July 2016, we received a cash investment of $1,580,000 from two investors to purchase convertible promissory notes of $1,280,000 and $300,000, with a conversion price of $0.40 per share, with warrants to purchase one share of common stock for every three shares of common stock issuable upon conversion of the notes.  The notes mature one year from the date of issuance and carry a 10% interest rate, which is due at maturity.  The conversion of the notes to shares is subject to shareholder approval.   The funds from these transactions is to be used to continue drilling activities, fund expenses to be incurred in connection with completion of Royale’s proposed merger with Matrix Oil Corporation and for general corporate purposes.  Both of these negotiations are expected to conclude in the third quarter of 2017 and as such were included as Cash Advances on Pending Transactions as March 31, 2017.

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

NOTE 5 – SUBSEQUENT EVENTS

On June {30}, 2017, the parties to the merger agreement with Matrix Oil Management Corporation extended the outside termination date for the merger from June 30 to September 30, 2017.

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

In July 2016, we received a cash investment of $1,580,000 from two investors to purchase convertible promissory notes of $1,280,000 and $300,000, with a conversion price of $0.40 per share, with warrants to purchase one share of common stock for every three shares of common stock issuable upon conversion of the notes.  The notes mature one year from the date of issuance and carry a 10% interest rate, which is due at maturity.  The conversion of the notes to shares is subject to shareholder approval.   The funds from these transactions is to be used to continue drilling activities, fund expenses to be incurred in connection with completion of Royale’s proposed merger with Matrix Oil Corporation and for general corporate purposes.  Both of these negotiations are expected to conclude in the third quarter of 2017 and as such were included as Cash Advances on Pending Transactions as March 31, 2017.
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

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we have not issued any unregistered securities.

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

ROYALE ENERGY, INC.

Date: July 24, 2017	/s/ Jonathan Gregory
Jonathan Gregory, Chief Executive Officer

Date: July 24, 2017	/s/ Donald H. Hosmer
Donald H. Hosmer, President of Business Development

Date: July 24, 2017	/s/ Stephen M. Hosmer
Stephen M. Hosmer, President and Chief Financial Officer