Form 10-Q
period 2017-06-30
ROYALE ENERGY INC
filed 2017-08-10
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a blank check company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☐    No  ☒

At August 2, 2017, a total of 21,839,592 shares of registrant’s common stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$4,216,824	$4,994,598
Other Receivables, net	792,912	676,647
Revenue Receivables	147,940	303,528
Prepaid Expenses	641,710	63,308

Total Current Assets	5,799,386	6,038,081

Other Assets	611,120	610,779

Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	1,602,028	1,733,424

Total Assets	$8,012,534	$8,382,284

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable and Accrued Expenses	$3,427,957	$2,469,245
Cash Advances on Pending Transactions	1,580,000	1,580,000
Deferred Drilling Obligation	7,450,467	7,894,001

Total Current Liabilities	12,458,424	11,943,246

Noncurrent Liabilities:
Asset Retirement Obligation	990,414	952,110
Total Noncurrent Liabilities	990,414	952,110

Total Liabilities	13,448,838	12,895,356

Stockholders’ Deficit:
Common Stock, No Par Value, 30,000,000 Shares Authorized, 21,839,592 and 21,836,033 shares issued and outstanding at June 30, 2017 and December 31, 2016	41,259,199	41,265,449
Accumulated Deficit	(46,695,503)	(45,778,521)

Total Stockholders’ Deficit	(5,436,304)	(4,513,072)

Total Liabilities and Stockholders’ Deficit	$8,012,534	$8,382,284

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 2017 AND 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Sale of Oil and Gas	$163,706	$115,823	$351,049	$249,940
Supervisory Fees and Other	81,802	216,519	168,857	369,360

Total Revenues	245,508	332,342	519,906	619,300

Costs and Expenses:
Lease Operating	123,832	153,808	230,453	338,943
Lease Impairment	99,468	60,237	136,837	60,237
Well Equipment Write Down	-	8,562	6,000	19,151
General and Administrative	450,042	494,893	1,015,028	1,127,670
Legal and Accounting	188,989	72,642	668,283	232,279
Marketing	108,084	59,530	162,232	103,911
Depreciation, Depletion and Amortization	43,464	71,989	90,304	149,172

Total Costs and Expenses	1,013,879	921,661	2,309,137	2,031,363

Gain (Loss) on Turnkey Drilling	878,533	(300,086)	878,533	(80,012)

Income (Loss) From Operations	110,162	(889,405)	(910,698)	(1,492,075)
Other Income (Loss):
Interest Expense	(39,500)	(25,852)	(79,412)	(47,502)
Gain on Settlement of Accounts Payable	-	240,885	73,128	240,885
Gain on Sale of assets	-	198,975	-	198,975
Income (Loss) Before Income Tax Expense	70,662	(475,397)	(916,982)	(1,099,717)

Net Income (Loss)	$70,662	$(475,397)	$(916,982)	$(1,099,717)

Basic Earnings (Loss) Per Share	$0.00	$(0.03)	$(0.04)	$(0.06)

Diluted Earnings (Loss) Per Share	$0.00	$(0.03)	$(0.04)	$(0.06)

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(916,982)	$(1,099,717)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	90,304	149,172
Lease Impairment	136,837	60,237
Gain on Sale of Assets	-	(198,975)
(Gain) Loss on Turnkey Drilling Programs	(878,533)	80,012
Gain on Settlement of Accounts Payable	(73,128)	(240,885)
Well Equipment Write Down	6,000	19,151
Stock-Based Compensation	-	278,352
(Increase) Decrease in:
Other & Revenue Receivables	39,323	(225,723)
Prepaid Expenses and Other Assets	(578,743)	69,907
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	1,025,590	(354,478)

Net Cash Used in Operating Activities	(1,149,332)	(1,462,947)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(1,053,442)	(17,792)
Proceeds from Turnkey Drilling Programs	1,425,000	925,000
Proceeds from Sale of Assets	-	935,927

Net Cash Provided By Investing Activities	371,558	1,843,135

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	-	203,884
Principal Payments on Long-Term Debt	-	(1,446,853)

Net Cash Used in Financing Activities	-	(1,242,969)

Net Decrease in Cash and Cash Equivalents	(777,774)	(862,781)

Cash at Beginning of Period	4,994,598	3,763,819

Cash at End of Period	$4,216,824	$2,901,038

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$412	$47,502

Cash Paid for Taxes	$1,539	$2,100
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING TRANSACTIONS:
Asset Retirement Obligation Addition	$30,000	$-
Issuance of Common Stock for Accrued Compensation Expense	$18,750	$-

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

Merger with Matrix Oil Management Corporation

In July 2016, the Company entered into a letter of intent with Matrix Oil Management Corporation (“Matrix”) to merge Royale Energy and Matrix in a combined stock and assumption of debt transaction.  On November 30, 2016, the Company entered into an Agreement and Plan of Merger and Reorganization dated November 30, 2016, among Royale, Royale Energy Holdings, Inc., a Delaware corporation (the “Parent”), Royale Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Parent, Matrix Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Parent, and Matrix.  The Merger Agreement was subsequently amended and restated as of December 31, 2016, and amended again as of March 31 and June 30, 2017 (the “Merger Agreement”).

The Merger Agreement is part of a series of related transactions in which the Parent will (i) issue its common stock to acquire all of (A) the common stock of Royale Energy, Matrix and Matrix’s affiliate, Matrix Oil Corporation, a California corporation, and (B) the partnership interests of three limited partnerships affiliated with Matrix and (ii) issue newly created Series B 3.5% Convertible Preferred Stock in exchange for approximately $20,398,537 of subordinated debt issued by Matrix and its affiliates.

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

The merger and related transactions will require the approval of the shareholders of each company and registration of the Royale Energy equity securities to be issued in the merger under the Securities Act of 1933 prior to completion of the transaction.  The Merger Agreement will terminate unless extended by agreement of the parties if the merger and related transactions do not close by September 30, 2017, and the failure to close is not due to the failure of the terminating party to perform or comply with any of its covenants or agreements to be performed under the Merger Agreement.

Matrix is an independent oil and natural gas producer based in Santa Barbara, California.  Matrix and its affiliates are privately held by fewer than ten equity holders and partners.

The Pre-Effective Form S-4/A filed by Royale Energy Holdings, Inc., on July 21, 2017, includes a preliminary proxy statement of Royale relating to (i) the Parent Common Stock to be issued in connection with the Mergers, the LP Exchanges, the Matrix Operator Exchange, upon the conversion of any Series B Preferred Stock, or the exercise of any outstanding warrants and options that become exercisable upon the effectiveness of the Mergers, and (ii) the Series B Preferred Stock to be issued in connection with the exchange for Preferred Interests issued by Matrix Investments, L.P. The definitive proxy statement/prospectus, when filed, will include important information about Royale, Matrix, the Matrix LPs and Matrix Operator. Royale also plans to file other relevant documents with the SEC regarding the proposed transaction. INVESTORS AND SECURITY HOLDERS ARE URGED TO CAREFULLY READ THE REGISTRATION STATEMENT, THE PROXY STATEMENT/PROSPECTUS AND OTHER RELEVANT DOCUMENTS FILED WITH THE SEC IF AND WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT ROYALE, MATRIX AND THE PROPOSED TRANSACTION. Investors and security holders may obtain these documents when available free of charge at the SEC’s website at www.sec.gov.  In addition, the documents filed with the SEC by Royale can be obtained free of charge from Royale’s website at www.royl.com.

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

The Company’s consolidated financial statements reflect an accumulated deficit of $46,695,503, a working capital deficiency of $6,659,038 and a stockholders’ deficit of $5,436,304. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Impairment analyses are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During the six months ended June 30, 2017 and 2016, impairment losses of $136,837 and $60,237, respectively, were recorded on various capitalized lease and land costs that were no longer viable.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.  The company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At June 30, 2017 and December 31, 2016, Royale Energy had Deferred Drilling Obligations of $7,450,467 and $7,894,001, respectively.

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

Other Receivables

Our other receivables consist of receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  At June 30, 2017 and December 31, 2016, the Company established an allowance for uncollectable accounts of $2,255,542 and $2,270,773, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

At June 30, 2017 and December 31, 2016, Royale Energy did not have any financial assets measured and recognized at fair value on a recurring basis.  The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

Accounts Payable and Accrued Expenses

At June 30, 2017, the components of accounts payable and accrued expenses consisted of $1,492,387 in trade accounts payable due to various vendors, $1,141,156 in payables and accruals related to direct working interest investors and revenues, operating costs and drilling activities, $222,023 in accrued expenses related to current drilling efforts, $266,110 for accrued liabilities for amounts set aside mainly for the plugging and abandonment of certain wells, $118,624 for employee related taxes and accruals, $144,833 related to interest payable on cash advances from pending transactions, $25,701 in deferred rent and $17,123 in federal and state income taxes payable.  At December 31, 2016, the components of accounts payable and accrued expenses consisted of $1,205,740 in trade accounts payable due to various vendors, $699,068 in payables and accruals related to direct working interest investors operating costs, $98,172 in accrued expenses related to current drilling efforts, $266,110 for accrued liabilities for amounts set aside mainly for the plugging and abandonment of certain wells, $103,212 for employee related taxes and accruals, $65,833 related to interest payable on cash advances from pending transactions, $12,446 in deferred rent and $18,662 in federal and state income taxes payable.

Cash Advances on Pending Transactions

In July 2016, we received a cash investment of $1,580,000 from two investors to purchase convertible promissory notes of $1,280,000 and $300,000, with a conversion price of $0.40 per share, with warrants to purchase one share of common stock for every three shares of common stock issuable upon conversion of the notes.  The notes matured on August 2, 2017, (one year from the date of issuance) and carry a 10% interest rate, which is due at maturity.  The conversion of the notes to shares is subject to shareholder approval.  The funds from these transactions is to be used to continue drilling activities, fund expenses to be incurred in connection with the completion of Royale Energy’s proposed merger with Matrix Oil Corporation and for general corporate purposes.  The Company has received an extension of the $300,000 obligation until December 31, 2017, and has requested a similar extension of the $1,280,000 obligation.

Recently Issued Accounting Pronouncements

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the six months ended June 30, 2017:

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

NOTE 2 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended June 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$70,662	$70,662	$(475,397)	$(475,397)

Weighted average common shares outstanding	21,825,770	21,825,770	17,670,024	17,670,024
Effect of dilutive securities	--	-	--	23,331
Weighted average common shares, including Dilutive effect	21,825,770	21,825,770	17,670,024	17,693,355
Per share:
Net Income (Loss)	$0.00	$0.00	$(0.03)	$(0.03)

	Six Months Ended June 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
Net Loss	$(916,982)	$(916,982)	$(1,099,717)	$(1,099,717)

Weighted average common shares outstanding	21,825,770	21,825,770	17,670,024	17,670,024
Effect of dilutive securities	--	-	--	23,331
Weighted average common shares, including Dilutive effect	21,825,770	21,825,770	17,670,024	17,693,355
Per share:
Net Loss	$(0.04)	$(0.04)	$(0.06)	$(0.06)

For the six months ended June 30, 2017 and 2016, Royale Energy had dilutive securities of 0 and 23,331, respectively.  These securities were not included in the dilutive loss per share due to their antidilutive nature.

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Oil and Gas
Producing properties, including drilling costs	$3,755,705	$3,755,705
Undeveloped properties	260,484	307,158
Lease and well equipment	4,122,178	4,128,178
	8,138,367	8,191,041

Accumulated depletion, depreciation & amortization	(6,546,113)	(6,468,279)
	1,592,254	1,722,762
Commercial and Other
Vehicles	40,061	40,061
Furniture and equipment	1,092,926	1,089,648
	1,132,987	1,129,709

Accumulated depreciation	(1,123,213)	(1,119,047)
	9,774	10,662
	$1,602,028	$1,733,424

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

NOTE 4 – INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  At the end of 2015, management reviewed the reliability of the Company’s net deferred tax assets, and due to the Company’s continued cumulative losses in recent years, the Company concluded it is not “more-likely-than-not” its deferred tax assets will be realized.  As a result, the Company will continue to record a full valuation allowance against the deferred tax assets in 2016.

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at June 30, 2017 and 2016, respectively, to pretax income is as follows:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Tax benefit computed at statutory rate of 34%	$(311,774)	$(373,904)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other
Other non-deductible expenses	205	253
Change in valuation allowance	311,569	373,651
Provision (benefit)	$-	$-

NOTE 5 – SUBSEQUENT EVENTS

On August 2, 2017, the two notes recorded as Cash Advances on Pending Transactions, matured.  The Company has received an extension of the $300,000 obligation until to December 31, 2017, and has requested a similar extension of the $1,280,000 obligation.

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

Going Concern

At June 30, 2017, the Company has an accumulated deficit of $46,695,503, a working capital deficiency of $6,659,038 and a stockholders’ deficit of $5,436,304. As a result, our financial statements include a “going concern qualification” reflecting substantial doubt as to our ability to continue as a going concern.  We are seeking to merge with Matrix to increase efficiency and reduce costs to both companies, thereby allowing a return to positive cash flow.  We have no commitments to provide any additional financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, if needed to fully fund our 2017 drilling budget and to support future operations.

Results of Operations

We recorded net income of $70,662 for the second quarter of 2017, which compares to a net loss of $475,397 in the second quarter of 2016, a $546,059 or 114.9% improvement.  Our total operating expenses increased in the second quarter of 2017 by $92,218 over the second quarter of 2016, mainly due to increased legal and accounting expenses associated with our proposed merger with Matrix.

Our positive results in the second quarter of 2017 resulted mainly from recording $878,533 for drilling and completing one well. We had been unable to drill any wells in the first quarter of 2017 due to wet weather in our Northern California fields. We expect to drill two additional wells in the third quarter of 2017.

For the six months ended June 30, 2017, we had a net loss of $916,982, a $182,735 or 16.6% improvement when compared to net loss of $1,099,717 during the six months ended June 30, 2016.  Total revenues for the first six months of 2017 were $519,906, a decrease of $99,394 or 16.1% from the total revenues of $619,300 during the period in 2016.  The lower revenues were mainly due to reduced supervisory fees during the period in 2017, when compared to 2016, due to a decrease in the number of wells operated by the Company.

During the first six months of 2017, revenues from oil and gas production increased $101,109 or 40.5% to $351,049 from the 2016 six month revenues of $249,940.  This increase was due to higher natural gas commodity prices during the period in 2017.  The net sales volume of natural gas for the six months ended June 30, 2017, was approximately 117,475 Mcf with an average price of $2.95 per Mcf, versus 131,697 Mcf with an average price of $1.89 per Mcf for the period in 2016.  This represents a decrease in net sales volume of 14,222 Mcf or 10.8%.  The decrease in production volume was mainly due to the sale of our Victor Ranch field interests in 2016, which had an effective date of September 1, 2016 and to the natural declines of our existing wells.  For the quarter ended June 30, 2017, revenues from oil and gas production increased $47,883 or 41.3% to $163,706 from the 2016 second quarter revenues of $115,823.  This increase was also due to higher natural gas commodity prices during the quarter in 2017.  The net sales volume of natural gas for the quarter ended June 30, 2017, was approximately 58,287 Mcf with an average price of $2.77 per Mcf, versus 63,361 Mcf with an average price of $1.82 per Mcf for the second quarter of 2016.  This represents a decrease in net sales volume of 5,074 Mcf or 8.0% for the quarter in 2017.

Oil and natural gas lease operating expenses decreased by $108,490 or 32.0%, to $230,453 for the six months ended June 30, 2017, from $338,943 for the same period in 2016.  For the second quarter in 2017, lease operating expenses decreased $29,976 or 19.5% from the same quarter in 2016.  These decreases were mainly due to the sale of our Victor Ranch field interests in 2016 which reduced overhead, pumping and compression costs during the periods in 2017.

The aggregate of supervisory fees and other income was $168,857 for six months ended June 30, 2017, a decrease of $200,503 or 54.3% from $369,360 during the six months in 2016.  During the second quarter 2017, supervisory fees and other income decreased $134,717 or 62.2% when compared to the period in 2016.  These decreases were due to lower supervisory and drilling overhead during the period in 2017 mainly due to the sale of our Victor Ranch field interests in 2016.

Depreciation, depletion and amortization expense decreased to $90,304 from $149,172, a decrease of $58,868 or 39.5% for the six months ended June 30, 2017, as compared to the same period in 2016.  During the second quarter 2017, depreciation, depletion and amortization expenses decreased $28,525 or 39.6%.   The depletion rate is calculated using production as a percentage of reserves.  These decreases in depreciation expense was due to a lower depletion rate as reserve volumes were higher at the end of 2016 and due to a lower asset base due to the sale of our Victor Ranch field interests in 2016.

General and administrative expenses decreased by $112,642 or 10.0% from $1,127,670 for the six months ended June 30, 2016, to $1,015,028, for the six month period in 2017.  For the second quarter 2017, general and administrative expenses decreased $44,851 or 9.1% when compared to the same period in 2016.  These decreases were primarily due to employee related cost reduction measures and reductions in outside consulting services.  Marketing expense for the six months ended June 30, 2017, increased $58,321, or 56.1%, to $162,232, compared to $103,911 for the same period in 2016.  For the second quarter 2017, marketing expenses increased $48,554 or 81.6% when compared to the second quarter in 2016.   Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $668,283 for the six month period, compared to $232,279 for the same period in 2016, a $436,004 or 187.7% increase.  For the second quarter 2017, legal and accounting expenses increased $116,347 or 160.2%, when compared to the second quarter in 2016.  This increase was primarily due to legal and accounting fees related to the proposed Matrix merger.

At June 30, 2017, Royale Energy had a Deferred Drilling Obligation of $7,450,467.  During the first six months of 2017, we disposed of $1,868,534 of drilling obligations upon completing the drilling of one well, while incurring expenses of $990,001, resulting in a gain of $878,533. During the same six month period in 2016, we disposed of $1,691,085 of drilling obligations upon completing the drilling of one well, while incurring expenses of $1,771,097, resulting in a loss of $80,012.  Royale Energy expects to drill two wells during the third quarter of 2017.

During the six months ended June 30, 2017, we recorded a gain of $73,128 on the settlement of accounts payable.  We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense. During the six month periods in 2017 and 2016, we recorded lease impairments of $136,837 and $60,237, respectively, on various lease and land costs that were no longer viable.  During the periods in 2017 and 2016, we recorded write downs of $6,000 and $19,151, respectively, on certain well equipment that was no longer useable.  During the six months ended June 30, 2016, we recorded a gain of $198,975 on the sale of our Company owned office building located in El Cajon, California.  Also during the period in 2016, we recorded a gain of $240,885 on the settlement of accounts payable.

Interest expense increased to $79,412 for the six months ended June 30, 2017, from $47,502 for the same period in 2016, a $31,910 or 67.2% increase.  This increase resulted from interest accrued on its convertible promissory notes issued in August 2016.  The interest during the period in 2016 was primarily related to the outstanding loan for the corporate headquarters.  Further details concerning Royale’s notes payable can be found in Capital Resources and Liquidity, below.

Capital Resources and Liquidity

At June 30, 2017, Royale Energy had current assets totaling $5,799,386 and current liabilities totaling $12,458,424 a $6,659,038 working capital deficit.  We had cash at June 30, 2017, of $4,216,824 compared to $4,994,598 at December 31, 2016.

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

At June 30, 2017, our other receivables, which consist of receivables from direct working interest investors and industry partners, totaled $792,912, compared to $676,647 at December 31, 2016, a $116,265 or 17.2% increase.  This increase was mainly due to receivables from investors for workovers on a non-operated well.  At June 30, 2017, Royale’s revenue receivable was $147,940, a decrease of $155,588 or 51.3%, compared to $303,528 at December 31, 2016, due to lower oil and gas production volumes when compared to year end 2016 due to the sale Victor Ranch leases in 2016.  At June 30, 2017, our accounts payable and accrued expenses totaled $3,427,957, an increase of $958,712 or 38.8% from the accounts payable at December 31, 2016 of $2,469,245, mainly related to current drilling activity and non-operated workover costs.

In July 2016, we received a cash investment of $1,580,000 from two investors to purchase convertible promissory notes of $1,280,000 and $300,000, with a conversion price of $0.40 per share, with warrants to purchase one share of common stock for every three shares of common stock issuable upon conversion of the notes.  The notes mature one year from the date of issuance and carry a 10% interest rate, which is due at maturity.  The conversion of the notes to shares is subject to shareholder approval.   The funds from these transactions is to be used to continue drilling activities, fund expenses to be incurred in connection with completion of Royale’s proposed merger with Matrix Oil Corporation and for general corporate purposes.  The maturity date of one of the notes for $300,000 has been extended to December 31, 2017.  The Company has requested an extension of the other note.

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

Operating Activities.  Net cash used by operating activities totaled $1,149,332 and $1,462,947 for the six month periods ended June 30, 2017 and 2016, respectively.  This $313,615 or 21.4% decrease in cash used was mainly due to higher accounts payable and accrued expenses at the end of the period in 2017 which was related to drilling activity during the period.  During the six months ended June 30, 2017 and 2016, executive management and directors received 42,020 and 1,505,982, respectively, in compensatory shares of the Company’s common stock valued at $18,750 and $278,352, respectively.

Investing Activities.  Net cash provided by investing activities totaled $371,558 and $1,843,135 for the six month periods ended June 30, 2017 and 2016, respectively.  This $1,471,577 decrease in net cash provided can be mainly attributed to proceeds of approximately $936,000 received from the sale of our office building during the period in 2016.

Financing Activities.  Net cash used by financing activities totaled $1,242,969 in the first six months of 2016.  During the period in 2016, $1,446,853 was used for principal payments on the Company’s note payable in the sale of its office building.   Also during the period in 2016, we issued 622,316 restricted common shares and received cash proceeds of $200,000 under a private placement stock sale.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $3.12 per Mcf to a high of $3.62 per Mcf for the first six months of 2017.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of June 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified an internal control deficiency that represents a material weakness in or internal control over financial reporting as of June 30, 2017, in that, certain legal documents, such as debt and equity financing transactions, during the fiscal year were not supported by fully executed agreements.

The control deficiency that gave rise to the material weakness did not result in a material misstatement of our financial statements for the six month period ending June 30, 2017.

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

Except for the actions described above that were taken to address the material weaknesses, there were no changes in our internal controls during the six months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we have not issued any unregistered shares.

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

ROYALE ENERGY, INC.

Date: August 10, 2017	/s/ Jonathan Gregory
Jonathan Gregory, Chief Executive Officer

Date: August 10, 2017	/s/ Donald H. Hosmer
Donald H. Hosmer, President of Business Development

Date: August 10, 2017	/s/ Stephen M. Hosmer
Stephen M. Hosmer, President and Chief Financial Officer