Form 10-Q
period 2017-09-30
ROYALE ENERGY INC
filed 2017-11-14
CIK 864839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017	Commission File No. 000-22750

ROYALE ENERGY, INC.
(Exact name of registrant as specified in its charter)

California	33-0224120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At October 26, 2017, a total of 21,850,185 shares of registrant’s common stock were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$2,211,836	$4,994,598
Other Receivables, net	948,362	676,647
Revenue Receivables	163,032	303,528
Prepaid Expenses	899,253	63,308

Total Current Assets	4,222,483	6,038,081

Other Assets	561,120	610,779

Oil and Gas Properties, (Successful Efforts Basis), Equipment and Fixtures, net	1,445,160	1,733,424

Total Assets	$6,228,763	$8,382,284

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable and Accrued Expenses	$3,491,528	$2,469,245
Cash Advances on Pending Transactions	1,580,000	1,580,000
Deferred Drilling Obligation	5,476,379	7,894,001

Total Current Liabilities	10,547,907	11,943,246

Noncurrent Liabilities:
Asset Retirement Obligation	1,028,641	952,110
Total Noncurrent Liabilities	1,028,641	952,110

Total Liabilities	11,576,548	12,895,356

Stockholders’ Deficit:
Common Stock, No Par Value, 30,000,000 Shares Authorized, 21,850,185 and 21,836,033 shares issued and outstanding at September 30, 2017 and December 31, 2016	41,265,449	41,265,449
Accumulated Deficit	(46,613,234)	(45,778,521)

Total Stockholders’ Deficit	(5,347,785)	(4,513,072)

Total Liabilities and Stockholders’ Deficit	$6,228,763	$8,382,284

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Sale of Oil and Gas	$126,435	$166,253	$477,484	$416,193
Supervisory Fees and Other	211,670	152,631	380,527	521,991

Total Revenues	338,105	318,884	858,011	938,184

Costs and Expenses:
Lease Operating	127,306	173,752	357,759	512,695
Lease Impairment	10,721	(13,934)	147,558	46,303
Well Equipment Write Down	-	-	6,000	19,151
General and Administrative	456,928	749,784	1,471,956	1,877,454
Legal and Accounting	227,033	190,691	895,316	422,970
Marketing	58,952	118,986	221,184	222,897
Depreciation, Depletion and Amortization	42,757	95,841	133,061	245,013

Total Costs and Expenses	923,697	1,315,120	3,232,834	3,346,483

Gain (Loss) on Turnkey Drilling	707,789	298,983	1,586,322	218,971

Income (Loss) From Operations	122,197	(697,253)	(788,501)	(2,189,328)
Other Income (Loss):
Interest Expense	(39,928)	(26,745)	(119,340)	(74,247)
Gain on Settlement of Accounts Payable	-	104,798	73,128	345,683
Gain on Sale of assets	-	-	-	198,975
Income (Loss) Before Income Tax Expense	82,269	(619,200)	(834,713)	(1,718,917)

Net Income (Loss)	$82,269	$(619,200)	$(834,713)	$(1,718,917)

Basic Earnings (Loss) Per Share	$0.00	$(0.03)	$(0.04)	$(0.09)

Diluted Earnings (Loss) Per Share	$0.00	$(0.03)	$(0.04)	$(0.09)

See notes to unaudited financial statements.

ROYALE ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(834,713)	$(1,718,917)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	133,061	245,013
Lease Impairment	147,558	46,303
Gain on Sale of Assets	-	(198,975)
Gain on Turnkey Drilling Programs	(1,586,322)	(218,971)
Gain on Settlement of Accounts Payable	(73,128)	(345,683)
Well Equipment Write Down	6,000	19,151
Stock-Based Compensation	-	615,365
(Increase) Decrease in:
Other & Revenue Receivables	(131,219)	(264,028)
Prepaid Expenses and Other Assets	(786,286)	(445,692)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	1,095,411	(641,816)

Net Cash Used in Operating Activities	(2,029,638)	(2,908,250)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Oil and Gas Properties and Other Capital Expenditures	(2,903,124)	(1,053,654)
Proceeds from Turnkey Drilling Programs	2,150,000	1,997,499
Proceeds from Sale of Assets	-	935,927

Net Cash Provided By (Used in) Investing Activities	(753,124)	1,879,772

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Advances From Investors	-	1,950,000
Proceeds from Issuance of Common Stock	-	790,884
Principal Payments on Long-Term Debt	-	(1,446,853)

Net Cash Provided by Financing Activities	-	1,294,031

Net Increase (Decrease) in Cash and Cash Equivalents	(2,782,762)	265,553

Cash at Beginning of Period	4,994,598	3,763,819

Cash at End of Period	$2,211,836	$4,029,372

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid for Interest	$840	$47,913

Cash Paid for Taxes	$1,539	$2,100
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING & FINANCING TRANSACTIONS:
Asset Retirement Obligation Addition	$65,461	$-
Issuance of Common Stock for Accrued Compensation Expense	$25,000	$-

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

Merger with Matrix Oil Management Corporation

On November 30, 2016, the Company entered into an Agreement and Plan of Merger and Reorganization among Royale, Royale Energy Holdings, Inc., a Delaware corporation (the “Parent”), Royale Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Parent, Matrix Merger Sub, Inc., a California corporation and wholly-owned subsidiary of Parent, and Matrix.  The Merger Agreement was subsequently amended and restated as of December 31, 2016, and amended again as of March 31, June 30 and September 7, 2017 (the “Merger Agreement”).

The Merger Agreement is part of a series of related transactions in which the Parent will (i) issue its common stock to acquire all of (A) the common stock of Royale Energy, Matrix and Matrix’s affiliate, Matrix Oil Corporation, a California corporation, and (B) the partnership interests of three limited partnerships affiliated with Matrix and (ii) issue newly created Series B 3.5% Convertible Preferred Stock in exchange for approximately $20,660,617 of subordinated debt issued by Matrix and its affiliates.

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

The merger and related transactions will require the approval of the shareholders of each company and registration of the Royale Energy equity securities to be issued in the merger under the Securities Act of 1933 prior to completion of the transaction.  The Merger Agreement will terminate unless extended by agreement of the parties if the merger and related transactions do not close by December 31, 2017, and the failure to close is not due to the failure of the terminating party to perform or comply with any of its covenants or agreements to be performed under the Merger Agreement.  A meeting of shareholders of Royale Energy is scheduled for November 16, 2017, to consider and approve the merger and related transactions.

Royale Energy, Matrix and the Parent have issued a definitive joint proxy statement/prospectus which describes the proposed merger and related transactions and incorporates other relevant documents filed with the SEC regarding the proposed transaction.  INVESTORS AND SECURITY HOLDERS ARE URGED TO CAREFULLY READ THE PROXY STATEMENT/PROSPECTUS AND OTHER RELEVANT DOCUMENTS FILED WITH THE SEC BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT ROYALE, MATRIX AND THE PROPOSED TRANSACTION. Investors and security holders may obtain these documents, which are contained in a Form 424(b)(5) filed with the SEC on October 17, 2017, free of charge at the SEC’s website at www.sec.gov  In addition, the documents filed with the SEC by Royale can be obtained free of charge from Royale’s website at www.royl.com.

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

The Company’s consolidated financial statements reflect an accumulated deficit of $46,613,234, a working capital deficiency of $6,325,424 and a stockholders’ deficit of $5,347,785. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Impairment analyses are generally based on proved reserves.  An asset group would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount the carrying value exceeds fair value. During the nine months ended September 30, 2017 and 2016, impairment losses of $147,558 and $46,303, respectively, were recorded on various capitalized lease and land costs that were no longer viable.

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

A certain portion of the turnkey drilling participant’s funds received are non-refundable.  The company holds all funds invested as Deferred Drilling Obligations until drilling is complete.  Occasionally, drilling is delayed for various reasons such as weather, permitting, drilling rig availability and/or contractual obligations.  At September 30, 2017 and December 31, 2016, Royale Energy had Deferred Drilling Obligations of $5,476,379 and $7,894,001, respectively.

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

Other Receivables

Our other receivables consist of receivables from direct working interest investors and industry partners. We provide for uncollectible accounts receivable using the allowance method of accounting for bad debts.  Under this method of accounting, a provision for uncollectible accounts is charged directly to bad debt expense when it becomes probable the receivable will not be collected.  The allowance account is increased or decreased based on past collection history and management’s evaluation of accounts receivable.  All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged off accounts are added to the allowance.  At September 30, 2017 and December 31, 2016, the Company established an allowance for uncollectable accounts of $2,254,124 and $2,270,773, respectively, for receivables from direct working interest investors whose expenses on non-producing wells were unlikely to be collected from revenue.

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

At September 30, 2017 and December 31, 2016, Royale Energy did not have any financial assets measured and recognized at fair value on a recurring basis.  The Company estimates asset retirement obligations pursuant to the provisions of FASB ASC Topic 410, “Asset Retirement and Environmental Obligations” (“FASB ASC 410”). The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs.

Accounts Payable and Accrued Expenses

At September 30, 2017, the components of accounts payable and accrued expenses consisted of $1,874,165 in trade accounts payable due to various vendors, $768,103 in payables and accruals related to direct working interest investors and revenues, operating costs and drilling activities, $225,317 in accrued expenses related to current drilling efforts, $266,110 for accrued liabilities for amounts set aside mainly for the plugging and abandonment of certain wells, $121,489 for employee related taxes and accruals, $184,333 related to interest payable on cash advances from pending transactions, $34,888 in deferred rent and $17,123 in federal and state income taxes payable.  At December 31, 2016, the components of accounts payable and accrued expenses consisted of $1,205,740 in trade accounts payable due to various vendors, $699,068 in payables and accruals related to direct working interest investors operating costs, $98,172 in accrued expenses related to current drilling efforts, $266,110 for accrued liabilities for amounts set aside mainly for the plugging and abandonment of certain wells, $103,212 for employee related taxes and accruals, $65,833 related to interest payable on cash advances from pending transactions, $12,446 in deferred rent and $18,662 in federal and state income taxes payable.

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

Recently Issued Accounting Pronouncements

The Company has reviewed the updates issued by the Financial Accounting Standards Board (FASB) during the nine months ended September 30, 2017:

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

ASU 2016-02: Leases (Topic 842)

In February 2016, FASB issued ASU 2016-02 which aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing agreements. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements, but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

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

NOTE 2 – LOSS PER SHARE

Basic and diluted loss per share are calculated as follows:

	Three Months Ended September 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
Net Income (Loss)	$82,269	$82,269	$(619,200)	$(619,200)

Weighted average common shares outstanding	21,832,523	21,832,523	18,382,668	18,382,668
Effect of dilutive securities	--	--	--	--
Weighted average common shares, including Dilutive effect	21,832,523	21,832,523	18,382,668	18,382,668
Per share:
Net Income (Loss)	$0.00	$0.00	$(0.03)	$(0.03)

	Nine Months Ended September 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
Net Loss	$(834,713)	$(834,713)	$(1,718,917)	$(1,718,917)

Weighted average common shares outstanding	21,832,523	21,832,523	18,382,668	18,382,668
Effect of dilutive securities	--	-	--	--
Weighted average common shares, including Dilutive effect	21,832,523	21,832,523	18,382,668	18,382,668
Per share:
Net Loss	$(0.04)	$(0.04)	$(0.09)	$(0.09)

NOTE 3 – OIL AND GAS PROPERTIES, EQUIPMENT AND FIXTURES

Oil and gas properties, equipment and fixtures consist of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Oil and Gas
Producing properties, including drilling costs	$3,755,705	$3,755,705
Undeveloped properties	143,608	307,158
Lease and well equipment	4,122,178	4,128,178
	8,021,491	8,191,041

Accumulated depletion, depreciation & amortization	(6,585,031)	(6,468,279)
	1,436,460	1,722,762
Commercial and Other
Vehicles	40,061	40,061
Furniture and equipment	1,092,926	1,089,648
	1,132,987	1,129,709

Accumulated depreciation	(1,124,287)	(1,119,047)
	8,700	10,662
	$1,445,160	$1,733,424

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

A reconciliation of Royale Energy’s provision for income taxes and the amount computed by applying the statutory income tax rates at September 30, 2017 and 2016, respectively, to pretax income is as follows:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Tax benefit computed at statutory rate of 34%	$(283,802)	$(584,432)

Increase (decrease) in taxes resulting from:

State tax / percentage depletion / other
Other non-deductible expenses	357	349
Change in valuation allowance	283,445	584,083
Provision (benefit)	$-	$-

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

Going Concern

At September 30, 2017, the Company has an accumulated deficit of $46,613,234, a working capital deficiency of $6,325,424 and a stockholders’ deficit of $5,347,785. As a result, our financial statements include a “going concern qualification” reflecting substantial doubt as to our ability to continue as a going concern.  We are seeking to merge with Matrix to increase efficiency and reduce costs to both companies, thereby allowing a return to positive cash flow.  We have no commitments to provide any additional financing and there is no guarantee that we will be able to secure additional financing on acceptable terms, or at all, if needed to fully fund our 2017 drilling budget and to support future operations.

Results of Operations

We recorded net income of $82,269 for the third quarter of 2017, which compares to a net loss of $619,200 in the third quarter of 2016, a $701,469 or 113.3% improvement.  Our total operating expenses decreased in the third quarter of 2017 by $391,423 over the third quarter of 2016, mainly due to lower general and administrative expenses.

Our positive results in the third quarter of 2017 resulted mainly from recording $707,789 for drilling and completing one well and participating in the drilling of another well.  We expect to drill one additional well in the fourth quarter of 2017.

For the nine months ended September 30, 2017, we had a net loss of $834,713, a $884,204 or 51.4% improvement when compared to net loss of $1,718,917 during the nine months ended September 30, 2016.  Total revenues for the first nine months of 2017 were $858,011, a decrease of $80,173 or 8.6% from the total revenues of $938,184 during the period in 2016.  The lower revenues were mainly due to reduced supervisory fees during the period in 2017, when compared to 2016, due to a decrease in the number of wells operated by the Company.

During the first nine months of 2017, revenues from oil and gas production increased $61,291 or 14.7% to $477,484 from the 2016 nine month revenues of $416,193.  This increase was due to higher natural gas commodity prices during the period in 2017.  The net sales volume of natural gas for the nine months ended September 30, 2017, was approximately 161,940 Mcf with an average price of $2.92 per Mcf, versus 190,431 Mcf with an average price of $2.17 per Mcf for the period in 2016.  This represents a decrease in net sales volume of 28,491 Mcf or 15.0%.  The decrease in production volume was mainly due to the sale of our Victor Ranch field interests in 2016, which had an effective date of September 1, 2016, and to the natural declines of our existing wells.  For the quarter ended September 30, 2017, revenues from oil and gas production decreased $39,818 or 24.0% to $126,435 from the 2016 third quarter revenues of $166,253.  This decrease was also due to sale of our Victor Ranch field during the period in 2016.  The net sales volume of natural gas for the quarter ended September 30, 2017, was approximately 44,465 Mcf with an average price of $2.84 per Mcf, versus 58,734 Mcf with an average price of $2.80 per Mcf for the third quarter of 2016.  This represents a decrease in net sales volume of 14,269 Mcf or 24.3% for the quarter in 2017.

Oil and natural gas lease operating expenses decreased by $154,936 or 30.2%, to $357,759 for the nine months ended September 30, 2017, from $512,695 for the same period in 2016.  For the third quarter in 2017, lease operating expenses decreased $46,446 or 26.7% from the same quarter in 2016.  These decreases were mainly due to the sale of our Victor Ranch field interests in 2016 which reduced overhead, pumping and compression costs during the periods in 2017.

The aggregate of supervisory fees and other income was $380,527 for nine months ended September 30, 2017, a decrease of $141,464 or 27.1% from $521,991 during the nine months in 2016.   This decrease was due to lower supervisory and drilling overhead during the period in 2017 mainly due to the sale of our Victor Ranch field interests in 2016.  During the third quarter 2017, supervisory fees and other income increased $59,039 or 38.7% when compared to the period in 2016, mainly due to an increase in drilling overhead due to the drilling of two wells during the period in 2017.

Depreciation, depletion and amortization expense decreased to $133,061 from $245,013, a decrease of $111,952 or 45.7% for the nine months ended September 30, 2017, as compared to the same period in 2016.  During the third quarter 2017, depreciation, depletion and amortization expenses decreased $53,084 or 55.4%.   The depletion rate is calculated using production as a percentage of reserves.  These decreases in depreciation expense was due to a lower depletion rate as reserve volumes were higher at the end of 2016 and due to a lower asset base due to the sale of our Victor Ranch field interests in 2016.

General and administrative expenses decreased by $405,498 or 21.6% from $1,877,454 for the nine months ended September 30, 2016, to $1,471,956, for the nine month period in 2017.  For the third quarter 2017, general and administrative expenses decreased $292,856 or 39.1% when compared to the same period in 2016.  These decreases were primarily due to reductions in outside consulting services.  Marketing expense for the nine months ended September 30, 2017, decreased $1,713, or 0.8%, to $221,184, compared to $222,897 for the same period in 2016.  For the third quarter 2017, marketing expenses decreased $60,034 or 50.5% when compared to the third quarter in 2016.   Marketing expense varies from period to period according to the number of marketing events attended by personnel and their associated costs.

Legal and accounting expense increased to $895,316 for the nine month period, compared to $422,970 for the same period in 2016, a $472,346 or 111.7% increase.  For the third quarter 2017, legal and accounting expenses increased $36,342 or 19.1%, when compared to the third quarter in 2016.  These increases were primarily due to legal and accounting fees related to the proposed Matrix merger.

At September 30, 2017, Royale Energy had a Deferred Drilling Obligation of $5,476,379.  During the first nine months of 2017, we disposed of $4,567,622 of drilling obligations upon completing the drilling of two wells and participating in the drilling of an additional well, while incurring expenses of $2,981,300, resulting in a gain of $1,586,322. During the same nine month period in 2016, we disposed of $3,151,629 of drilling obligations upon completing the drilling of two wells, while incurring expenses of $2,932,658, resulting in a gain of $218,971.  Royale Energy expects to drill one well during the fourth quarter of 2017.

During the nine months ended September 30, 2017 and 2016, we recorded gains of $73,128 and $345,683, respectively, on the settlement of accounts payable.  We periodically review our proved properties for impairment on a field-by-field basis and charge impairments of value to the expense. During the nine month periods in 2017 and 2016, we recorded lease impairments of $147,558 and $46,303, respectively, on various lease and land costs that were no longer viable.  During the periods in 2017 and 2016, we also recorded write downs of $6,000 and $19,151, respectively, on certain well equipment that was no longer useable.  During the nine months ended September 30, 2016, we recorded a gain of $198,975 on the sale of our Company owned office building located in El Cajon, California.

Interest expense increased to $119,340 for the nine months ended September 30, 2017, from $74,247 for the same period in 2016, a $45,093 or 60.7% increase.  This increase resulted from interest accrued on its convertible promissory notes issued in August 2016.  The interest during the period in 2016 was primarily related to the outstanding loan for the corporate headquarters.  Further details concerning Royale’s notes payable can be found in Capital Resources and Liquidity, below.

Capital Resources and Liquidity

At September 30, 2017, Royale Energy had current assets totaling $4,222,483 and current liabilities totaling $10,547,907 a $6,325,424 working capital deficit.  We had cash at September 30, 2017, of $2,211,836 compared to $4,994,598 at December 31, 2016.

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

At September 30, 2017, our other receivables, which consist of receivables from direct working interest investors and industry partners, totaled $948,362, compared to $676,647 at December 31, 2016, a $271,715 or 40.2% increase.  This increase was mainly due to receivables from investors for workovers on a non-operated well.  At September 30, 2017, Royale’s revenue receivable was $163,032, a decrease of $140,496 or 46.3%, compared to $303,528 at December 31, 2016, due to lower oil and gas production volumes when compared to year end 2016 due to the sale Victor Ranch leases in 2016.  At September 30, 2017, our accounts payable and accrued expenses totaled $3,491,528, an increase of $1,022,283 or 41.4% from the accounts payable at December 31, 2016 of $2,469,245, mainly related to current drilling activities and non-operated workover costs.

In July 2016, we received a cash investment of $1,580,000 from two investors to purchase convertible promissory notes with principal amounts of $1,280,000 and $300,000, with a conversion price of $0.40 per share, with warrants to purchase one share of common stock for every three shares of common stock issuable upon conversion of the notes.  The notes originally matured on August 2, 2017, one year from the date of issuance, and carried a 10% interest rate, with a default rate of 25%.  The conversion of the notes to shares is subject to shareholder approval.   The funds from these transactions were used to continue drilling activities, fund expenses incurred in connection with completion of Royale’s proposed merger with Matrix and for general corporate purposes.  The maturity date of one of the notes, for $300,000, has been extended to December 31, 2017.  The holder of the $1,280,000 note has not exercised any of its remedies upon default, and the Company has requested an extension of the maturity date.  See Item 3, Defaults upon Senior Securities.

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

Operating Activities.  Net cash used by operating activities totaled $2,029,638 and $2,908,250 for the nine month periods ended September 30, 2017 and 2016, respectively.  This $878,612 or 30.2% decrease in cash used was mainly due to higher accounts payable and accrued expenses at the end of the period in 2017 which was related to current drilling activities during the period.  During the nine months ended September 30, 2017 and 2016, executive management and directors received 52,613 and 2,275,513, respectively, in compensatory shares of the Company’s common stock valued at $25,000 and $615,365, respectively.

Investing Activities.  Net cash used by investing activities totaled $753,124 for the nine month period ended September 30, 2017.  Net cash provided by investing activities totaled $1,879,772 for the nine months ended September 30, 2016.  This $2,632,896 difference in net cash can be mainly attributed to the sale of our office building and the proceeds received of approximately $936,000 during the period in 2016.

Financing Activities.  No net cash was provided or used in financing activities in the first nine months of 2017.  Net cash provided by financing activities totaled $1,294,031 in the first nine months of 2016.  During the period in 2016, $1,950,000 was provided by the Cash Advances from Pending Transactions, mentioned earlier and $1,446,853 was used for principal payments on the Company’s note payable in the sale of its office building.   Also in the period in 2016, we issued 2,089,816 restricted common shares and received cash proceeds of $790,884 under private placement stock sales.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure relates to pricing of oil and gas production.  The prices we receive for oil and gas are closely related to worldwide market prices for crude oil and local spot prices paid for natural gas production.  Prices have been volatile for the last several years, and we expect that volatility to continue.  Monthly average natural gas prices ranged from a low of $3.12 per Mcf to a high of $3.62 per Mcf for the first nine months of 2017.  We have not entered into any hedging or derivative agreements to limit our exposure to changes in oil and gas prices or interest rates.

Item 4.  Controls and Procedures

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified an internal control deficiency that represents a material weakness in or internal control over financial reporting as of September 30, 2017, in that, certain legal documents, such as debt and equity financing transactions, during the fiscal year were not supported by fully executed agreements.

The control deficiency that gave rise to the material weakness did not result in a material misstatement of our financial statements for the nine month period ending September 30, 2017.

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

Except for the actions described above that were taken to address the material weaknesses, there were no changes in our internal controls during the nine months ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we have not issued any unregistered shares.

Item 3. Defaults Upon Senior Securities

On August 2, 2016, the Company issued two unsecured convertible promissory notes for a total principal amount of $1,580,000 to two investors.  See Capital Resources and Liquidity, page 13.  On August 2, 2017, the notes became due and payable. The maturity date of one of the notes, for $300,000, has been extended to December 31, 2017.  The other note, for $1,280,000 plus interest, remains due and unpaid.  The note holder has not exercised any of its remedies upon default, and the Company has requested an extension of the maturity date; however, if the Company does not receive the requested extension, the amount of unpaid principal and interest on the unpaid note (at a default rate of 25% per annum) would be approximately $1,501,333 as of November 14, 2017.

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

ROYALE ENERGY, INC.

Date: November 14, 2017	/s/ Jonathan Gregory
Jonathan Gregory, Chief Executive Officer

Date: November 14, 2017	/s/ Donald H. Hosmer
Donald H. Hosmer, President of Business Development

Date: November 14, 2017	/s/ Stephen M. Hosmer
Stephen M. Hosmer, President and Chief Financial Officer